Form 10KSB
period 1997-12-31
FAIRFAX GROUP INC
filed 1999-05-27
CIK 1079297

United States Securities And Exchange Commission
                    Washington D.C.  20549

                         FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1999.

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_______________

              Commission file Number: 0-25429

                    FAIRFAX GROUP, INC.
       (Name of small business issuer in its charter)

           Florida                             65-0832025
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)

6758 N. Military Trail, Unit 303 West Palm Beach, Florida 33407
(Address of principal executive offices)               (Zip Code)

           Issuer's telephone number (561) 840-9100

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                        Name of exchange on
which registered
     None                                         None

Securities registered under to Section 12(g) of the Exchange Act:

                 Common Stock, $0.01 par value
                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No__X__

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [ X ]

State issuer's revenues for its most recent fiscal year....$00.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

As of May 26, 1999, the aggregate market value of common stock, $0.01 par value, held by non-affiliates was approximately
$8,750.00 (350,000 shares at $0.025, which is the last price which the registrant's common equity was sold).

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

As of May 26, 1999, there were 6,150,000 shares of common stock, $0.01 par value, issued and outstanding.

                              PART I

Item 1.    Description of Business

      (a)  Business Development

     Fairfax Group, Inc. (the "Registrant"), was incorporated under the laws of the State of Florida on April 23, 1998 as a wholly owned subsidiary of Fairfax Group, Inc., a Nevada corporation ("Fairfax Nevada"). On September 8, 1998, the Registrant became the successor corporation to a merger between Fairfax Nevada and the Registrant.

     Fairfax Nevada was incorporated under the laws of the State of Nevada on March 9, 1982 as Resorts Marketing Unlimited, Inc. It was authorized to issue Twenty Five Million (25,000,000) shares of common stock, $0.001 par value. Since its inception, Fairfax Nevada never engaged in any substantive commercial business or other business operations. In June, 1995, Fairfax Nevada had a shareholder base of approximately 500 shareholders with approximately 2,050,000 shares outstanding. On July 11, 1995, Mr. Fred Keller, an individual, made his initial purchase of an aggregate of 1,800,000 shares from 12 Fairfax Nevada affiliate shareholders and, as a result, became the only affiliate shareholder out of the approximately 500 shareholders of Fairfax Nevada. In September 1995, Fred Keller, Trustee, Keller Trust, assigned certain judgments (the "Judgements") to Fairfax Nevada in Exchange for 4,000,000 shares of Fairfax Nevada valued at $100,000 or $0.025 per share issued to Fred Keller, an individual. Fairfax Nevada never successfully collected on the Judgments, and on February 24, 1998, Fairfax Nevada reassigned the Judgements to Fred Keller in exchange for $1,000 cash and Fred Keller making a $1,000 loan to the Registrant.

     As described above, on September 8, 1998, the Registrant and Fairfax Nevada merged, and the Registrant is the successor corporation to the merger. The primary purpose of the merger was to redomicile Fairfax Nevada to the State of Florida in order for Fairfax Nevada to become a Florida corporation. Among other things, the plan of merger provided that each share of the Registrant's capital stock issued and outstanding prior to the merger, and each share of the Registrant's capital stock held in treasury prior to the merger, would cease to exist; and each share of Fairfax Nevada's capital stock issued and outstanding prior to the merger, and each share of the Fairfax Nevada's capital stock held in treasury prior to the merger, would cease to exist and be converted into an equal number of shares of the Registrant's capital stock identical with the Fairfax Nevada shares being exchanged.

     (b)   Business of Registrant

     The Registrant's present officers and directors are the Registrant's only employees who devote approximately 10% of their time to the business of the Registrant. The Registrant has no full time employees and owns no real estate.

     The Registrant is in its early developmental and promotional s tages. The Registrant is a "shell" company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. The Registrant does not engage in any substantive commercial business or other business operations.

     The Registrant is a corporate vehicle created to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to employ the Registrant to become a reporting corporation under the Securities Exchange Act of 1934 ("Exchange Act"). On February 5, 1999, the Registrant elected to register the Registrant's common stock, par value $0.01 (the "Common Stock") pursuant to a Form 10-SB registration statement on a voluntary basis in order to create a reporting "shell" company. The Registrant has a shareholder base of approximately 500 shareholders and 6,150,000 shares of Common Stock outstanding, 5,800,000 of which are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). See "Description of Securities". Pursuant to resolution of the Registrant's board of directors, no Business Combination may occur prior to the Registrant obtaining the requisite audited financial statements required pursuant to Form 8-K (or its equivalent) promulgated under the Exchange Act.

     The Registrant intends to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential which, in the opinion of management, could provide a profit to the Registrant and its shareholders. The Registrant intends to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. The Registrant's efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, the Registrant reserves the right to acquire a Target Business located primarily elsewhere. While the Registrant may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of its limited resources, the Registrant will, in all likelihood, have the ability to effect only a single Business Combination. The Registrant may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. The Registrant will not restrict its search to any specific business, industry or geographical location, and the Registrant may participate in a business venture of virtually any kind or nature. Present management of the Registrant may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, the Registrant has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or Registrant, and the Registrant has not identified any specific business or Registrant for investigation and evaluation.

     The Registrant encounters intense competition from other entities having a business objective similar to that of the Registrant. Many of these entities are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than the Registrant and there can be no assurances that the Registrant will have the ability to compete successfully. The Registrant's financial resources are limited in comparison to those of many of its competitors. This inherent competitive limitation could compel the Registrant to select certain less attractive acquisition prospects. There can be no assurances that such prospects will permit the Registrant to meet its stated business objectives.
The Registrant believes, however, that the Registrant's status as a reporting public entity could give the Registrant a competitive advantage over privately held entities having a similar business objective to that of the Registrant in acquiring a business with significant growth potential.


Item 2.    Properties.

       The executive and business office of the Registrant consist of leased office space located at 6758 N. Military Trail, Unit 303 West Palm Beach, Florida 33407 which is leased at fair market prices.


Item 3.    Legal Proceedings.

       No material legal proceedings are pending of which the Registrant is a party.


Item 4.    Submission of Matters to a Vote of Security Holders.

     On February 5, 1999 the Registrant received written consents without a shareholders' meeting from 5,800,000 of 6,150,000 shares entitled to vote to (i) authorize an increase in the authorized number of shares of the Registrant from 20,000,000, par value $0.001 to 50,000,000, par value $0.01; (ii) effectuate a registration statement on Form 10-SB with the Securities and Exchange Commission on behalf of the Registrant to register the Registrant's outstanding class of common stock, $0.01 par value; and (iii) elect out of the Florida Anti-Takeover Statutes relating to affiliated transactions and control-share acquisitions. No votes were cast against the above action.

     Pursuant to Florida Statute 607.0704, a Notice of Action
Taken By Shareholder's Written Consent was provided to all shareholders of the Registrant with respect to the above action taken on February 5, 1999.



                            PART II

Item 5.    Market for Common Equity and Related Stockholders
           Matters.

     Approximately 500 shareholders hold the Registrant's Common Stock. No public trading market presently exists for the Registrant's Common Stock, and there are no present plans, proposals, arrangements or understandings with any person with regard to the development of any trading market in any of the Registrant's securities. No shares of Common Stock have been registered for resale under the blue sky laws of any state. The holders of shares of Common Stock and persons who may desire to purchase shares of Common Stock in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of shareholders to sell their shares and of purchasers to purchase the shares of Common Stock. Some jurisdictions may not allow the trading or resale of blind-pool or "blank-check" securities under any circumstances. Accordingly, shareholders should consider the secondary market for the Registrant's securities to be a limited one.

     The Registrant has not paid any dividends on its Common Stock to date and does not presently intend to pay cash dividends prior to the consummation of a Business Combination. The payment of cash dividends in the future, if any, will be contingent upon the Registrant's revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a Business Combination. The payment of any dividends subsequent to a Business Combination will be within the discretion of the Registrant's then board of directors. It is the present intention of the board of directors to retain all earnings, if any, for use in the Registrant's business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.


Item 6.    Management's Discussion and Analysis or Plan of
           Operation.

      (a)  Plan of Operation

     The Registrant is presently a development stage company conducting virtually no business operation, other than its efforts to effect a Business Combination with a Target Business which the Registrant considers to have significant growth potential. To date, the Registrant has neither engaged in any operations nor generated any revenue. It receives no cash flow. The Registrant will carry out its plan of business as discussed above. See "Description of Business". The Registrant cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a Business Combination or whether its capital will be further depleted by the operating losses, if any, of the Target Business which the Registrant effectuates a Business Combination with.

     The Registrant does not generate any cash revenue or receive any type of cash flow. Since February of 1997, Fred Keller, Trustee, Fred Keller Trust, an affiliate shareholder of the Registrant, has made loans to the Registrant on an almost month by month basis in the form of demand notes payable bearing interest at the prime rate plus two percent adjusted quarterly. The Registrant has obtained a written commitment from Fred Keller, Trustee, Fred Keller Trust, to continue to make such loans to the Registrant during the next 12 months, and management considers this commitment sufficient to enable the Registrant to meet its cash requirements for the next 12 months. The Registrant's operating costs, which includes professional fees and costs related to a Business Combination, are likely to approximate $100,000 during the next 12 months.

     As of the date of this report, the Registrant has not yet identified a Target Business to effectuate a Business Combination with. Therefore, the Registrant is unable predict its cash requirements subsequent to a Business Combination with the unidentified Target Business. Subsequent to the occurrence of a Business Combination, the Registrant may be required to raise capital through the sale or issuance of additional securities in order to ensure that the Registrant can meet its operating costs for the remainder of its fiscal year. No commitments of any kind to provide additional funds to the Registrant subsequent to a Business Combination have been made by management, other shareholders or any other third person. Accordingly, there can be no assurance that additional funds will be available to the Registrant to allow it to cover its expenses subsequent to a Business Combination. If the Registrant cannot meet its operating costs subsequent to a Business Combination, unless the Registrant can obtain additional capital, the Registrant may cease operations.

Item 7.   Financial Statements

       Financial Statements of the Registrant are attached as Appendix A (following Exhibits) and included as part of this Form
10-KSB Report. A list of said Financial Statements is provided in response to Item 13 of this Form 10-KSB Report.


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

       Not applicable.



                            PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act.

      (a)  Identity of directors and executive officers.

     The current directors and executive officers of the Registrant are as follows:

Name                      Age        Position                 Term

Ernest L. Porter          60         Director, Chmn. Of       Since 4/98
                                     the Board, Chief
                                     Executive Officer,
                                     President

William H. Ritts, III     55         Director, Chief          Since 12/98
                                     Financial Officer,
                                     Secretary

Kember C. Korte           47         Director                 Since 2/99
___________________________


     Each director is elected until the next Annual Meeting of shareholders and until his successor is qualified.

      (b) Business experience of directors and executive officers.

     Mr. Porter has served as a Director and Chief Executive Officer of the Registrant since its inception in April of 1998. From September 1997 to April 1998, Mr. Porter worked as a Senior Loan Officer at Flagship Mortgages Services, a division of Republic Bank, West Palm Beach, Florida. From June 1988 to September 1998, Mr. Porter served as the President and Chief Executive Officer of Florida Realty Group, Inc. a private real estate investment company. Mr. Porter received his Bachelor of Arts Degree in English from Stetson University in 1961.

     Mr. Ritts has served as a Director, Chief Financial Officer and Secretary of the Registrant since December 1998. Mr. Ritts presently also serves as the Chief Financial Officer of Kellway

Company, a private commercial/industrial real estate investment and management company. From 1996 to December 1998, Mr. Ritts served as Chief Financial Officer and Senior Vice President of City Auto Resources, Inc., a private automobile financing company. From 1994 to 1995, Mr. Ritts served as Treasurer and Chief Financial Officer of General Acceptance Corporation, a publically traded automobile financing company. Mr. Ritts received his Bachelor of Science Degree in Accounting from Pennsylvania State University in 1965.

     Mr. Korte has served as a director of the Registrant since February 1999. From 1987 to present, Mr. Korte also serves as a Vice President and General Manager of Kellway Company, a private commercial/industrial real estate investment and management company. Mr. Korte received his Bachelor of Arts Degree in English from Salisbury State University in 1973.


Section 16(a) Beneficial Ownership Reporting Compliance.

     To the best of Registrant's knowledge, no officer, director and/or beneficial owner of more than 10% of the Registrant's common stock, failed to file reports as required by Section 16(a) of the Exchange Act during the most recent fiscal year.


Item 10.    Executive Compensation.


     Executive Compensation.

                                                                             Long Term Compensation
                                                                             ----------------------
                            Annual Compensation                           Awards                Payouts
                 -------------------------------------------             -------                -------
  (a)             (b)         (c)         (d)          (e)          (f)         (g)           (h)            (i)
                                                     Annual      Restricted  Securities                   All Other
Name &                                               Compen-     Stock       Underlying      LTIP         Compen-
Position         Year      Salary($)    Bonus($)     sation      Award(s)    Options/        Payouts      sation
                                                       ($)          ($)      Sars(#)           ($)           ($)
Rose Keller.
Director,
President
Secretary(1)     1998        -0-          -0-          -0-         -0-          -0-             -0-           -0-

------------------------------------------------------------------------------------- ------------------------------

Ernest L.
Porter.
Director
Chmn. of the
Board/Presi
dent/CEO         1998       30,000        -0-          -0-          -0-         -0-             -0-           -0-

____________________________________


    (1) The positions held by Ms. Keller were with respect to the Registrant's predecessor, Fairfax Group, Inc., a Nevada
Corporation.

Compensation of Directors

     During the fiscal year ended February 28, 1999, no other officer or director received any type of compensation from the

Registrant for serving as such.

     For 1999, in consideration for serving as directors of the Registrant, the Registrant compensates each of its directors $1,000 per year plus expenses related to serving as a director of the Registrant. The Registrant has no stock, stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future in order to compensate such persons. No other arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.


Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.

     The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person known to the Registrant to be the beneficial owner of more than five percent (5%) of the Registrant's Common Stock:


Name and Address                         Amount and Nature      Percent of Class
of Beneficial Owner                      of Beneficial Owner

Fred Keller                                 5,800,000               94.3%
6758 North Military Trail, Suite 303
West Palm Beach, Florida 33407



     The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Registrant's Common Stock of each of the officers and directors of the Registrant, and the officers and directors of the Registrant as a group:



Name and Address                        Amount and Nature       Percent of Class
of Beneficial Owner                     of Beneficial Owner
Ernest L. Porter                                 -                   0%
6758 North Military Trail, Suite 303
West Palm Beach, FL 33407

William H. Ritts                                 -                   0%
6758 North Military Trail, Suite 303
West Palm Beach, FL 33407

Kember C. Korte                                  -                   0%
6758 North Military Trail, Suite 301
West Palm Beach, FL 33407

All Officers and Directors
as a Group (3 persons)                           -                   0%


     As of the date of this report, no arrangement exists regarding a change in control of the Registrant.


Item 12.    Certain Relationships and Related Transactions.

     The Registrant was incorporated under the laws of the State of Florida on April 23, 1998 as a wholly owned subsidiary of Fairfax Group, Inc., a Nevada corporation ("Fairfax Nevada").
On September 8, 1998, the Registrant became the successor corporation to a merger between Fairfax Nevada and the Registrant. The primary purpose of the merger was to redomicile Fairfax Nevada to the State of Florida in order for Fairfax Nevada to become a Florida corporation. Among other things, the plan of merger provided that each share of the Registrant's capital stock issued and outstanding prior to the merger, and each share of the Registrant's capital stock held in treasury prior to the merger, would cease to exist; and each share of Fairfax Nevada's capital stock issued and outstanding prior to the merger, and each share of the Fairfax Nevada's capital stock held in treasury prior to the merger, would cease to exist and be converted into an equal number of shares of the Registrant's capital stock identical with the Fairfax Nevada shares being exchanged. All assets and liabilities of Fairfax Nevada were transferred to the Registrant.

     During the fiscal year ended 1999, Fred Keller, Trustee, Fred Keller Trust, an affiliate shareholder of the Registrant, made loans to the Registrant on an almost month by month basis in the form of demand notes payable bearing interest at the prime rate plus two percent (2%) adjusted quarterly. During this period, the aggregate value of the principal on such loans approximated $91,500.

     No officer, director promoter or affiliate of the Registrant has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Registrant through security holdings, contracts, options, or otherwise.

     Although management has no current plans to cause the Registrant to do so, the officers and directors of the Registrant may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management or affiliates of management. Thus, it is likely that no other shareholder of the Registrant will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that such selling officers, directors or affiliates will be provided. Also, such shareholders will not be afforded an opportunity to approve or consent to such management or affiliate's stock purchase. It is more likely than not that any sale of securities by the Registrant's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Registrant would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

     Pursuant to Section 607.0901(5) of the Florida Business Corporation Act, the Registrant has inserted certain provisions in its articles of incorporation, as amended, which has the effect of removing the Registrant from the purview of the affiliated transaction statute promulgated under Section

607.0901 of the Florida Business Corporation Act and hence, the protection afforded by such statute. Section 607.0901 applies to transactions between a corporation and an "interested shareholder" (i.e., generally speaking, a "beneficial owner" of more than 10% of the outstanding voting shares of such corporation) or any "affiliate" or "associate" of the interested shareholder, as defined in the statute. In general, the statute requires that either a majority of the disinterested directors or a super majority of the disinterested shareholders of the corporation approve certain significant corporate transactions with certain related or "affiliated" parties -- "affiliated transactions". By removing the Registrant from the purview of Florida's affiliated transaction statute, the special shareholder and director voting requirements of the statute do not apply to affiliated transactions with the Registrant.


Item 13.   Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

          (3)   Charter and Bylaws.

               (i)   Articles of Incorporation and Amendment
                     to Articles of Incorporation.**

               (ii)  Bylaws.**

          (4) Instruments defining the rights of security holders.

               (i)   Articles of Incorporation and Amendment
                     to Articles of Incorporation.**

               (ii)  Bylaws.**

         (10)   Material Contracts.

         10.1 Articles of Merger (Agreement and Plan of Merger incorporated therein).**

         10.2   Business Lease.**

         10.3   Ernest Porter Employment Contract.**

         10.4 Specimen Sample of Demand Promissory Notes made by the Registrant to Fred Keller.**

        (27)    Financial Data Schedule.

                (i)  Financial Data Schedule.

   **Incorporated by reference to Registrant's Form 10-SB filed
February 23, 1999.

     (b)   Reports on Form 8-K.

           During the last quarter of the year ended February
           28, 1999, no reports on Form 8-K were filed by the Registrant.



                           Appendix A
                        Financial Statements.

       The following Audited Financial Statements of Registrant are filed as part of this Form 10-KSB Report:

     1.   Balance Sheets dated February 28, 1999 and 1998.

     2.   Statement of Operations for the Years ended February
          28, 1999 and 1998 and the period from March 1, 1991
          (date of quasi-reorganization) through February 28, 1999.

     3. Statements of Changes in Stockholders' Deficit for the period from March 1, 1991 (date of quasi-reorganization) through February 28, 1999.

     4.   Statements of Cash Flows for the Years ended February
          28,1999 and 1998 and the period from March 1, 1991
          (date of quasi-reorganization) through February 28, 1999.

     5.   Notes to Financial Statements for the Years ended
          February 28,1999 and 1998 and the period from March 1, 1991 (date of quasi-reorganization) through February
          28, 1999.


                               APPENDIX A
                               ===========


                            FAIRFAX GROUP, INC.
                       (A DEVELOPMENT STAGE COMPANY)


                    EXAMINATION OF FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED
                          FEBRUARY 28, 1999 AND 1998

                            TABLE OF CONTENTS



											Page


Independent Auditor's Report                                 1

Financial Statements:

   Balance Sheets                                            2

   Statements of Operations                                  3

   Statements of Changes in Stockholders' Deficit            4

   Statements of Cash Flows                                  5

   Notes to Financial Statements                            6-7

Independent Auditor's Report



To the Board of Directors and Stockholders
  of Fairfax Group, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheets of Fairfax Group, Inc. (a development stage company) as of February 28, 1999 and 1998 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and for the period from March 1, 1991 (date of quasi-reorganization) through February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairfax Group, Inc. as of February 28, 1999 and 1998, and the results of its operations and its cash flows for the fiscal years then ended and for the period from March 1, 1991 (date of quasi-reorganization) through February 28, 1999, in conformity with generally accepted accounting principles.


Michaelson & Co., P.A.
May 21, 1999

                        FAIRFAX GROUP, INC.
                   (A Development Stage Company)
                          BALANCE SHEETS
                   FEBRUARY 28, 1999 AND 1998



                              ASSETS
                                                          1999            1998
                                                        ---------       ---------
CURRENT ASSETS:
  Cash                                                  $   1,706       $   2,758
                                                        ---------       ---------
                                                            1,706           2,758
                                                        ---------       ---------
TOTAL ASSETS                                            $   1,706       $   2,758
                                                        =========       =========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                 $   1,072       $     537
  Stockholder notes payable                               111,814          14,301
                                                        ---------       ---------
                                                          112,886          14,838
                                                        =========       =========
STOCKHOLDERS' DEFICIT:
  Common stock; $.01 par value, authorized
  50,000,000 shares at February 28, 1999 and
  $.001 par value, authorized 25,000,000
  shares at February 28, 1998, 6,150,000 shares           61,500            6,150
  issued and outstanding at February 28, 1999
  and 1998.

  (Deficit) accumulated during the development
  stage                                                 (172,680)         (18,230)
                                                        --------         --------
                                                        (111,180)         (12,080)
                                                        --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $  1,706         $  2,758
                                                        ========         ========




See Independent Auditor's Report and Accompanying Notes

                      FAIRFAX GROUP, INC.
                 (A Development Stage Company)
                    STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998 AND FOR THE PERIOD FROM MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH FEBRUARY 28, 1999




                                                                                         MARCH 1
                                                        FOR THE YEAR ENDED            1991 THROUGH
                                                            FEBRUARY 28                FEBRUARY 28
                                                        1999            1998               1999
                                                      ---------       --------        ------------
REVENUES:
  Income                                              $    -          $    -          $    2,676
                                                      ---------       ---------        ---------
                                                           -               -               2,676
                                                      ---------       ---------        ---------
COSTS AND EXPENSES:
  Advertising and promotion                                 131            -                 180
  Licenses,Permits and Filing                             1,762           1,153            4,373
  Bank service charges                                      183             165              584
  Collection costs                                         -               -               1,341
  Contract labor                                          9,364             575           11,439
  Dues and subscriptions                                    408            -                 473
  Rent                                                   25,652            -              25,652
  Interest                                                6,019             993            7,808
  Office expenses                                         5,720            -               5,871
  Organizational expense - amortization                    -               -               2,150
  Professional fees                                      19,887             537           25,158
  Salaries and payroll taxes                             29,892            -              34,894
  Travel & Entertainment                                     52            -                  52
  Miscellaneous Expenses                                     30            -                  30
                                                      ---------       ---------        ---------
                                                         99,100           3,423          120,005
                                                      ---------       ---------        ---------
NET (LOSS)                                            $ (99,100)      $  (3,423)       $(117,329)
                                                      =========       =========        =========
(Loss) per share data:
  Basic and diluted                                   $   (0.02)      $   (0.00)       $   (0.04)
                                                      =========       =========        =========
Weighted average shares outstanding - basic           6,150,000       6,150,000        2,866,500
                                                      =========       =========        =========




See Independent Auditor's Report and Accompanying Notes

                       FAIRFAX GROUP, INC.
                  (A Development Stage Company)
          STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM MARCH 1, 1991 (Date of Quasi-Reorganization)
                    THROUGH FEBRUARY 28, 1999


                                                                 (DEFICIT)
                                                                ACCUMULATED
                                                                DURING THE
                                       COMMON STOCK             DEVELOPMENT
                                  SHARES          AMOUNT           STAGE           TOTAL
BALANCE AT MARCH 1, 1991          2,150,000       $  2,150      $   -             $    2,150

Net (loss)                            -               -             -                   -
                                  ---------       --------      ---------         ----------
BALANCE AT FEBRUARY 29, 1992      2,150,000          2,150          -                  2,150

Net (loss)                            -               -             -                   -
                                 ---------       --------      ---------          ----------
BALANCE AT FEBRUARY 28, 1993     2,150,000          2,150           -                  2,150

Net (loss)                            -               -             -                   -
                                 ---------       --------      ---------          ----------
BALANCE AT FEBRUARY 28, 1994     2,150,000          2,150           -                  2,150

Net (loss)                            -               -             -                   -
                                 ---------       --------      ---------          ----------
BALANCE AT FEBRUARY 28, 1995     2,150,000          2,150           -                  2,150

Stock issued at par value for
  cash and judgements
  (9/15/95)                      4,000,000          4,000           -                  4,000

Net (loss)                            -               -          (12,738)            (12,738)
                                 ---------       --------      ---------          ----------
BALANCE AT FEBRUARY 29, 1996     6,150,000          6,150        (12,738)             (6,588)

  Net (loss)                          -               -           (2,069)             (2,069)
                                 ---------       --------      ---------          ----------
BALANCE AT FEBRUARY 28, 1997     6,150,000          6,150        (14,807)             (8,657)

  Net (loss)                          -               -           (3,423)             (3,423)
                                 ---------       --------      ---------          ----------
BALANCE AT FEBRUARY 28, 1998     6,150,000          6,150        (18,230)            (12,080)
  Change in par value
    (Note 2)                                       55,350        (55,350)               -
  Net (loss)                          -               -          (99,100)            (99,100)
                                 ---------       --------      ---------          ----------

BALANCE AT FEBRUARY 28, 1999     6,150,000       $ 61,500      $(172,680)         $ (111,180)
                                 =========       ========      =========          ==========





See Independent Auditor's Report and Accompanying Notes

                      FAIRFAX GROUP, INC.
                (A Development Stage Company)
                   STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 1999 AND 1998 AND FOR THE PERIOD FROM MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH FEBRUARY 28, 1998




                                                                                         MARCH 1
                                                        FOR THE YEAR ENDED            1991 THROUGH
                                                            FEBRUARY 28                FEBRUARY 28
                                                        1999            1998               1999
                                                      ---------       ---------       ------------

CASH FLOW FROM OPERATING ACTIVITIES:

Net (Loss)                                            $ (99,100)      $ (3,423)       $ (117,329)

Adjustments to reconcile net (loss) to net

  cash (used in) operating activities:
  Changes in assets and liabilities:
    Other assets                                          -                  1             4,056
    Accounts payable                                        268             49               268
    Accrued expenses                                        267          1,111               804
                                                      ---------       --------        ----------

  NET CASH (USED IN) OPERATING ACTIVITIES               (98,565)        (2,262)         (112,201)
                                                     ----------       --------        ----------
CASH FLOW FROM FINANCING ACTIVITIES:

  Proceeds from stockholder notes payable                97,513          4,000 		 109,908
  Proceeds from issuance of common stock                  -               -                3,999
                                                     ----------       --------        ----------

  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                           97,513          4,000           113,907
                                                     ----------       --------        ----------

NET INCREASE (DECREASE) IN CASH                          (1,052)         1,738             1,706

CASH AT BEGINNING OF PERIOD                               2,758          1,020             -
                                                     ----------       --------        ----------
CASH AT END OF PERIOD                                $    1,706       $  2,758        $    1,706
                                                     ==========       ========        ==========





See Independent Auditor's Report and Accompanying Notes

                           FAIRFAX GROUP, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
  FOR THE YEARS ENDED FEBRUARY 28, 1999 and 1998 AND FOR THE PERIOD FROM MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH FEBRUARY 28, 1999
                     (See Independent Auditor's Report)



1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

Fairfax Group, Inc. (the Company) is a development stage enterprise, which was incorporated under the laws of the State of Nevada on March 1982. On September 8, 1998, the Company was merged into a newly formed Florida Corporation.

Method of Accounting:

The company reports the results of its operations using the accrual method of accounting for both financial and income tax purposes. Under this method, income is recognized when earned and expenses are deducted when incurred. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Reclassification of Financial Statement Presentation:

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation. Such reclassification had no effect on net loss as previously reported.


Stockholder Notes Payable:

The stockholder notes payable consists of demand notes to the majority stockholder bearing interest at the prime rate plus two percent adjusted quarterly.

Income Taxes:

The Company has no taxable income to date; therefore, no provision for federal or state taxes has been made. The Company may have a net operating loss carryforward at February 28, 1999. No tax assets have been recognized due to the uncertainty of future recovery for tax purposes.

                            FAIRFAX GROUP, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
   FOR THE YEARS ENDED FEBRUARY 28, 1999 and 1998 AND FOR THE PERIOD FROM MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH FEBRUARY 28, 1998
                   (See Independent Auditor's Report)



1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)


Computation of Net Loss Per Share:

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. The Company has reflected the provisions of SFAS No. 128 in the accompanying consolidated financial statements for all periods presented. SFAS 128 replaces the presentation of primary Earnings Per Share (EPS) with a presentation of basic EPS, which excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. During the periods presented, the Company did not have a complex capital structure.


Related Party Transactions:


The Company entered into a business lease agreement with an entity affiliated with the majority shareholder as of April 8, 1998. The one-year lease includes an annual base rent of $26,400 plus sales tax for office facilities and equipment with an effective date of April 15, 1998. Before this date, the majority shareholder allowed the Company to utilize the office space and equipment for free.


2. PAR VALUE

On February 5, 1999, par value was changed from $.001 to $.01 per share.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FAIRFAX GROUP, INC.

By:/s/Ernest L. Porter
      Ernest L. Porter, President

Date:  May 26, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/Ernest L. Porter
      Ernest L. Porter, President,
      Director

By:/s/William H. Ritts
      William H. Ritts, Chief
       Financial Officer, Director

By:/s/Kember C. Korte
      Kember C. Korte, Director

Date: May 26, 1999