Form 10QSB
period 1999-05-31
FAIRFAX GROUP INC
filed 1999-07-13
CIK 1079297

U.S. Securities and Exchange Commission

                      Washington, DC 20549

                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 1999

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ---- to ----

                 Commission File number 0-25429

                     Fairfax Group, Inc.
          (Exact name of small business issuer as
                  specified in its charter)

Florida                                          65-0832025
(State of other jurisdiction of                (IRS Employer
incorporation or organization)                Identification No.)

 6758 N. Military Trail, Unit 303 West Palm Beach, Florida 33407
            (Address of principal executive offices)

                         (561) 840-9100
                  (Issuer's telephone number)


(Former name, former address, and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __    No _X__

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable
date:    As of July 9, 1999, there were 6,150,000 shares of
common stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);
 Yes __    No _X__

                      FAIRFAX GROUP, INC.

                       Form 10-QSB Index
                         May 31, 1999

                                                           Page


Part I: Financial Information ............................   2

     Item 1. Financial Statements.........................   2

     Balance Sheet Unaudited as of May 31, 1999...........   2

     Balance Sheet Unaudited as of February 28, 1999......   3

     Profit and Loss Unaudited March through
     May 1999.............................................   4

     Cash Flow Forecast March through
     May 1999.............................................   5

     Notes to Unaudited Financial Statements .............   6

     Item 2. Management's Discussion and
     Analysis or Plan of Operation .......................   7

Part II:   Other Information..............................   8

     Item 1.    Legal Proceedings ........................   8

     Item 2.    Changes in Securities.....................   8

     Item 3.    Defaults Upon Senior Securities...........   8

     Item 4.    Submission of Matters to a Vote
                of Security Holders.......................   8

     Item 5.    Other Information ........................   8

     Item 6.    Exhibits and Reports on Form 8-K .........   8

Signatures................................................   8

                             PART I
                     FINANCIAL INFORMATION


Item 1.  Financial Statements


                     Fairfax Group, Inc.
                  Balance Sheet Comparison
                     As of May 31, 1999
                         (Unaudited)

                                      31-May-99        31-May-98
                                      ---------        ---------

                   ASSETS

Current Assets
  Checking/Savings                        3,416            5,443
                                      ---------        ---------
       Total Current Assets               3,416            5,443
                                      ---------        ---------
Other Assets
  Organizational Expense
  Unamortized Organization                2,150            2,150
  Accumulated Amortization               (1,290)            (860)
                                      ---------        ---------
  Total:  Organizational Expense            860            1,290
                                      ---------        ---------
       Total Other Assets                   860            1,290
                                      ---------        ---------
            TOTAL ASSETS                  4,276            6,733
                                      =========        =========

           LIABILITIES & EQUITY

Liabilities
  Current Liabilities
  Other Current Liabilities
  FL Unemployment Compensation              188                0
  D/T KELLWAY                                93                0
                                      ---------        ---------
       Total Liabilities                    281                0
                                      ---------        ---------
Long Term Liabilities
  Loan Payable - FKT                    137,382           37,778
                                      ---------        ---------
       Total Liabilities                137,662           37,778
                                      =========        =========
Equity
  Capital Stock                           6,150            6,150
  Retained Earnings                    (114,291)         (16,403)
  Net Income                            (25,246)         (20,792)
                                      ---------        ---------
       Total Equity                    (133,386)         (31,045)
                                      ---------        ---------
     TOTAL LIABILITIES & EQUITY           4,276            6,733
                                      =========        =========

                         Fairfax Group, Inc.
                      Balance Sheet Comparison
                         As of May 31, 1999
                             (Unaudited)


                                31-May-99    31-May-98     28-Feb-99
                                _________    _________     _________
     ASSETS
Current Assets
  Checking/Savings                  3,416        5,443        1,706
                               ----------    ---------     --------
       Total Current Assets         3,416        5,443        1,706
                               ----------    ---------     --------

Other Assets
  Organizational Expense
  Unamortized Organization          2,150        2,150        2,150
  Accumulated Amortization         (1,290)        (860)      (1,290)
                               ----------    ---------     --------
       Total                          860        1,290          860
                               ----------    ---------     --------

      Total Other Assets              860        1,290          860
                               ----------    ---------     --------

      TOTAL ASSETS                  4,276        6,733        2,566
                               ==========    =========     ========


     LIABILITIES & EQUITY

Liabilities
  Current Liabilities
  Other Current Liabilities                                     231
  FL Unemployment Compensation        188            0            1
  D/T KELLWAY                          93            0           93
                               ----------    ---------     --------
      Total                           281            0          325
                               ----------    ---------     --------

Long Term Liabilities
  Loan Payable - FKT              137,382       37,778      110,382
                               ----------    ---------     --------
       Total Liabilities          137,662       37,778      110,707
                               ----------    ---------     --------

Equity
  Capital Stock                     6,150        6,150        6,150
  Retained Earnings              (114,291)     (16,403)     (16,833)
  Net Income                      (25,246)     (20,792)     (97,458)
                               ----------    ---------     --------
  Total Equity                   (133,386)     (31,045)    (108,141)
                               ----------    ---------     --------
       TOTAL LIABILITIES            4,276        6,733        2,566
       & EQUITY                ==========    =========     ========


                      Fairfax Group, Inc.
                       Profit and Loss
                   March through May, 1999
                         (Unaudited)

                                          March through May
                                     1st Quarter       1st Quarter
                                         1999             1998
                                     ----------       ----------

Ordinary Income/Expense
  Expense
    Training & Seminars                      50                0
    Telephone & Communications              696              713
    Office Expense                           27              859
    Dues & Subscriptions                      0              124
    Bank Service Charges                     45               45
    Dues and Subscriptions                    0               78
    Interest Expense                          0                0
    Loan Interest                             0              476
    Licenses, Permits & Filing              595                0
    Miscellaneous                             0              206
    Office Supplies                           0              152
    Professional Fees                       804            1,725
    Accounting                            2,225                0
    Legal Fees                            5,094            2,795
    Rent                                  6,996            4,664
    Telephone                               407                0
    Travel & Entertainment                   33                0
    Contract Labor                            0            3,450
    Payroll Expenses                          0                0
    Officer Salaries                      7,500            5,000
    Employer Taxes                         (191)             382
    Unemployment Compensation Taxes         392                0
    Payroll Expenses - Other                574                0
                                     ----------       ----------
     Total Expense                       25,246           20,669
                                     ----------       ----------

    Net Ordinary Income                 (25,246)         (20,669)

    Other Expense                             0              123

       Net Income                       (25,246)         (20,792)
                                     ==========       ==========

                        Fairfax Group, Inc.
                        Cash Flow Forecast
                      March through May, 1999


                                                For the Quarter
                                                  Ended May 3
                                                ---------------

Cash Flow from Operating Activities:

Net (Loss)                                           (25,246)

Adjustments to reconcile net loss to net
  cash used in operating activities:
Other Assets                                               0
Accounts Payable                                         (45)
Equity adjustment                                          0

Net Cash (used) in Operating Activities              (25,290)

Cash Flow From Financing Activities:
Proceeds from Shareholder Payable                     27,000

Net Cash Provided by Financing Activities:            27,000

Net Increase (decrease) in Cash                        1,710

Cash at Beginning of Period                            1,706

Cash at End of Period                                  3,416

                    Fairfax Group, Inc.
              (a development stage company)
               NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of Fairfax Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period end March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended February 28, 2000.

Loss per Share - The company has adopted Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), effective October 1, 1997. FAS 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. Loss per share is computed by dividing net income by the weighted average numbers of shares outstanding during the period. There are no potentially dilutive shares outstanding. Restatement of the prior period for this pronouncement had no effect on the loss per share amount.

Development Stage Activities - The Company has been in the development stage since its inception on March 9, 1982. It has conducted no business other than organize as a corporation. The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. The Company has been seeking a merger partner and/or beginning a business that would generate profits. As of the date of this financial statement, no definitive arrangement has been made.


2.   CAPITALIZATION

The Company was created March 9, 1982 and has never actively engaged in any business activities. There is no litigation or pending litigation. Fairfax Group, Inc. is a shell that has no operations other than seeing possible merger partners.

During the quarter, the Company has not issued any shares of common stock.


3.   INCOME TAXES

The Company has no provision for taxes as they have net operating losses of $139,536.00 that expire in 2012 and 2013. No deferred asset has been recorded, as the possibility of benefiting from the operating loss is dependent on the Company achieving profitable operations.

Item 2.  Management's Discussion and Analysis or Plan of
         Operation.

  (a)  Plan of Operation

     Fairfax Group, Inc. (the "Registrant") is presently a development stage company conducting virtually no business operation, other than its efforts to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business ("Target Business") which desires to employ the Registrant to become a reporting corporation under the Securities Exchange Act of 1934. To date, the Registrant has neither engaged in any operations nor generated any revenue. It receives no cash flow. The Registrant cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a Business Combination or whether its capital will be further depleted by the operating losses, if any, of the Target Business which the Registrant effectuates a Business Combination with. No purchase or sale of significant equipment or significant changes in the Registrant's number of employees are expected prior to the consummation of a Business Combination.

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

                            PART II
                       OTHER INFORMATION

Item 1.  Legal Proceedings

     Not Applicable

Item 2.  Change in Securities

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended May 31, 1999.



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FAIRFAX GROUP, INC.
                                 Registrant

Date: July 9, 1999               /s/ Ernest L. Porter
                                 Ernest L. Porter,
                                 Chief Executive Officer

Date: July 9, 1999               /s/ Ernest L. Porter
                                 Ernest L. Porter,
                                 Chief Executive Officer

Date: July 9, 1999               /s/William H. Ritts, III
                                 William H. Ritts, III
                                 Chief Financial Officer and
                                 Secretary