Form 10QSB
period 1999-08-31
FAIRFAX GROUP INC
filed 1999-09-21
CIK 1079297

U.S. Securities and Exchange Commission
                           Washington, DC 20549
                               Form 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 31, 1999

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

                           FAIRFAX GROUP, INC.

                            Form 10-QSB Index
                              August 31, 1999

                                                                Page


     Part I: Financial Information ............................   2

          Item 1. Financial Statements.........................   2

          Balance Sheet Unaudited as of August 31, 1999........   2

          Balance Sheet Unaudited as of February 28, 1999......   3

          Profit and Loss Unaudited June through
          August 1999..........................................   4

          Cash Flow Forecast June through
          August 1999..........................................   5

          Notes to Unaudited Financial Statements .............   6

          Item 2. Management's Discussion and
          Analysis or Plan of Operation .......................   7

     Part II:   Other Information..............................   8

          Item 1.    Legal Proceedings ........................   8

          Item 2.    Changes in Securities.....................   8

          Item 3.    Defaults Upon Senior Securities...........   8

          Item 4.    Submission of Matters to a Vote
                     of Security Holders.......................   8

          Item 5.    Other Information ........................   8

          Item 6.    Exhibits and Reports on Form 8-K .........   8

     Signatures................................................   8

                          Part  I - Financial Information

Item 1.    Financial Statements


                              Fairfax Group, Inc.
                           Balance Sheet Comparison
                            As of August 31, 1999
                                 (Unaudited)

                                                 31Aug99  31Aug98
                          ASSETS
         Current Assets
              Checking/Savings                    3,973     2,558
                                                 ------    ------
              Total Current Assets                3,973     2,558
                                                 ------    ------
         Other Assets
              Organizational Expense
              Unamortized Organization                0     2,150
              Accumulated Amortization                0      (860)
              Total:  Organizational Expense          0     1,290

              Total Other Assets                      0     1,290
                                                 ------    ------
                       TOTAL ASSETS               3,973     3,848
                                                 ------    ------

                   LIABILITIES & EQUITY

         Liabilities
              Current Liabilities                    13
              Other Current Liabilities
              FL Unemployment Compensation
              D/T KELLWAY
                 Total Current Liabilities           13

         Long Term Liabilities
              Loan Payable - FKT                174,812    59,575
                                                -------   -------
                     Total Liabilities          174,825    59,575
                                                -------   -------
         Equity
              Capital Stock                      61,500     6,150
              Retained Earnings                (171,839)  (16,403)
              Net Income                        (60,512)  (45,474)
                                               --------   -------
                       Total Equity            (170,852)  (55,726)
                                               --------   -------

                TOTAL LIABILITIES & EQUITY        3,973     3,848
                                               ========   =======

                            Fairfax Group, Inc.
                         Balance Sheet Comparison
                          As of August 31, 1999
                              (Unaudited)


                                        31Aug99   31Aug98   28Feb99
                    ASSETS
     Current Assets
          Checking/Savin                 3,973     2,558      1706
                                        ------    ------    ------
          Total Current Assets           3,973     2,558     1,706
                                        ------    ------    ------
     Other Assets
          Organizational Expense
          Unamortized Organization           0     2,150
          Accumulated Amortization           0      (860)
          Total:      Organizational E       0     1,290         0
                                        ------    ------    ------
               Total Other Assets            0     1,290         0
                                        ------    ------    ------

                  TOTAL ASSETS           3,973     3,848     1,706
                                        ------    ------    ------


              LIABILITIES & EQUITY

     Liabilities
          Current Liabilities               13                 325
          Other Current Liabilities
          FL Unemployment Compensation
          D/T KELLWAY
                                        ------    ------    ------
           Total Current Liabilities        13         0       325
                                        ------    ------    ------

     Long Term Liabilities

          Loan Payable - FKT           174,812    59,575    111720

                                       -------   -------   -------
               Total Liabilities       174,825    59,575   112,046
                                       -------   -------   -------
     Equity
          Capital Stock                 61,500     6,150     61500
          Retained Earnings            (171839)  (16,403)  (73,580)
          Net Income                   (60,512)  (45,474)  (98,260)
                                       -------   -------   -------
                  Total Equity        (170,852)  (55,726) (110,339)
                                       -------   -------   -------

           TOTAL LIABILITIES & EQUITY    3,973     3,848     1,706
                                       =======   =======   =======


                            Fairfax Group, Inc.
                              Profit and Loss
                  June through August,  1999 (Unaudited)

                                                     June through August
                                                   2nd Quarter  2nd Quarter
                                                       1999        1998
     Ordinary Income/Expense

     Expense
             Training & Seminars                           50           0
             Telephone & Communications                 1,021       1,199
             Office Expense                               622        (530)
             Dues & Subscriptions                                     186
             Bank Service Charges                          61          45
             Dues and Subscriptions                                    20
             Loan Interest Expense                      7,092         797
             Licenses, Permits & Filing                   642         350
             Miscellaneous                                 25         314
             Office Supplies                                           52
             Professional Fees                            260       1,814
             Accounting Fees                            6,155         523
             Legal Fees                                 4,415       1,350
             Rent                                       6,996       6,996
             Telephone
             Travel and Entertainment                      44
             Contract Labor                                         3,189
             Payroll Expenses
             Officer Salaries                           7,500       7,500
             Employer Taxes                                           574
             Unemployment Compensation Taxes                           56
             Payroll Expenses - Other                     444
                                                      -------     -------
                        Total Expense                  35,324      24,434
                                                      -------     -------

     Net Ordinary Income                              (35,324)    (24,434)
                                                      -------     -------
     Other Expense                                                    248

                           Net Income                 (35,324)    (24,682)
                                                      =======     =======


                             Fairfax Group, Inc.
                             Cash Flow Forecast
                         June through August,  1999


                                                          For the Quarter
                                                          Ended August 31

      Cash Flow from Operating Activities:

      Net (Loss)                                              (35,324)

      Adjustments to reconcile net loss to net
      cash used in operating activities:
         Other Assets                                            (860)
         Accounts Payable                                         268
         Equity adjustment                                     35,324

         Net Cash (used) in Operating Activities                 (592)

      Cash Flow From Financing Activities:
         Proceeds from Shareholder Payable                    (37,430)

         Net Cash Provided by Financing Activities:           (38,022)

      Net Increase (decrease) in Cash                             557

      Cash at Beginning of Period                               3,416

      Cash at End of Period                                     3,973

                             Fairfax Group, Inc.
                        (a development stage company)

                        NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Fairfax Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ended February 28, 2000.

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

          Not Applicable

Item 5.  Other Information

          Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

          (a) Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the quarter ended August 31, 1999.



                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FAIRFAX GROUP, INC.
                                      Registrant

Date: September 16, 1999              /s/ Ernest L. Porter
                                      Ernest L. Porter,
                                      Chief Executive Officer

Date: September 16, 1999              /s/ Ernest L. Porter
                                      Ernest L. Porter,
                                      Chief Executive Officer

Date: September 16, 1999              /s/William H. Ritts, III
                                      William H. Ritts, III
                                      Chief Financial Officer and
                                      Secretary




      8.