Form 10QSB
period 1999-11-30
FAIRFAX GROUP INC
filed 2000-01-11
CIK 1079297

U.S. Securities and Exchange Commission
                              Washington, DC 20549
                                  Form 10-QSB


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 1999


         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____


                        Commission File number 0-25429


                              Fairfax Group, Inc.
                   ---------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

           Florida                                         65-0832025
-------------------------------                        ------------------
(State of other jurisdiction of                         (IRS Employer
incorporation or organization)                         Identification No.)


     6758 N. Military Trail, Unit 303 West Palm Beach, Florida 33407
     ---------------------------------------------------------------
                 (Address of principal executive offices)

                             (561) 840-9100
                       ---------------------------
                       (Issuer's telephone number)


                                  None
                ------------------------------------------
                 (Former name, former address, and former
                fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __    No _X__

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:    As of September 30,
1999, there were 6,150,000 shares of common stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);
Yes __    No _X__

                          FAIRFAX GROUP, INC.

                           Form 10-QSB Index
                           November 30, 1999

                                                           Page


Part I: Financial Information ............................   2

     Item 1. Financial Statements.........................   2

     Balance Sheet Unaudited as of November 30, 1999......   2

     Balance Sheet Unaudited as of February 28, 1999......   3

     Profit and Loss Unaudited September through
     November 1999........................................   4

     Cash Flow Forecast September through
     November 1999........................................   5

     Notes to Unaudited Financial Statements .............   6

     Item 2. Management's Discussion and
     Analysis or Plan of Operation .......................   7

Part II:   Other Information..............................   8

     Item 1.    Legal Proceedings ........................   8

     Item 2.    Changes in Securities.....................   8

     Item 3.    Defaults Upon Senior Securities...........   8

     Item 4.    Submission of Matters to a Vote
                of Security Holders.......................   8

     Item 5.    Other Information ........................   8

     Item 6.    Exhibits and Reports on Form 8-K .........   8

Signatures................................................   8

                            Part  I
                     Financial Information


Item 1.    Financial Statements



Fairfax Group, Inc.
Balance Sheet Comparison As of November 30, 1999
(Unaudited)




                                                 30 Nov 99    30 Nov 98
                                                 ---------    ---------
                           ASSETS
    Current Assets
         Checking/Savings                            2,486        1,684
         Total Current Assets                        2,486        1,684

    Other Assets
         Organizational Expense
         Unamortized Organization                        0        2,150
         Accumulated Amortization                        0         (860)
         Total:  Organizational Expense                  0        1,290

         Total Other Assets                              0        1,290
                                                  --------     --------
                  TOTAL ASSETS                       2,486        2,974
                                                  ========     ========
              LIABILITIES & EQUITY
    Liabilities
         Current Liabilities                            21           35
         Other Current Liabilities
         FL Unemployment Compensation
         D/T Kellway
            Total Current Liabilities                   21           35

    Long Term Liabilities
         Loan Payable - FKT                        200,105       83,975
                                                  --------     --------
                Total Liabilities                  200,126       84,010
                                                  ========     ========
    Equity
         Capital Stock                              61,500        6,150
         Retained Earnings                        (171,839)     (16,403)
         Net Income                                (87,301)     (70,783)
                                                  --------     --------
                  Total Equity                    (197,640)     (81,036)
                                                  ========     ========
           TOTAL LIABILITIES & EQUITY                2,486        2,974
                                                  ========     ========



Fairfax Group, Inc.
Balance Sheet Comparison
As of November 30, 1999
(Unaudited)




                                         30 Nov 99     30 Nov 98     28 Feb 99
                                         ---------     ---------     ---------

ASSETS
Current Assets
     Checking/Saving                          2,486         1,684         1,706
                                          ---------     ---------     ---------
     Total Current Assets                     2,486         1,684         1,706
                                          =========     =========     =========
Other Assets
     Organizational Expense
     Unamortized Organization                     0         2,150
     Accumulated Amortization                     0          (860)
     Total: Organizational Expense                0         1,290             0
           Total Other Assets                     0         1,290             0
                                          =========     =========     =========
             TOTAL ASSETS                     2,486         2,974         1,706
                                          =========     =========     =========

LIABILITIES & EQUITY
     Liabilities
     Current Liabilities                         22           35            325
     Other Current Liabilities
     FL Unemployment Compensation
     D/T Kellway
                                          ---------     ---------     ---------
      Total Current Liabilities                  22           35            325
                                          =========     =========     =========

Long Term Liabilities
     Loan Payable - FKT                     200,104        83,975       111,720
                                          ---------     ---------     ---------
          Total Liabilities                 200,126        84,010       112,045
                                          =========     =========     =========

Equity
     Capital Stock                           61,500         6,150        61,500
     Retained Earnings                     (171,839)      (16,403)      (73,580)
     Net Income                             (87,301)      (70,783)      (98,259)
                                          ---------     ---------     ---------
             Total Equity                  (197,640)      (81,036)     (110,339)
                                          =========     =========     =========
TOTAL LIABILITIES & EQUITY                    2,486         2,974         1,706
                                          =========     =========     =========



Fairfax Group, Inc.
Profit and Loss
September through November, 1999
(Unaudited)



                                            Sept through November       March through
                                           3rd Quarter 3rd Quarter      November 1999
                                           -----------------------      -------------
                                              1999         1998
                                           ----------    ---------

Ordinary Income/Expense

Expense
    Training & Seminars                             0            0                  0
    Telephone & Communications                  1,007        1,188              3,131
    Office Expense                                  0          336                649
    Advertising                                     6            0                  0
    Bank Service Charges                           45           45                151
    Dues and Subscriptions                          0            0                  0
    Loan Interest Expense                       4,792            0             11,884
    Licenses, Permits & Filing                    220            0              1,457
    Miscellaneous                                  47           47                 72
    Postage                                                     15                  0
    Professional Fees                             225          320              1,289
    Accounting Fees                                 0        4,317              8,380
    Legal Fees                                  2,174        1,470              1,683
    Rent                                        9,328        6,996             23,300
    Travel and Entertainment                      166           27                243
    Contract Labor                                704        2,475                704
    Officer Salaries                            6,807        7,500             21,807
    Employer Taxes                              1,267          574              1,669
    Payroll Expenses - Other                                     0                762
                                             --------     --------           --------
        Total Expense                          26,788       25,310             87,301
                                             --------     --------           --------
Net Ordinary Income                           (26,788)     (25,310)           (87,301)
                                             --------     --------           --------

Other Expense                                                    0
                                             --------     --------           --------
         Net Income                           (26,788)     (25,310)           (87,301)
                                             --------     --------           --------


Fairfax Group, Inc.
Cash Flow Forecast
Sept through November,  1999



                                                  For the Quarter        March thru
                                                  Ended November 30       Nov 1999
                                                  -----------------      ---------

        Cash Flow from Operating Activities:

        Net (Loss)                                          (26,788)       (87,301)

        Adjustments to reconcile net loss to net
        cash used in operating activities:
        Other Assets                                              0
        Accounts Payable                                          9           (303)
        Equity adjustment                                         0

        Net Cash (used) in Operating Activities             (26,779)       (87,604)

        Cash Flow From Financing Activities:
        Proceeds from Shareholder Payable                   (25,292)        88,384

        Net Cash Provided by Financing Activities:          (25,292)        88,384

        Net Increase (decrease) in Cash                      (1,487)           780

        Cash at Beginning of Period                           3,973          1,706

        Cash at End of Period                                 2,486          2,486



                       Fairfax Group, Inc.
                  (a development stage company)
                  NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of Fairfax Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period end November 30, 1999 are not necessarily indicative of the results that may be expected for the year ended February 28, 2000.

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

2.   CAPITALIZATION

The Company was created March 9, 1982 and has never actively engaged in any business activities. There is no litigation or pending litigation. Fairfax Group, Inc. is a shell that has no operations other than seeking possible merger partners.

During the quarter, the Company has not issued any shares of common stock.

3.   INCOME TAXES

The Company has no provision for taxes as they have net operating losses of $139,536.00 that expire in 2012 and 2013.
No deferred asset has been recorded, as the possibility of benefitting from the operating loss is dependent on the Company achieving profitable operations.


4. Reclassifications have been made to the former financial statements to conform to the current year analysis.

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

     Not Applicable

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended November 30, 1999.



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FAIRFAX GROUP, INC.
                                 Registrant

Date: January 10, 2000           /s/ Ernest L. Porter
                                 Ernest L. Porter,
                                 Chief Executive Officer

Date: January 10, 2000           /s/ Ernest L. Porter
                                 Ernest L. Porter,
                                 Chief Executive Officer

Date: January 10, 2000           /s/Charles S. Hafer
                                 Charles S. Hafer
                                 Chief Financial Officer and
                                 Director