Form 10KSB
period 2000-02-29
FAIRFAX GROUP INC
filed 2000-05-30
CIK 1079297

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.  20549
                               FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2000

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to________________________

Commission file Number 0-25429

                            FAIRFAX GROUP, INC.
                            -------------------
             (Name of small business issuer in its charter)

        Florida                                         65-0832025
       ---------                                        ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

6758 N. Military Trail, Suite 303, West Palm Beach, Florida       33407
------------------------------------------------------------      -----
(Address of principal executive offices )                       (Zip Code)

Issuer's telephone number, including area code, (561) 840-9100
                                                --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                    Name of exchange on which registered
-------------------                    ------------------------------------
      None                                              None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.01 Par Value
                         -----------------------------
                              (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [X ]

     State issuer's revenues for its most recent fiscal year..........$0.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

     As of May 25, 2000, the aggregate market value of our common stock, $0.01 par value, held by non-affiliates was approximately $8,750.00 (350,000 shares at $0.025, which is the last price which the registrant's common equity was sold).
                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date................

     As of May 25, 2000, there were 6,150,000 shares of common stock, $0.01 par value, issued and outstanding.

Transitimal Small Business Disclosure Format (check one)

Yes ________        No ___X_____

                                    PART I

Item 1.       Description of Business

   Forward-Looking Statements

   This Report on Form 10-KSB contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of the "blank check" companies in general, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

   1.    changes in general economic and business conditions affecting
         "blank check" companies;
   2.    legal or policy developments that diminish the appeal of our Company;
   3.    the level of demand for "blank check" companies; and
   4.    changes in our business strategies.

   The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for similar statements by existing public companies, does not apply to our Company.

   (a)   Our Business Development

   We were organized as Fairfax Group, Inc. under the laws of the State of Florida on April 23, 1998 as a wholly owned subsidiary of Fairfax Group, Inc., a Nevada corporation ("Fairfax Nevada"). On September 8, 1998, we became the successor corporation to a merger between Fairfax Nevada and Fairfax Group, Inc., a Florida corporation. Unless the context otherwise requires, all references to the "Company" "we" "our" and other similar terms means Fairfax Group, Inc., a Florida corporation.

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

   On July 11, 1995, Mr. Fred Keller, an individual, made his initial purchase of an aggregate of 1,800,000 shares from 12 Fairfax Nevada shareholders and, as a result, became the only affiliate shareholder out of the approximately 500 shareholders of Fairfax Nevada. In September 1995, Fred Keller, Trustee,


                                Page-3-




Keller Trust, assigned certain judgments (the "Judgments") to Fairfax Nevada in Exchange for 4,000,000 shares of Fairfax Nevada valued at $100,000 or $0.025 per share issued to Fred Keller, an individual. Fairfax Nevada never successfully collected on the Judgments, and on February 24, 1998, Fairfax Nevada reassigned the Judgments to Fred Keller in exchange for $1,000 cash and Fred Keller making a $1,000 loan to Fairfax Nevada.

   As described above, on September 8, 1998, we merged with Fairfax Nevada and we are the successor corporation to the merger. The primary purpose of this merger was to redomicile Fairfax Nevada to the State of Florida in order for Fairfax Nevada to become a Florida corporation. Among other things, the plan of merger provided that each share of our Company's capital stock issued and outstanding prior to the merger, and each share of our Company's capital stock held in treasury prior to the merger, would cease to exist; and each share of Fairfax Nevada's capital stock issued and outstanding prior to the merger, and each share of the Fairfax Nevada's capital stock held in treasury prior to the merger, would cease to exist and be converted into an equal number of shares of our capital stock identical with the Fairfax Nevada shares being exchanged.

   (b)   Our Present Business

   We make reference to our entire Form 10-SB registration statement, as amended, filed with the U.S. Securities and Exchange Commission on June 28, 1999, which contains information and a more comprehensive discussion of our business and our industry which is not required to be contained in this Report on Form 10-KSB.

   We are in our early developmental and promotional stages. We are a "shell" company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We do not engage in any substantive commercial business or other business operations. Our executive and business offices are located at 6758 N. Military Trail, Suite 303, West Palm Beach, Florida 33407.

   Our present officers and directors are our only employees, and they devote approximately 10% of their time to our business. We have no full time employees. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees while we are seeking and evaluating Target Businesses. Our need for employees and their availability will be addressed in connection with the decision whether or not to consummate a specific Business Combination.

   We are a corporate vehicle created to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to employ our Company to become a reporting corporation under the Securities Exchange Act of 1934 ("Exchange Act"). On February 5, 1999, we elected to register our common stock, par value $0.01 (the "Common Stock") pursuant to a Form 10-SB registration statement on a voluntary basis in order to create a reporting "shell" company. We have a shareholder base of approximately 500 shareholders and 6,150,000 shares of


                                Page-4-


Common Stock outstanding, 5,800,000 of which are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act").
Pursuant to resolution of our board of directors, no Business Combination may occur prior to the our Company obtaining the requisite audited financial statements required pursuant to Form 8-K (or its equivalent) promulgated under the Exchange Act.

   As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a new or "start-up" company, we face all of the unforeseen costs, expenses, problems,and difficulties related to new companies.

   We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential which, in the opinion of management, could provide a profit to our Company and our shareholders. We intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located primarily elsewhere. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth.
We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our present management may become involved in the management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

   We encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than we do and we cannot assure that we will have the ability to compete successfully. Our financial resources are limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive acquisition prospects. We cannot assure that such prospects will permit us to meet our stated business objectives. We believe, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective similar to ours.

   No trading market in our Common Stock presently exists. In light of the restrictions concerning shell companies contained in many state blue sky laws and regulations, it is not likely that a trading market will be created in our Common Stock until such time as a Business Combination occurs with a Target Business. We cannot assure that subsequent to such a Business Combination that a trading market in our Common Stock will develop; especially in light of the U.S. Securities and Exchange Commission's view that Rule 144 is not available for resale transactions for securities issued by blank check


                                Page-5-


companies, and that the resale of such securities cannot occur without registration under the Securities Act.

   Our limited funds and lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our capital or other resources thereto.

   We cannot presently ascertain with any degree of certainty the time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws).

   If we consummate a Business Combination with a Target Business which operates in an industry which is regulated or licensed by federal, state or local authorities, compliance with such regulations could be a time-consuming and expensive process.

Item 2.       Properties.

   Our executive and business offices are located at 6758 N. Military Trail, Suite 303, West Palm Beach, Florida 33407. We believe this office space is adequate to serve our needs until such time as a Business Combination occurs, and we expect to be able to utilize these offices, pursuant to the terms described above, until such time as a Business Combination occurs. See "Certain Relationships and Related Transactions".

Item 3.       Legal Proceedings.

   As of the date hereof, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

Item 4.       Submission of Matters to a Vote of Security Holders.

   No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year.

                           PART II

Item 5.       Market for Common Equity and Related Stockholders Matters.

   (a)   Market Information

   Although in November, 1999 we reserved the trading symbol FRXG so we could trade our Common Stock on the over-the-counter bulletin board, we have not submitted our final amended Form c-211 to the NASD and no market maker has


                                Page-6-


initiated any price quotation for our Common Stock. Further, no shares of our Common Stock have been registered for resale under the blue sky laws of any state. Consequently, no public trading market presently exists for our Common Stock, and we cannot guarantee that any trading market will develop in our Common Stock at any time in the future; especially in light of the U.S. Securities and Exchange Commission's view that Rule 144 is not available for resale transactions for securities issued by blank check companies, and that the resale of such securities cannot occur without registration under the Securities Act.

   The holders of shares of Common Stock and persons who may desire to purchase shares of Common Stock in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of shareholders to sell their shares and of purchasers to purchase the shares of Common Stock. Some jurisdictions may not allow the trading or resale of blind-pool or "blank-check" securities under any circumstances. Accordingly, shareholders should consider the secondary market for the Company's securities to be a limited one.

   (b)   Holders

   As of April 30, 2000, approximately 500 holders of record held our common stock.

   (c)   Dividends

   No cash dividends were declared or paid on our common stock for the last two fiscal years. No restrictions limit our ability to pay dividends on our common stock. We do not expect to pay any dividends in the near future.

   Recent Sales of Unregistered Securities

   We were incorporated under the laws of the State of Florida on April 23, 1998 as a wholly owned subsidiary of Fairfax Nevada. On September 8, 1998, we became the successor corporation to a merger between Fairfax Nevada and our Company. The primary purpose of the merger was to redomicile Fairfax Nevada to the State of Florida in order for Fairfax Nevada to become a Florida corporation. Among other things, the plan of merger provided that each share of our Company's capital stock issued and outstanding prior to the merger, and each share of our Company's capital stock held in treasury prior to the merger, would cease to exist; and each share of Fairfax Nevada's capital stock issued and outstanding prior to the merger, and each share of the Fairfax Nevada's capital stock held in treasury prior to the merger, would cease to exist and be converted into an equal number of shares of our Company's capital stock identical with the Fairfax Nevada shares being exchanged. We relied upon
Section 3(a)(9) of the Securities Act with respect to this transaction.
As of the date of this report, during the past three years, no other shares of our Common Stock have been issued in a transaction not registered under the Securities Act.

Item 6.       Management's Discussion and Analysis or Plan of Operation.


                                Page-7-


   This Annual Report on Form 10-K should be read in conjunction with our audited financial statements attached as Appendix A (following Exhibits) and included as part of this Form 10-KSB Report. This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded as forward looking statements. For example, the words "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our Company's actual results to differ materially from those indicated by such forward-looking statements.

Plan of Operation

   We are presently a development stage company conducting virtually no business operation, other than our efforts to effect a Business Combination with a Target Business which we consider to have significant growth potential. To date, we have neither engaged in any operations nor generated any revenue. We receive no cash flow. We will carry out our plan of business as discussed above. See "Description of Business". We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a Business Combination or whether our capital will be further depleted by the operating losses, if any, of the Target Business which we effectuate a Business Combination with.

   We do not generate any cash revenue or receive any type of cash flow. Since February of 1997, Fred Keller, Trustee, Fred Keller Trust, one of our affiliate shareholders, has made loans to our Company on an almost month by month basis in the form of demand notes payable bearing interest at the prime rate plus two percent adjusted quarterly. We have obtained a written commitment from Fred Keller, Trustee, Fred Keller Trust, to continue to make such loans to our Company during the next 12 months, and our management considers this commitment sufficient to enable our Company to meet its cash requirements for the next 12 months. Our operating costs, which includes professional fees and costs related to a Business Combination, are likely to approximate $100,000 during the next 12 months.

   To date, we have not yet identified a Target Business to effectuate a Business Combination with. Therefore, we are unable predict our cash requirements subsequent to a Business Combination with the unidentified Target Business. Subsequent to the occurrence of a Business Combination, we may be required to raise capital through the sale or issuance of additional securities in order to ensure that we can meet our operating costs for the remainder of our fiscal year. No commitments of any kind to provide additional funds to our Company subsequent to a Business Combination have been made by management, other shareholders or any other third person. Accordingly, we cannot assure that additional funds will be available to us to allow us to cover our expenses subsequent to a Business Combination. If we cannot meet our operating costs subsequent to a Business Combination, unless we can obtain additional capital, we may cease operations.


                                Page-8-


Year 2000 Issues

   Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning January 1, 2000. Many companies' software and computer systems have been upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. We have reviewed our internal programs and have determined that there are no significant Year 2000 issues within our systems or services. We have completed modifications to our internal systems to attempt to ensure Year 2000 compliance. The costs of these modifications was not material and involved a reallocation of internal resources rather than incremental expenditure. In addition, we utilize third party hardware, software and services that may not be Year 2000 compliant. Although we believe that our software and the hardware and software provided by third parties is Year 2000 compliant and no year 2000 complications have been noted as of the date of this report; we may be wrong. If complications do arise, we could face unexpected expenses to resolve any related issues and any unexpected interruptions could be harmful to our business.

Item 7.       Financial Statements

   Our Financial Statements of are attached as Appendix A (following Exhibits) and included as part of this Form 10-KSB Report. A list of our Financial Statements is provided in response to Item 13 of this Form 10-KSB Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not Applicable

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

   (a)  Identity of our current directors and executive officers.


Name                  Age      Position                    Director Since
----                  ---      --------                    --------------

Ernest L. Porter      61       Director, Chmn. of Board    April, 1998
                               Chief  Executive Officer,
                               President

Jeffrey B.Lathe       45       Director, Vice President,   October 1999
                               Secretary

Charles S. Hafer      52       Director, Treasurer         October 1999



                                Page-9-


   Each director is elected until the next Annual Meeting of shareholders and until his successor is qualified.

   (b)  Business experience of directors and executive officers.

   Mr. Porter has served as a Director and Chief Executive Officer of the Company since its inception in April of 1998. From September 1997 to April 1998, Mr. Porter worked as a Senior Loan Officer at Flagship Mortgages Services, a division of Republic Bank, West Palm Beach, Florida. From June 1988 to September 1998, Mr. Porter served as the President and Chief Executive Officer of Florida Realty Group, Inc. a private real estate investment company. Mr. Porter received his Bachelor of Arts Degree in English from Stetson University in 1961.

   Mr. Lathe has served as a Director, Vice President and Secretary of the Company since October 1999. He is a member of the Florida Bar Association and has practiced law in Miami, Florida and West Palm Beach, Florida since 1982. Mr. Lathe received his Bachelor of Arts Degree in International Studies from Reed College in 1977 and his Juris Doctor degree from Washington and Lee University Law School in 1980.

   Mr. Hafer has served as a Director and Treasurer of the Company since October 1999. He is a Certified Public Accountant and has practiced accounting with the firm of Hafer and Gilmer since 1980. Mr. Hafer received his Bachelor of Science Degree in Accounting from the University of Florida in 1970 and his M.B.A. degree from Florida Atlantic University in 1980.
Officer and Director Resignations

   In October1999, William H. Ritts, III resigned as our Director, Chief Financial Officer, and Secretary, and Kember Korte resigned as our Director.

   Section 16(a) Beneficial Ownership Reporting Compliance.

   To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our common stock, failed to file reports as required by
Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 10.    Executive Compensation.


                                                                     Long Term Compensation
                                                                    -----------------------
                 Annual Compensation                                Awards            Payouts
  -----------------------------------------                         ------            -------

(a)          (b)             (c)          (d)         (e)         (f)        (g)         (h)
                                                      Other                                         All
Name &                                               Annual    Restricted  Securities              Other
Position     Year          Salary ($)    Bonus ($)   Compen-    S t o c k   Underlying    LTIP      Compen-
                                                      sation     Award(s)    Options/     Payouts   sation
                                                       ($)         ($)       SARs(#)        ($)      ($)
-----------------------------------------------------------------------------------------------------------
Ernest L.    Fiscal year     30,000        -0-         -0-         -0-         -0-        -0-        -0-
Porter.      e n d i n g
Director,    February 29,
President/   2000
CEO



                                Page-10-


   Compensation of Directors


   During the fiscal year ending February 29, 2000, other than as described herein, no other officer or director received any type of compensation from our Company for serving as such. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

     Employee Stock Option Plan

     We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our Board of Directors may recommend adoption of one or more such programs in the future.
Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person known to our Company to be the beneficial owner of more than five percent (5%) of our Company's Common Stock:

Name and Address                       Amount and Nature      Percent of Class
of Beneficial Owner                    of Beneficial Owner

Fred Keller                            5,800,000                     94.3%
6758 North Military Trail, Suite 301
West Palm Beach, Florida 33407

   The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:

Name and Address                       Amount and Nature      Percent of Class

of Beneficial Owner                    of Beneficial Owner

Ernest L. Porter                       -                             0%
6758 North Military Trail, Suite 303
West Palm Beach, FL 33407

Jeffrey B. Lathe                       -                             0%
6758 North Military Trail, Suite 303
West Palm Beach, FL 33407

Charles S. Hafer                       -                             0%
251 Royal Palm Way, Suite 302
Palm Beach, Florida 33402

All Officers and Directors
as a Group (3 persons).                -                             0%



                                Page-11-



Item 12.      Certain Relationships and Related Transactions.

   Although our management has no current plans to cause the Company to do so, our affiliates, officers and directors may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management or affiliates. Thus, it is likely that none of our other shareholders will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that such selling officers, directors or affiliates will be provided. Also, such shareholders will not be afforded an opportunity to approve or consent to such management or affiliate's stock purchase. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving our Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

   Since February, 1997, Fred Keller, Trustee, Fred Keller Trust, our affiliate shareholder, has made loans to our Company on an almost month by month basis in the form of demand notes payable bearing interest at the prime rate plus two percent (2%) adjusted quarterly. As of the date of this report, the aggregate value of the principal on such loans approximated $223,500.

   Pursuant to Sections 607.0901(5) and 607.0902(5) of the Florida Business Corporation Act, our Company has inserted certain provisions in our articles of incorporation which have the effect of removing us from the purview of the control-share acquisition and affiliated transaction statutes promulgated under Sections 607.0901 and 607.0902 of the Florida Business Corporation Act and hence, the protections afforded by such statutes.

   Section 607.0901 of the Florida Business Corporation Act imposes limitations on the exercise of corporate control, directly or indirectly, by a beneficial owner of more than 10% of a corporation's outstanding voting stock (an "interested shareholder"). The corporation's "disinterested directors" as defined therein, or a supermajority of the corporation's shareholders (other than the interested shareholder and related parties) are required to approve certain business combinations and corporate transactions with the interested shareholder or any entity or individual controlled by the interested


                                Page-12-


shareholder ("affiliated transaction"), unless certain statutory exemptions apply, or the corporation has opted out of the affiliated transactions statute. The stated purpose of the affiliated transactions statute is to assure that Florida shareholders who do not tender their shares in a hostile takeover offer receive a fair price for those shares in a second-step, freeze-out transaction. By removing the Company from the purview of Florida's affiliated transaction statute, the consideration received by selling shareholders in a "second-step" transaction could be less than the consideration received by the selling shareholders in the initial transaction.

   Section 607.0902 of the Florida Business Corporation Act denies corporate control to an acquirer of control shares by extinguishing the voting rights of shares of an "issuing public corporation", as defined therein, acquired in a "control share acquisition", as defined therein. Voting rights may be reinstated to the extent provided in a shareholders' resolution approved by (1) each class or series entitled to vote separately on the proposal by a majority Of all votes entitled to be cast by such class or series and (2) each class or series entitled to vote separately on the proposal by a majority of all votes entitled to be cast by such class or series, excluding all "interested shares" (ie., generally speaking, those shares that may be voted by or at the direction of a person who made a control-share acquisition or an officer or employee/director of the subject "issuing public corporation"). The acquisition of shares is not directly affected, only the voting rights attendant to control shares. Other shares of the same corporation that are owned or acquired by the same person are not affected.

   The stated purpose of the control share acquisitions statute is to protect Florida shareholders by affording them an opportunity to decide whether a change in corporate control is desirable. By removing the Company from the purview of Florida's control-share acquisition statute, shares of an "issuing public corporation" acquired pursuant to a control acquisition are not deemed to be "control-share acquisitions", which, in the Company's case, effectively denies non-management/affiliate shareholders an opportunity to approve or consent to an acquirer's purchase of such management or affiliate's stock pursuant to a Business Combination. See "Description of Business - Shell Corporation Discussion - Conflicts of Interest".

Item 13.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

(3)            Charter and Bylaws.

     (i)       Articles of Incorporation and Amendment
               to Articles of Incorporation.**

     (ii)      Bylaws.**

(4)            Instruments defining the rights of security holders.


                                Page-13-


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

     10.4 Specimen Sample of Demand Promissory Notes made by the Registrant to Fred Keller.**

(27)           Financial Data Schedule.

     (i)       Financial Data Schedule.


**Incorporated by reference to Registrant's Form 10-SB filed February 23, 1999.

     (b)   Reports on Form 8-K.

     We filed no reports on Form 8-K during the last quarter of the year ended February 28, 1999.

     (c)  Financial Data Schedule.

                                  Appendix A
                           Financial Statements.

     The following Audited Financial Statements are filed as part of this Form 10-KSB Report:

        1.   Balance Sheets dated February 29, 2000 and February 28, 1999.

        2. Statements of Operations for the Years ended February 29, 2000 and February 28, 1999 and the period from March 1, 1991 (date of quasi-reorganization) through February 29, 2000.

        3. Statements of Changes in Stockholders' Deficit for the period from March 1, 1991 (date of quasi-reorganization) through February 29, 2000.

                              Page-14-


        4. Statements of Cash Flows for the Years ended February 29, 2000 and February 28,1999 and the period from March 1, 1991 (date of quasi-reorganization) through February 29, 2000.

        5. Notes to Financial Statements for the Years ended February 29, 2000 and February 28,1999 and the period from March 1, 1991 (date of quasi-reorganization) through February 29, 2000.

        SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FAIRFAX GROUP, INC.


By:/s/Ernest L. Porter
   ---------------------------
   Ernest L. Porter, President


Date: May 25, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/Ernest L. Porter
   ----------------------------
   Ernest L. Porter, President,
   Director


Date: May 25, 2000


By:/s/Jeffrey B. Lathe
   --------------------------
   Jeffrey B. Lathe, Director


Date: May 25, 2000


By:/s/Charles S. Hafer
   --------------------------
   Charles S. Hafer, Director


Date: May 25, 2000


                                Page-15-





                             FAIRFAX GROUP, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                         -------------------------

                    EXAMINATION OF FINANCIAL STATEMENTS
                          FOR THE PERIODS ENDED
                  FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                              TABLE OF CONTENTS
                              -----------------

                                                        Page


Independent Auditor's Report                            F-1

Financial Statements:

Balance Sheets                                          F-2

Statements of Operations                                F-3

Statements of Changes in Stockholders' Deficit          F-4

Statements of Cash Flows                                F-5

Notes to Financial Statements                           F-6-7

Independent Auditor's Report
----------------------------


To the Board of Directors and Stockholders of Fairfax Group, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheets of Fairfax Group, Inc. (a development stage company) as of February 29, 2000 and February 28, 1999 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and for the period from March 1, 1991 (date of quasi-reorganization) through February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairfax Group, Inc. as of February 29, 2000 and February 28, 1999, and the results of its operations and its cash flows for the fiscal years then ended and for the period from March 1, 1991 (date of quasi-reorganization) through February 29, 2000, in conformity with generally accepted accounting principles.




Michaelson & Co., P.A.
April 28, 2000

                              FAIRFAX GROUP, INC.
                          (A Development Stage Company)
                                BALANCE SHEETS
                   FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                   ASSETS

                                                              FEB. 29,             FEB. 28,
                                                                2000                1999
                                                              ----------          ----------
CURRENT ASSETS:
  Cash                                                        $   3,994           $   1,706
                                                              ----------          ----------
                                                                  3,994               1,706
                                                              ----------          ----------
TOTAL ASSETS                                                  $   3,994           $   1,706
                                                              ==========          ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $   1,503           $   2,505
  Stockholder notes payable                                     223,488             110,381
                                                              ----------          ----------
                                                                224,991             112,886
                                                              ----------          ----------

STOCKHOLDERS' DEFICIT:
  Common stock; $.01 par value, authorized 50,000,000
    shares at February 29, 2000 and February 28, 1999,
    6,150,000 shares issued and outstanding at                   61,500              61,500
  February 29, 2000 and February 28, 1999.
  (Deficit) accumulated during the development stage           (282,497)           (172,680)
                                                              ----------          ----------
                                                               (220,997)           (111,180)
                                                              ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $   3,994           $   1,706
                                                              ==========          ==========




           See Independent Auditor's Report and Accompanying Notes

                              FAIRFAX GROUP, INC.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                            AND FOR THE PERIOD FROM
   MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH FEBRUARY 29, 2000


                                                                           MARCH 1,
                                              FOR THE YEARS ENDED        1991 THROUGH
                                             FEB. 29,       FEB. 28,        FEB. 29,
                                               2000           1999           2000
                                            ----------     ----------     ----------
REVENUES:
  Income                                    $      -       $      -       $    2,676
                                            ----------     ----------     ----------
                                                   -              -            2,676
                                            ----------     ----------     ----------

COSTS AND EXPENSES:
  Advertising and promotion                        186            131            366
  Licenses, permits and filing fees              1,557          1,762          5,930
  Bank service charges                             195            183            779
  Collection costs                                 -              -            1,341
  Contract labor                                 1,296          9,364         12,735
  Dues and subscriptions                           -              408            473
  Rent                                          27,984         25,652         53,636
  Interest                                      17,268          6,019         25,076
  Office expenses                                5,401          5,720         11,272
  Organizational expense - amortization            -              -            2,150
  Professional fees                             23,192         19,887         48,350
  Salaries and payroll taxes                    32,448         29,892         67,342
  Travel & entertainment                           244             52            296
  Miscellaneous expenses                            47             30             77
                                            ----------     ----------     ----------
                                               109,818         99,100        229,823
                                            ----------     ----------     ----------

NET (LOSS)                                  $ (109,818)    $  (99,100)    $ (227,147)
                                            ==========     ==========     ==========
(Loss) per share data:
  Basic and diluted                         $    (0.02)    $    (0.02)    $     (.07)
                                            ==========     ==========     ==========

Weighted average shares outstanding-basic    6,150,000      6,150,000      3,231,333
                                            ==========     ==========     ==========




           See Independent Auditor's Report and Accompanying Notes

                              FAIRFAX GROUP, INC.
                        (A Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
        FOR THE PERIODS FROM MARCH 1, 1991 (Date of Quasi-Reorganization)
                         THROUGH FEBRUARY 29, 2000


                                                                   (DEFICIT)
                                                                  ACCUMULATED
                                                                   DURING THE
                                             COMMON STOCK          DEVELOPMENT
                                        SHARES          AMOUNT       STAGE           TOTAL
                                      -------------------------   -------------    ----------

BALANCE AT MARCH 1, 1991                2,150,000    $   2,150     $     -         $    2,150

Net (loss)                                    -            -             -                -
                                      -----------    ----------   -------------    ----------

BALANCE AT FEBRUARY 29, 1992            2,150,000        2,150           -              2,150

Net (loss)                                    -            -             -                -
                                      -----------    ----------   -------------    ----------

BALANCE AT FEBRUARY 28, 1993            2,150,000        2,150           -              2,150

Net (loss)                                    -            -             -                -
                                      -----------    ----------   -------------    ----------

BALANCE AT FEBRUARY 28, 1994            2,150,000        2,150           -              2,150

Net (loss)                                    -            -             -                -
                                      -----------    ----------   -------------    ----------

BALANCE AT FEBRUARY 28, 1995            2,150,000        2,150           -              2,150

 Stock issued at par value for cash
  and judgements (9/15/95)              4,000,000        4,000           -              4,000

Net (loss)                                    -            -         (12,738)         (12,738)
                                      -----------    ----------   -------------    ----------

BALANCE AT FEBRUARY 29, 1996            6,150,000        6,150       (12,738)          (6,588)

Net (loss)                                    -            -          (2,069)          (2,069)
                                      -----------    ----------   -------------    ----------

BALANCE AT FEBRUARY 28, 1997            6,150,000        6,150       (14,807)          (8,657)

Net (loss)                                    -            -          (3,423)          (3,423)
                                      -----------    ----------   -------------    ----------

BALANCE AT FEBRUARY 28, 1998            6,150,000        6,150       (18,230)         (12,080)
Change in par value (Note 2)                            55,350       (55,350)             -
Net (loss)                                    -            -         (99,100)         (99,100)
                                      -----------    ----------   -------------    ----------

BALANCE AT FEBRUARY 28, 1999            6,150,000       61,500      (172,680)        (111,180)
                                      -----------    ----------   -------------    ----------
Net (loss)                                   -            -         (109,817)        (109,817)
                                      -----------    ----------   -------------    ----------

BALANCE AT FEBRUARY 29, 2000            6,150,000      $61,500     ($282,497)       ($220,997)
                                      ===========    ==========   =============    ==========



            See Independent Auditor's Report and Accompanying Notes

                             FAIRFAX GROUP, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                         AND FOR THE PERIOD FROM
 MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH FEBRUARY 29, 2000


                                                                                   MARCH 1,
                                                     FOR THE YEARS ENDED         1991 THROUGH
                                                   FEB. 29,        FEB. 28,        FEB. 29,
                                                     2000            1999            2000
                                                  -----------    -----------     ------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss)                                        $  (109,818)   $   (99,100)    $  (227,147)
Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
  Changes in assets and liabilities:
    Other assets                                          -              -             4,056
    Accounts payable                                      338            268             606
    Accrued expenses                                   (1,339)           267            (535)
                                                  -----------    -----------     ------------

 NET CASH (USED IN) OPERATING ACTIVITIES             (110,819)       (98,565)       (223,020)
                                                  -----------    -----------     ------------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from stockholder notes payable              113,107         97,513         223,015
 Proceeds from issuance of common stock                   -              -             3,999
                                                  -----------    -----------     ------------
 NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                          113,107         97,513         227,014
                                                  -----------    -----------     ------------

NET INCREASE (DECREASE) IN CASH                         2,288         (1,052)          3,994

CASH AT BEGINNING OF PERIOD                             1,706          2,758             -
                                                  -----------    -----------     ------------

CASH AT END OF PERIOD                             $     3,994    $     1,706     $     3,994
                                                  ===========    ===========     ============



            See Independent Auditor's Report and Accompanying Notes

                             FAIRFAX GROUP, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

  FOR THE YEARS ENDED FEBRUARY 29, 2000 and FEBRUARY 28, 1999 AND FOR THE
                               PERIOD FROM
   MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH FEBRUARY 29, 2000
                      (See Independent Auditor's Report)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

    Organization:
    -------------

    Fairfax Group, Inc. (the Company) is a development stage enterprise, which was incorporated under the laws of the State of Nevada on March 1982. On September 8, 1998, the Company was merged into a newly formed Florida Corporation that was incorporated on April 23, 1998.

    Method of Accounting:
    ---------------------

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

    Use of Estimates:
    -----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

    Stockholder Notes Payable:
    --------------------------

    The stockholder notes payable consists of demand notes to the majority stockholder bearing interest at the prime rate plus two percent adjusted quarterly.

    Income Taxes:
    -------------

    The Company has no taxable income to date; therefore, no provision for federal or state taxes has been made. The Company has a net operating loss
    (NOL) carryforward at February 29, 2000 amounting to $113,726. The expiration dates associated with this carryforward are as follows:

               YEAR ENDED         NOL              YEAR EXPIRES
               ----------         ---              ------------

                2/28/96         $     10,943            2011
                2/28/97                1,704            2012
                2/28/98                1,979            2013
                2/28/99               99,100            2019
                                -------------
                                $    113,726

                             FAIRFAX GROUP, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
  FOR THE YEARS ENDED FEBRUARY 29, 2000 and FEBRUARY 28, 1999 AND FOR THE
                                PERIOD FROM
  MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH FEBRUARY 29, 2000
                    (See Independent Auditor's Report)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)
    -------------------------------------------

    Income Taxes (continued):
    -------------------------

    No tax assets have been recognized due to the uncertainty of future recovery for tax purposes.

    Computation of Net Loss Per Share:
    ----------------------------------

    In February 1997, the Financial Accounting Standards Board issued SFAS
    No. 128, Earnings Per Share. The Company has reflected the provisions of SFAS No. 128 in the accompanying consolidated financial statements for all periods presented. SFAS 128 replaces the presentation of primary Earnings Per Share ("EPS") with a presentation of basic EPS, which excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. During the periods presented, the Company did not have a complex capital structure.

    Related Party Transactions:
    ---------------------------

    The Company entered into a business lease agreement with an entity affiliated with the majority shareholder beginning April 8, 1998. On March 13, 2000, the lease was extended for one year beginning
    April 15, 2000. The lease includes an annual base rent of $27,200 plus sales tax for office facilities and equipment. Before this date, the majority shareholder allowed the Company to utilize the office space and equipment for free.

2.  PAR VALUE
    ---------

    On February 5, 1999, par value was changed from $.001 to $.01 per share.