Form 10QSB
period 2000-05-31
FAIRFAX GROUP INC
filed 2000-07-17
CIK 1079297

U.S. Securities and Exchange Commission
                      Washington, DC 20549
                          Form 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 2000

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

 6758 N. Military Trail, Suite 303, West Palm Beach, Florida 33407
            (Address of principal executive offices)

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

Yes [ ]    No [X]

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable
date:    As of May 31, 2000, there were 6,150,000 shares of
common stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);
Yes [ ]    No [X]

                      FAIRFAX GROUP, INC.

                       Form 10-QSB Index
                         May 31, 2000

                                                           Page


Part I: Financial Information ............................   2

     Item 1. Financial Statements.........................   2

     Accountants' Review Report...........................   3

     Balance Sheet Unaudited as of May 31, 2000...........   4

     Statements of Operations for the Quarters Ended
      May 31, 2000 and 1999 and for the Period from
      March 1, 1991 (Date of Quasi-Reorganization)
      Through May 31, 2000................................   5

     Statements of Changes in Stockholders' Deficit
      for the Periods from March 1, 1991 (Date of
      Quasi-Reorganization) Through May 31, 2000..........   6

     Statements of Cash Flows for the Quarters Ended
      May 31, 2000 and 1999 and for the Period from
      March 1, 1991 (Date of Quasi-Reorganization)
      Through May 31, 2000................................   7

     Notes to Unaudited Financial Statements .............   8

     Item 2. Management's Discussion and
     Analysis or Plan of Operation .......................   10

Part II:   Other Information..............................   11

     Item 1.    Legal Proceedings ........................   11

     Item 2.    Changes in Securities.....................   11

     Item 3.    Defaults Upon Senior Securities...........   11

     Item 4.    Submission of Matters to a Vote
                of Security Holders.......................   11

     Item 5.    Other Information ........................   11

     Item 6.    Exhibits and Reports on Form 8-K .........   11

Signatures................................................   11

                                 Part  I
                           Financial Information


Item 1.    Financial Statements Fairfax Group,Inc

[LOGO]  MICHAELSON & CO., P.A.
------------------------------------------------------------------------
                            Certified Public Accountants and Consultants




Accountants' Review Report
--------------------------


To the Board of Directors and Stockholders
  of Fairfax Group, Inc.
West Palm Beach, Florida

We have reviewed the accompanying balance sheet of Fairfax Group, Inc. (a development stage company) as of May 31, 2000 and the related statements of operations, changes in stockholders' deficit, and cash flows for the quarter then ended and the quarter ended May 31, 1999 and for the period from March 1, 1991 (date of quasi-reorganization) through May 31, 2000. All information included in these financial statements is the responsibility of the management of Fairfax Group, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



/s/Michaelson & Co., P.A.


July 6, 2000




The Forum-Suite 710 - 1655 Palm Beach Lakes Boulevard - West Palm Beach,
           Florida 33401 - (561) 683-6800 - (800) 905-7206
        Fax: (561) 471-1443    E-mail: info@michaelsoncpa.com
               Internet: http://www.michaelsoncpa.com
-------------------------------------------------------------------------
Member of the American Institute of Certified Public Accounants and the
           Florida Institute of Certified Public Accountants

                        FAIRFAX GROUP, INC.
                  (A Development Stage Company)
                           BALANCE SHEET
                           May 31, 2000


                                                         MAY 31,
                                                          2000
                                                       ----------
                       ASSETS
CURRENT ASSETS:
  Cash                                                 $    1,496
                                                       ----------
                                                            1,496
                                                       ----------
TOTAL ASSETS                                           $    1,496
                                                       ==========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                $    3,111
  Stockholder notes payable                               246,308
                                                       ----------
                                                          249,419
                                                       ----------

STOCKHOLDERS' DEFICIT:
  Common stock; $.01 par value, authorized
    50,000,000 shares at May 31, 2000;
    6,150,000 shares issued and outstanding
    at May 31, 2000                                        61,500
  (Deficit) accumulated during the
    development stage                                    (309,423)
                                                       ----------
                                                         (247,923)
                                                       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $    1,496
                                                       ==========




        See Accountants' Review Report and Accompanying Notes

                          FAIRFAX GROUP, INC.
                    (A Development Stage Company)
                      STATEMENTS OF OPERATIONS
            FOR THE QUARTERS ENDED MAY 31, 2000 AND 1999
                       AND FOR THE PERIOD FROM
    MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH MAY 31, 2000

                                                                        MARCH 1,
                                           FOR THE QUARTERS ENDED     1991 THROUGH
                                           MAY 31,        MAY 31,        MAY 31,
                                            2000           1999           2000
                                        ------------    -----------   ------------
REVENUES:
  Income                                 $     -        $    -          $    2,676
                                         ----------     ----------      ----------
                                               -             -               2,676
                                         ----------     ----------      ----------
COSTS AND EXPENSES:
  Advertising and promotion                    -             -                 366
  Licenses, permits and filing fees             150            595           6,080
  Bank service charges                           45             45             824
  Collection costs                             -             -               1,341
  Contract labor                               -             -              12,735
  Dues and subscriptions                       -             -                 473
  Rent                                        7,136          6,996          60,772
  Interest                                    6,319          3,132          31,395
  Office expenses                             1,171          1,180          12,443
  Organizational expense-amortization          -             -               2,150
  Professional fees                           3,975          8,123          52,325
  Salaries and payroll taxes                  8,130          8,216          75,472
  Travel & entertainment                       -                33             296
  Miscellaneous expenses                       -             -                  77
                                         ----------     ----------      ----------
                                             26,926         28,320         256,749
                                         ----------     ----------      ----------

NET (LOSS)                               $  (26,926)    $  (28,320)     $ (254,073)
                                         ==========     ==========      ==========
(Loss) per share data:
  Basic and diluted                      $    (0.00)    $    (0.00)     $    (0.08)
                                         ==========     ==========      ==========
  Weighted average shares
    outstanding - basic                   6,150,000      6,150,000       3,310,216
                                         ==========     ==========      ==========



              See Accountants' Review Report and Accompanying Notes

                         FAIRFAX GROUP, INC.
                   (A Development Stage Company)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
    FOR THE PERIODS FROM MARCH 1, 1991 (Date of Quasi-Reorganization)
                         THROUGH MAY 31, 2000

                                                                  (DEFICIT)
                                                                      ACCUMULATED
                                                                      DURING THE
                                              COMMON STOCK            DEVELOPMENT
                                        SHARES             AMOUNT        STAGE          TOTAL
                                       ---------        -----------   -----------    -----------

BALANCE AT MARCH 1, 1991               2,150,000        $     2,150   $     -        $     2,150

Net (loss)                                -                   -             -              -
                                       ---------        -----------   -----------    -----------

BALANCE AT FEBRUARY 29, 1992           2,150,000              2,150         -              2,150

Net (loss)                                -                   -             -              -
                                       ---------        -----------   -----------    -----------

BALANCE AT FEBRUARY 28, 1993           2,150,000              2,150         -              2,150

Net (loss)                                -                   -             -              -
                                       ---------        -----------   -----------    -----------

BALANCE AT FEBRUARY 28, 1994           2,150,000              2,150         -              2,150

Net (loss)                                -                   -             -              -
                                       ---------        -----------   -----------    -----------

BALANCE AT FEBRUARY 28, 1995           2,150,000              2,150         -              2,150

Stock issued at par value for cash
  and judgements (9/15/95)             4,000,000              4,000         -              4,000

Net (loss)                                -                   -           (12,738)       (12,738)
                                       ---------        -----------   -----------    -----------

BALANCE AT FEBRUARY 29, 1996           6,150,000              6,150       (12,738)        (6,588)

Net (loss)                                -                   -            (2,069)        (2,069)
                                       ---------        -----------   -----------    -----------

BALANCE AT FEBRUARY 28, 1997           6,150,000              6,150       (14,807)        (8,657)

Net (loss)                                -                   -            (3,423)        (3,423)
                                       ---------        -----------   -----------    -----------

BALANCE AT FEBRUARY 28, 1998           6,150,00               6,150       (18,230)       (12,080)
  Change in par value (Note 2)                               55,350       (55,350)         -
  Net (loss)                              -                   -           (99,100)       (99,100)
                                       ---------        -----------   -----------    -----------

BALANCE AT FEBRUARY 28, 1999           6,150,000             61,500      (172,680)      (111,180)
                                       ---------        -----------   -----------    -----------

Net (loss)                                -                   -          (109,817)      (109,817)
                                       ---------        -----------   -----------    -----------

BALANCE AT FEBRUARY 29, 2000           6,150,000             61,500      (282,497)      (220,997)
                                       ---------        -----------   -----------    -----------

Net (loss)                                -                   -           (26,926)       (26,926)
                                       ---------        -----------   -----------    -----------

BALANCE AT MAY 31, 2000                6,150,000        $    61,500    $ (309,423)   $  (247,923)
                                       =========        ===========    ==========    ===========



            See Accountants' Review Report and Accompanying Notes

                          FAIRFAX GROUP, INC.
                    (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS
             FOR THE QUARTERS ENDED MAY 31, 2000 AND 1999
                       AND FOR THE PERIOD FROM
     MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH MAY 31, 2000

                                                                              MARCH 1,
                                                FOR THE QUARTERS ENDED      1991 THROUGH
                                                 MAY 31,        MAY 31,        MAY 31,
                                                  2000           1999           2000
                                              ------------    -----------   ------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss)                                    $   (26,926)    $   (28,320)   $  (254,073)
Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
  Changes in assets and liabilities:
    Other assets                                     -              -              4,056
    Accounts payable                                1,714           -              2,320
    Accrued expenses                                 (106)          3,029           (641)
                                              -----------     -----------   ------------
  NET CASH (USED IN) OPERATING ACTIVITIES         (25,318)        (25,291)      (248,338)
                                              -----------     -----------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from stockholder notes payable          22,820          27,001        245,835
  Proceeds from issuance of common stock             -              -              3,999
                                              -----------     -----------   ------------

  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                     22,820          27,001        249,834
                                              -----------     -----------   ------------

NET INCREASE (DECREASE) IN CASH                    (2,498)          1,710          1,496

CASH AT BEGINNING OF PERIOD                         3,994           1,706          -
                                              -----------     -----------   ------------

CASH AT END OF PERIOD                         $     1,496     $     3,416   $      1,496
                                              ===========     ===========   ============




See Accountants' Review Report and Accompanying Notes

                       FAIRFAX GROUP, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
     FOR THE QUARTERS ENDED MAY 31, 2000 AND 1999 AND FOR THE PERIOD FROM MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH MAY 31, 2000
                  (See Accountants' Review Report)


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        ------------------------------------------

Organization:
-------------

Fairfax Group, Inc. (the Company) is a development stage enterprise, which was incorporated under the laws of the State of Nevada in March 1982. On September 8, 1998, the Company was merged into a newly formed Florida Corporation that was incorporated on April 23, 1998.

Method of Accounting:
--------------------

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

Use of Estimates:
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Stockholder Notes Payable:
-------------------------

The stockholder notes payable consists of demand notes to the majority stockholder bearing interest at the prime rate plus two percent adjusted quarterly.

Income Taxes:
------------

The Company has no taxable income to date; therefore, no provision for federal or state taxes has been made. The
Company had a net operating loss (NOL) carryforward at February
29, 2000 amounting to $113,726. The expiration dates associated with this carryforward are as follows:


         YEAR ENDED         NOL         YEAR EXPIRES
         ----------         ---         ------------
          2/28/96      $    10,943          2011
          2/28/97            1,704          2012
          2/28/98            1,979          2013
          2/28/99           99,100          2019
                       -----------
                       $   113,726
                       ===========

                      FAIRFAX GROUP, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
  FOR THE QUARTERS ENDED MAY 31, 2000 AND 1999 AND FOR THE PERIOD
FROM MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH MAY 31, 2000
                (See Accountants' Review Report)



1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)
        ------------------------------------------

Income Taxes (continued):
------------------------

No tax assets have been recognized due to the uncertainty of future recovery for tax purposes.

Computation of Net Loss Per Share:
---------------------------------

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

Related Party Transactions:
--------------------------

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

                            PART II
                       OTHER INFORMATION
                       -----------------

Item 1.  Legal Proceedings

     Not Applicable

Item 2.  Change in Securities

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended May 31, 2000.



                           SIGNATURES
                           ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FAIRFAX GROUP, INC.
                                 Registrant

Date: July 17, 2000              /s/ Ernest L. Porter
                                 Ernest L. Porter,
                                 Chief Executive Officer

Date: July 17, 2000              /s/ Ernest L. Porter
                                 Ernest L. Porter,
                                 Chief Executive Officer

Date: July 17, 2000              /s/Charles S. Hafer
                                 Charles S. Hafer
                                 Chief Financial Officer and
                                 Director