Form 10QSB
period 2000-08-31
FAIRFAX GROUP INC
filed 2000-09-26
CIK 1079297

U.S. Securities and Exchange Commission

                            Washington, DC 20549

                                 Form 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000

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

          Florida                                            65-0832025
-------------------------------                          -------------------
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

             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes _X_    No ___

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's
classes of common equity, as of the latest practicable date:     As of
September 18, 2000, there were 6,150,000 shares of common stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one);
Yes __    No _X_

                       FAIRFAX GROUP, INC.

                         Form 10-QSB Index
                        August 31, 2000

                                                                 Page


Part I: Financial Information ..................................  3

   Item 1. Financial Statements.................................  3

          Accountant's Review Report...........................   4

          Balance Sheet Unaudited as of August 31, 2000........   5

          Statements of Operations for the Quarters Ended
          August 31, 2000 and 1999, Year-To-Date through
          August 31, 2000 and 1999, and for the Period
          from March 1, 1991 (Date of Quasi-Reorganization)
          Through August 31, 2000..............................   6

          Statements of Changes in Stockholders' Deficit
           for the Periods from March 1, 1991 (Date
           of Quasi-Reorganization) Through
           August 31, 2000......................................  7

          Statements of Cash Flows Year-To-Date through
          August 31, 2000 and 1999, and for the Period
          from March 1, 1991 (Date of Quasi-Reorganization)
          Through August 31, 2000..............................   8

          Notes to Unaudited Financial Statements .............   9

   Item 2. Management's Discussion and Analysis or Plan
          of Operation ........................................   11

Part II:   Other Information ...................................  12

   Item 1. Legal Proceedings ...................................  12

   Item 2. Changes in Securities ...............................  12

   Item 3. Defaults Upon Senior Securities .....................  12

   Item 4. Submission of Matters to a Vote of
             Security Holders...................................  12

   Item 5. Other Information ...................................  12

   Item 6. Exhibits and Reports on Form 8-K ....................  12

Signatures .....................................................  12

                                  PART I
                          FINANCIAL INFORMATION


Item 1.  Financial Statements

Accountants' Review Report
--------------------------


To the Board of Directors and Stockholders
  of Fairfax Group, Inc.
West Palm Beach, Florida

We have reviewed the accompanying balance sheet of Fairfax Group, Inc. (a development stage company) as of August 31, 2000 and the related statements of operations, changes in stockholders' deficit, and cash flows for the quarter then ended and the quarter ended August 31, 1999 and for the period from March 1, 1991 (date of quasi-reorganization) through August 31, 2000. All information included in these financial statements is the responsibility of the management of Fairfax Group, Inc.

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






September 26, 2000

                             FAIRFAX GROUP, INC.
                       (A Development Stage Company)
                                BALANCE SHEET
                               August 31, 2000



                          ASSETS

CURRENT ASSETS:
  Cash                                                     $     2,340
                                                                 2,340
                                                           -----------
TOTAL ASSETS                                               $     2,340
                                                           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                    $       780
  Stockholder notes payable                                    284,484
                                                           -----------
                                                               285,264
                                                           -----------
STOCKHOLDERS' DEFICIT:
  Common stock; $.01 par value, authorized 50,000,000
    shares at May 31, 2000; 6,150,000 shares
    issued and outstanding at August 31, 2000                   61,500
  (Deficit) accumulated during the development stage          (344,424)
                                                           -----------
                                                              (282,924)
                                                           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $     2,340
                                                           ===========




         See Accountants' Review Report and Accompanying Notes

                             FAIRFAX GROUP, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED AUGUST 31, 2000 AND 1999,
                YEAR-TO-DATE THROUGH AUGUST 31, 2000 AND 1999,
                           AND FOR THE PERIOD FROM
      MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH AUGUST 31, 2000

                                                                                                   MARCH 1,
                                    FOR THE QUARTERS ENDED               YTD THROUGH            1991 THROUGH
                                    AUG. 31,        AUG. 31,       AUG. 31,        AUG. 31,        AUG. 31,
                                     2000             1999          2000            1999             2000
                                  -----------     ------------   -----------     -----------    ------------
REVENUES:
  Income                          $        -      $        -     $       -       $       -      $      2,676
                                  -----------     ------------   -----------     -----------    ------------

                                           -               -             -               -             2,676

COSTS AND EXPENSES:
  Advertising and promotion                -               186           -               186             366
  Licenses, permits & filing fees         431              641           581           1,236           6,511
  Bank service charges                     45               60            90             105             869
  Collection costs                         -               -             -               -             1,341
  Contract labor                           -               -             -               -            12,735
  Dues and subscriptions                   -               -             -               -               473
  Rent                                  7,206            6,996        14,342          13,992          67,978
  Interest                              7,677            3,959        13,996           7,091          39,072
  Office expenses                       1,895            1,531         3,066           2,711          14,338
  Organizational exp. - amort.             -               -             -               -             2,150
  Professional fees                     9,673            9,989        13,648          18,112          61,998
  Salaries and payroll taxes            8,074            7,946        16,204          16,162          83,546
  Travel & entertainment                   -                44           -                77             296
  Miscellaneous expenses                   -               -             -               -                77
                                  -----------     ------------   -----------     -----------    ------------
                                       35,001           31,352        61,927          59,672         291,750
                                  -----------     ------------   -----------     -----------    ------------

NET (LOSS)                        $   (35,001)    $    (31,352)  $   (61,927)    $   (59,672)   $   (289,074)
                                  ===========     ============   ===========     ===========    ============
(Loss) per share data:
  Basic and diluted               $     (0.01)    $      (0.01)  $     (0.01)    $     (0.01)   $      (0.09)
                                  ===========     ============   ===========     ===========    ============

  Weighted average shares
          outstanding - basic       6,150,000        6,150,000     6,150,000       6,150,000       3,384,947
                                  ===========     ============   ===========     ===========    ============






              See Accountants' Review Report and Accompanying Notes

                             FAIRFAX GROUP, INC.
                       (A Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
        FOR THE PERIODS FROM MARCH 1, 1991 (Date of Quasi-Reorganization)
                           THROUGH AUGUST 31, 2000

                                                              (DEFICIT)
                                                              ACCUMULATED
                                                              DURING THE
                                     COMMON STOCK             DEVELOPMENT
                                 SHARES          AMOUNT          STAGE             TOTAL
                               ---------        ---------     -----------       -----------

BALANCE AT MARCH 1, 1991       2,150,000        $   2,150     $     -           $    2,150

Net (loss)                          -                -              -                 -
                               ---------        ---------     ----------        ----------

BALANCE AT FEBRUARY 29, 1992   2,150,000            2,150           -                2,150

Net (loss)                          -                -              -                 -
                               ---------        ---------     ----------        ----------

BALANCE AT FEBRUARY 28, 1993   2,150,000            2,150           -                2,150

Net (loss)                          -                -              -                 -
                               ---------        ---------     ----------        ----------

BALANCE AT FEBRUARY 28, 1994   2,150,000            2,150           -                2,150

Net (loss)                          -                -              -                 -
                               ---------        ---------     ----------        ----------

BALANCE AT FEBRUARY 28, 1995   2,150,000            2,150           -                2,150

Stock issued at par value for
  cash & judgements (9/15/95)  4,000,000            4,000           -                4,000

Net (loss)                          -                -           (12,738)          (12,738)
                               ---------        ---------     ----------        ----------

BALANCE AT FEBRUARY 29, 1996   6,150,000            6,150        (12,738)           (6,588)

Net (loss)                          -                -            (2,069)           (2,069)
                               ---------        ---------     ----------        ----------

BALANCE AT FEBRUARY 28, 1997   6,150,000            6,150        (14,807)           (8,657)

Net (loss)                          -                -            (3,423)           (3,423)
                               ---------        ---------     ----------        ----------

BALANCE AT FEBRUARY 28, 1998   6,150,000            6,150        (18,230)          (12,080)
Change in par value (Note 2)                       55,350        (55,350)             -
Net (loss)                          -                -           (99,100)          (99,100)
                               ---------        ---------     ----------        ----------

BALANCE AT FEBRUARY 28, 1999   6,150,000           61,500       (172,680)         (111,180)
                               ---------        ---------     ----------        ----------

Net (loss)                          -                -          (109,817)         (109,817)
                               ---------        ---------     ----------        ----------

BALANCE AT FEBRUARY 29, 2000   6,150,000           61,500       (282,497)         (220,997)
                               ---------        ---------     ----------        ----------

Net (loss)                          -                -           (61,927)          (61,927)
                               ---------        ---------     ----------        ----------

BALANCE AT AUGUST 31, 2000     6,150,000        $  61,500    ($  344,424)      ($  282,924)
                               =========        =========     ==========        ==========



             See Accountants' Review Report and Accompanying Notes

                             FAIRFAX GROUP, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                YEAR-TO-DATE THROUGH AUGUST 31, 2000 AND 1999
                            AND FOR THE PERIOD FROM
       MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH AUGUST 31, 2000



                                                                                   MARCH 1,
                                                        YTD THROUGH              1991 THROUGH
                                                 AUGUST 31,       AUGUST 31,      AUGUST 31,
                                                   2000             1999            2000
                                               ------------     -------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss)                                     $    (61,927)    $     (59,672)   $   (289,074)
Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
  Changes in assets and liabilities:
    Other assets                                       -                 -              4,056
    Accounts payable                                  (617)            (1,051)            (11)
    Accrued expenses                                  (106)             3,029            (641)
                                               -----------      -------------    ------------

  NET CASH (USED IN) OPERATING ACTIVITIES          (62,650)           (57,694)       (285,670)
                                               -----------      -------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from stockholder notes payable           60,996             59,961         284,011
  Proceeds from issuance of common stock               -                 -              3,999
                                               -----------      -------------    ------------
  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                      60,996             59,961         288,010
                                               -----------      -------------    ------------

NET INCREASE (DECREASE) IN CASH                     (1,654)             2,267           2,340

CASH AT BEGINNING OF PERIOD                          3,994              1,706            -
                                               -----------      -------------    ------------

CASH AT END OF PERIOD                          $     2,340      $       3,973    $      2,340
                                               ===========      =============    ============







              See Accountants' Review Report and Accompanying Notes

                            FAIRFAX GROUP, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
     FOR THE QUARTERS ENDED AUGUST 31, 2000 AND 1999 AND FOR THE PERIOD FROM MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH AUGUST 31, 2000
                    (See Accountants' Review Report)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Organization:
------------

Fairfax Group, Inc. (the Company) is a development stage enterprise, which was incorporated under the laws of the State of Nevada in March 1982. On September 8, 1998, the Company was merged into a newly formed Florida Corporation that was incorporated on April 23, 1998. The Company's offices are in West
Palm Beach, Florida, its' only location.

Fairfax Group, Inc. presently conducts no business operations,
other than to effect a merger, 	exchange of capital stock, asset
acquisition or other similar business combination with an 	operating
or development stage business which desires to employ the Company to
become	a reporting corporation under the Securities Exchange Act
of 1934.

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

Stockholder Notes Payable:
-------------------------

The stockholder notes payable consists of demand notes to the majority stockholder bearing interest at the prime rate as published in the Wall Street Journal, plus two percent, adjusted quarterly. The interest rate used during the quarter ended August 31, 2000 was 11.5%.

Income Taxes:
------------

The Company has no taxable income to date; therefore, no provision for federal or state taxes has been made. The Company had a net operating loss (NOL) carryforward at February 29, 2000 amounting to $113,726. The expiration dates associated with this carryforward are as follows:

                        FAIRFAX GROUP, INC.
                   (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
   FOR THE QUARTERS ENDED AUGUST 31, 2000 AND 1999 AND FOR THE PERIOD
 FROM MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH AUGUST 31, 2000
                  (See Accountants' Review Report)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)
      ------------------------------------------

Income Taxes (continued):
------------------------

         YEAR ENDED              NOL           YEAR EXPIRES
         ----------              ---           ------------

          2/28/96          $       10,943          2011
          2/28/97                   1,704          2012
          2/28/98                   1,979          2013
          2/28/99                  99,100          2019
                           --------------
                           $      113,726
                           ==============


Although deferred tax assets existed at August 31, 2000, they were offset in full by a valuation allowance due to the uncertainty of future recovery.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     (a)  Plan of Operation

     This Quarterly Report on Form 10-QSB should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded as forward looking statements. For example, the words "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our Company's actual results to differ materially from those indicated by such forward-looking statements.

     Fairfax Group, Inc. (the "Company") is presently a development stage company conducting virtually no business operation, other than to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business ("Target Business") which desires to employ the our Company to become a reporting corporation under the Securities
Exchange Act of 1934.   To date, we have neither engaged in any
operations nor generated any revenue. We receive no cash flow. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a Business Combination or whether our capital will be further depleted by the operating losses, if any, of the Target Business which we effectuate a Business Combination with. No purchase or sale of significant equipment or significant changes in our number of employees are expected prior to the consummation of a Business Combination.

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

     Not Applicable

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Financial Data Schedule.
     (b) No reports on Form 8-K were filed during the quarter ended August 31, 2000.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FAIRFAX GROUP, INC.
                                Registrant


Date: September 22, 2000        /s/ Ernest L. Porter
                                Ernest L. Porter,
                                Chief Executive Officer


Date: September 22, 2000        /s/ Ernest L. Porter
                                Ernest L. Porter,
                                Chief Executive Officer

Date: September 22, 2000        /s/ Charles S. Hafer
                                Charles S. Hafer
                                Chief Financial Officer