Form 10QSB
period 2000-11-30
FAIRFAX GROUP INC
filed 2001-01-16
CIK 1079297

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to_____

Commission File number:0-25429

                               Fairfax Group, Inc.
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Florida                                            65-0832025
- -------------------------------                          -------------------
(State of other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)


         222 Lakeview Avenue, Suite 409, West Palm Beach, Florida 33401
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 832-5696
                           ---------------------------
                           (Issuer's telephone number)

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

          Yes _X_    No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 15, 2001, there were 16,150,000 shares of common stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one);    Yes __    No _X_

                               FAIRFAX GROUP, INC.

                                Form 10-QSB Index
                                November 30, 2000

                                                                            Page
Part I: Financial Information   ..........................................    1
 Item 1. Financial Statements.............................................    2
    Accountant's Review Report...   ......................................    1
    Balance Sheet Unaudited as of November 30, 2000.......................    2

    Statements of Operations for the Quarters Ended November 30, 2000 and
    1999, Year-To-Date through November 30, 2000 and 1999, and for the Period from March 1, 1991 (Date of Quasi-Reorganization) Through
    November 30, 2000. ...................................................    3

    Statements of Changes in  Stockholders'  Deficit for the Periods from
    March 1, 1991 (Date of Quasi-Reorganization) Through
    November 30, 2000......................................................   4

    Statements of Cash Flows  Year-To-Date  through November 30, 2000 and
    1999, and for the Period from March 1, 1991 (Date of Quasi-
    Reorganization) Through November 30, 2000...............................  5

    Notes to Unaudited Financial Statements ...............................   6

 Item 2. Management's Discussion and Analysis or Plan of Operation .........  8

Part II:   Other Information ..............................................   9
   Item 1. Legal Proceedings ..............................................   9
   Item 2. Changes in Securities ..........................................   9
   Item 3. Defaults Upon Senior Securities ................................   9
   Item 4. Submission of Matters to a Vote of Security Holders.............   9
   Item 5. Other Information ..............................................   9
   Item 6. Exhibits and Reports on Form 8-K ...............................   9
Signatures ................................................................  10

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements



Accountants' Review Report

To the Board of Directors and Stockholders
  of Fairfax Group, Inc.
West Palm Beach, Florida

We have reviewed the accompanying balance sheet of Fairfax Group, Inc. (a development stage company) as of November 30, 2000 and the related statements of operations for the quarters and nine-month periods ended November 30, 2000 and 1999 and for the period from March 1, 1991 (date of quasi-reorganization) through November 30, 2000. We have also reviewed the related statements of cash flows for the nine-month periods ended November 30, 2000 and 1999 and for the period from March 1, 1991 (date of quasi-reorganization) through November 30, 2000. Additionally, we have reviewed the related statements of changes in stockholders' deficit for the period from March 1, 1991 (date of quasi-reorganization) through November 30, 2000. All information included in these financial statements is the responsibility of the management of Fairfax Group, Inc.

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



/s/   Michaelson & Co., P.A.
Michaelson & Co., P.A.
December 13, 2000


                             Michaelson & Co., P.A.
                     1655 Palm Beach Lakes, Blvd., Suite 710
                         West Palm Beach, Florida 33401
   Phone: (800) 905-7206; E-Mail: info@michaelsoncpa.com; Fax: (561) 471-1443

                               FAIRFAX GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                November 30, 2000




                         ASSETS

CURRENT ASSETS:
  Cash                                                               $        1,164
                                                                     --------------
                                                                              1,164
                                                                     --------------
TOTAL ASSETS                                                                  1,164
                                                                     ==============


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                              $        5,842
  Stockholder notes payable                                                 309,016
                                                                     --------------
                                                                            314,858
                                                                     --------------

STOCKHOLDERS' DEFICIT:
  Common stock;  $.01 par value,  authorized  50,000,000
     shares at November 30, 2000; 6,150,000 shares issued
     and outstanding at November 30, 2000
                                                                             61,500
  (Deficit) accumulated during the development stage                       (375,194)
                                                                     --------------
                                                                           (313,694)
                                                                     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $        1,164
                                                                     ==============



              See Accountants' Review Report and Accompanying Notes

                               FAIRFAX GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED NOVEMBER 30, 2000 AND 1999,
                YEAR-TO-DATE THROUGH NOVEMBER 30, 2000 AND 1999,
                             AND FOR THE PERIOD FROM
     MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH NOVEMBER 30, 2000

                                                                                                           MARCH 1,
                                          FOR THE QUARTERS ENDED                 YTD THROUGH              1991 THROUGH
                                       OV. 30,          NOV. 30,          NOV. 30,          NOV. 30,        NOV. 30,
                                        2000              1999              2000              1999            2000
                                     ---------------   ---------------   --------------  --------------   -------------

REVENUES:
  Income                              $            -   $             -   $            -  $            -   $       2,676

                                     ---------------   ---------------   --------------  --------------   -------------
                                                   -                 -                -               -           2,676
                                     ---------------   ---------------   --------------  --------------   -------------

COSTS AND EXPENSES:
  Advertising and promotion                      214                 -              214             186             580
  Licenses, permits & filing
fees                                               -               220              581           1,456           6,511
  Bank service charges                            45                45              135             150             914
  Collection costs                                 -                 -                -               -           1,341
  Contract labor                                   -             704                  -             704          12,735
  Dues and subscriptions                          35                 -               35               -             508
  Rent                                         2,402             9,328           16,744          23,320          70,380
  Interest                                     8,531             4,793           22,527          11,884          47,603
  Office expenses                              1,339             1,024            4,405           3,735          15,677
  Organizational exp. - amort.                     -                 -                -               -           2,150
  Professional fees                           10,131             2,399           23,779          20,511          72,129
  Salaries and payroll taxes                   8,073             8,072           24,277          24,234          91,619
  Travel & entertainment                           -               156                -             233             296
  Miscellaneous expenses                           -                47                -              47              77
                                     ---------------   ---------------   --------------  --------------   -------------
                                              30,770            26,788           92,697          86,460         322,520
                                     ---------------   ---------------   --------------  --------------   -------------

NET (LOSS)                           $       (30,770)  $       (26,788)  $      (92,697) $      (86,460)  $    (319,844)
                                     ===============   ===============   ==============  ==============   =============

(Loss) per share data:
  Basic and diluted                  $         (0.01)  $         (0.00)  $        (0.02) $        (0.01)  $       (0.09)
                                     ===============   ===============   ==============  ==============   =============

  Weighted average shares
          outstanding - basic              6,150,000         6,150,000        6,150,000       6,150,000       3,455,846
                                     ===============   ===============   ==============  ==============   =============


              See Accountants' Review Report and Accompanying Notes

                               FAIRFAX GROUP, INC.
                          (A Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
        FOR THE PERIODS FROM MARCH 1, 1991 (Date of Quasi-Reorganization)
                            THROUGH NOVEMBER 30, 2000

                                                                          (DEFICIT)
                                                                          ACCUMULATED
                                                                          DURING THE
                                                COMMON STOCK              DEVELOPMENT
                                            SHARES         AMOUNT            STAGE             TOTAL
                                           -----------   ------------     --------------  -------------
BALANCE AT MARCH 1, 1991                     2,150,000          2,150     $            -  $       2,150
Net (loss)                                           -              -                  -              -
                                           -----------   ------------     --------------  -------------

BALANCE AT FEBRUARY 29, 1992                 2,150,000          2,150                  -          2,150
Net (loss)                                           -              -                  -              -
                                           -----------   ------------     --------------  -------------

BALANCE AT FEBRUARY 28, 1993                 2,150,000          2,150                  -          2,150
Net (loss)                                           -              -                  -              -
                                           -----------   ------------     --------------  -------------

BALANCE AT FEBRUARY 28, 1994                 2,150,000          2,150                  -          2,150
Net (loss)                                           -              -                  -              -
                                           -----------   ------------     --------------  -------------

BALANCE AT FEBRUARY 28, 1995                 2,150,000          2,150                  -          2,150
  Stock issued at par value for cash and
judgements (9/15/95)                         4,000,000          4,000                  -          4,000
Net (loss)                                           -              -           (12,738)       (12,738)
                                           -----------   ------------     --------------  -------------

BALANCE AT FEBRUARY 29, 1996                 6,150,000          6,150           (12,738)        (6,588)
  Net (loss)                                         -              -            (2,069)        (2,069)
                                           -----------   ------------     --------------  -------------

BALANCE AT FEBRUARY 28, 1997                 6,150,000          6,150           (14,807)        (8,657)
  Net (loss)                                         -              -            (3,423)        (3,423)
                                           -----------   ------------     --------------  -------------

BALANCE AT FEBRUARY 28, 1998                 6,150,000          6,150           (18,230)       (12,080)
  Change in par value (Note 2)                                 55,350           (55,350)              -
  Net (loss)                                         -              -           (99,100)       (99,100)
                                           -----------   ------------     --------------  -------------

BALANCE AT FEBRUARY 28, 1999                 6,150,000         61,500          (172,680)      (111,180)
  Net (loss)                                         -              -          (109,817)      (109,817)
                                           -----------   ------------     --------------  -------------

BALANCE AT FEBRUARY 29, 2000                 6,150,000         61,500          (282,497)      (220,997)
  Net (loss)                                         -              -           (92,697)       (92,697)
                                           -----------   ------------     --------------  -------------

BALANCE AT NOVEMBER 30, 2000                 6,150,000        $61,500         ($375,194)     ($313,694)
                                           ===========   ============     ==============  =============

              See Accountants' Review Report and Accompanying Notes

                               FAIRFAX GROUP, INC.
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                 YEAR-TO-DATE THROUGH NOVEMBER 30, 2000 AND 1999
                             AND FOR THE PERIOD FROM
     MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH NOVEMBER 30, 2000




                                                                                          MARCH 1,
                                                             YTD THROUGH                1991 THROUGH
                                                                                         NOVEMBER 30,
                                                     NOV. 30,2000      NOV. 30,1999        2000
                                                   --------------  ----------------     ---------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss)                                         $     (92,697)  $       (86,460)     $     (319,844)
Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
  Changes in assets and liabilities:
    Other assets                                               -                 -               4,056
    Accounts payable                                        (937)           (1,051)               (331)
    Accrued expenses                                        5,276            3,038               4,741
                                                   --------------  ----------------     ---------------

  NET CASH (USED IN) OPERATING ACTIVITIES                (88,358)          (84,473)           (311,378)
                                                   --------------  ----------------     ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from stockholder notes payable                  85,528           85,253             308,543
  Proceeds from issuance of common stock                        -                -               3,999
                                                   --------------  ----------------     ---------------

  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                             85,528           85,253             312,542
                                                   --------------  ----------------     ---------------

NET INCREASE (DECREASE) IN CASH                            (2,830)             780               1,164

CASH AT BEGINNING OF PERIOD                                 3,994            1,706                   -
                                                   --------------  ----------------     ---------------

CASH AT END OF PERIOD                              $        1,164  $         2,486      $        1,164
                                                   ==============  ================     ===============




              See Accountants' Review Report and Accompanying Notes

                               FAIRFAX GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
      FOR THE QUARTERS ENDED NOVEMBER 30, 2000 AND 1999 AND FOR THE PERIOD FROM MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH NOVEMBER 30, 2000
                        (See Accountants' Review Report)


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

           Stockholder Notes Payable:

           The stockholder notes payable consists of demand notes to the majority stockholder bearing interest at the prime rate as published in the Wall Street Journal, plus two percent, adjusted quarterly. The interest rate used during the quarter ended November 30, 2000 was 11.5%.

           Income Taxes:

           The Company has no taxable income to date; therefore, no provision for federal or state taxes has been made. The Company had a net operating loss (NOL) carryforward at February 29, 2000 amounting to $113,726. The expiration dates associated with this carryforward are as follows:


 YEAR ENDED            NOL           YEAR EXPIRES
 ----------            ---           ------------

   2/28/96     $      10,943           2011
   2/28/97             1,704           2012
   2/28/98             1,979           2013
   2/28/99            99,100           2019
               -------------
               $     113,726
               =============

                               FAIRFAX GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
      FOR THE QUARTERS ENDED NOVEMBER 30, 2000 AND 1999 AND FOR THE PERIOD FROM MARCH 1, 1991 (Date of Quasi-Reorganization) THROUGH NOVEMBER 30, 2000
                        (See Accountants' Review Report)


1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Although deferred tax assets existed at November 30, 2000, they were offset in full by a valuation allowance due to the uncertainty of future recovery.

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


3.                   SUBSEQUENT EVENT:

On December 11, 2000, the Company's affiliate shareholder entered into a Stock Purchase Agreement, which provides for the buyer to acquire 4,200,000 shares of the Company's outstanding common stock held by the seller in exchange for $2,000. Additionally, pursuant to a Substitution of Debtor Agreement of the same date, the buyer promised to assume and discharge all of the debts of the Company owed to The Keller Trust in the amount of $323,000 and repay this amount to The Keller Trust. The seller also agreed to enter into an option agreement with unrelated third parties whereby the seller granted an option to such third parties to acquire an aggregate of up to 1,600,000 shares of the Company's outstanding common stock held by the seller in exchange for an aggregate amount of up to $30.

On December 21, 2000, the stock purchase transaction closed and a change of control resulted.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     (a)  Plan of Operation

     This Quarterly Report on Form 10-QSB should be read in conjunction with our unaudited financial statements included as part of this Form 10- QSB Report. This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded as forward looking statements. For example, the words "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our Company's actual results to differ materially from those indicated by such forward-looking statements.

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

    On or about December 21, 2000, a Stock Purchase Agreement(the "Agreement") was closed between Charles Adams, Fred Keller("Keller") and Fred Keller, Trustee ("KellerTrsut"). The Agreement provided for Charles Adams to acquire 4,200,000 shares of the Company's outstanding Common Stock held by Keller in exchange for $2,000. Additionally pursuant to a Substitution of Debtor Agreement, of the same date, which was attached and made a part of the Agreement, the buyer promised to assume and discharge all of the debts of the Issuer owed to Keller Trust in the amount of $323,000 and repay this amount to Keller Trusts.

RIGHT TO DESIGNATE DIRECTORS; THE DESIGNEE

     The Board of Directors of the Company currently consists of three (3) members. Each director holds office until his or her successor is elected and qualified or until his or her death, resignation or removal. When the Transaction closed, the former directors of the Company resigned, and prior to resigning, named the Designee, Charles Adams, to the Board as successor. The Designee has agreed to act as a director.

       The purpose of the transaction was to grant control of the Issuer to Charles Adams. Mr. Adams is an affiliate shareholder of the Issuer, and is seeking candidates for merger with or acquisition by the Issuer.

     We do not generate any cash revenue or receive any type of cash flow. Since February of 1997, Fred Keller, Trustee, Fred Keller Trust, one of our affiliate shareholders, has made loans to our Company on an almost month by month basis in the form of demand notes payable bearing interest at the prime rate plus two percent adjusted quarterly. The Company obtained a written commitment from Fred Keller, Trustee, Fred Keller Trust, to continue to make such loans to the Company during the next 12 months. This commitment was terminated on December 21, 2000, and assumed by Mr. Adams. Management considers this commitment sufficient to enable the Company to meet its cash requirements for the next twelve (12) months. Our operating costs, which includes professional fees and costs related to a Business Combination, are likely to approximate $50,000 during the next 12 months.

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

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5.  Other Information

    On December 21, 20000, the major stockholders of the Company entered into an a Stock Purchase Agreement(the "Agreement") with Charles Adams. The Agreement provided for Charles Adams to acquire 4,200,000 shares of the Company's outstanding Common Stock in exchange for $2,000. Additionally pursuant to a Substitution of Debtor Agreement, of the same date, which was attached and made a part of the Agreement, the buyer promised to assume and discharge all of the debts of the Issuer owed to the Keller Trust in the amount of $323,000 and repay this amount to Keller Trusts.

    The purpose of the transaction was to grant control of the Issuer to Charles Adams. Mr. Adams is an affiliate shareholder of the Issuer, and is seeking candidates for merger with or acquisition by the Issuer.

     The principal executive office of the Company is currently located at 6758 North Military Trail, Suite 303, West Palm Beach, Florida 33407. The current principal office of the Company is located at 222 Lakeview Avenue, Suite 409, West Palm Beach, Florida 33401.

    Copies of the Agreement and has been filed as an Exhibit to the Company's 8 K which was filed with the Securities and Exchange Commission on January 3, 2001 and is incorporated herein by reference.

           On December 21, 2000, the Board of Directors of the Company authorized the issuance of 10,000,000 shares of the common stock of the Company to Charles Adams as reimbursement to him of proceeds and future costs of operations of the Company advanced by Mr. Adams. Such advances are not anticipated to exceed $10,000. These shares are included as currently issued and outstanding shares as of January 15, 2001.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Financial Data Schedule.
     (b) The Company filed a Form 8-K with the Securities and Exchange Commission (the "SEC") on January 3, 2001 to reflect the change in control of the registrant.

Exhibit No.     Description
-----------     --------------------------------------------------------
   3.1          Articles of Incorporation.(1)
   3.2          Amended Articles of Incorporation      (1)
   3.3          Bylaws.(1)
   4.1          Articles of Incorporation (1)
   4.2          Amended Articles of Incorporation (1)
   4.3          Bylaws.(1)
  10.1          Articles of Merger (Agreement and Plan of Merger incorporated therein).(1)
  10.2          Business Lease.(1)
  10.3          Ernest Porter Employment Contract.(1)
  10.4          Specimen Sample of Demand Promissory (1)
                Notes made by the Company to Fred Keller.(1)

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10- SB.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FAIRFAX GROUP, INC.
                                  Registrant




Date: January 16, 2001        /s/ Charles Adams
                              -------------------------------------
                              Charles Adams, Sole Officer & Director