Form 10KSB
period 2001-02-28
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2001-06-13
CIK 1079297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  February 28, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

Commission file Number 0-25429

                      DIVERSIFIED PRODUCT INSPECTIONS, INC.
                   -------------------------------------------
                 (Name of small business issuer in its charter)

           Florida                                             65-0877741
------------------------------------                        -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

219 Almeria
West Palm Beach, FL                                            33405
-------------------------------------                       ------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (561) 832-5696

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                                      Name of exchange on
                                                           which registered

      None                                                        None
-------------------                                     -----------------------

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

                               Yes        X         No
                                          ----             ----

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

     State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

     As of February 28, 2001, the aggregate market value of our common stock, $0.01 par value, held by non-affiliates was approximately $8,750.00 (350,000 shares at $0.025, which is the last price which the registrant's common equity was sold).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of February 28, 2001, there were 16,150,000 shares of common stock, $0.01 par value, issued and outstanding.

Transmittal Small Business Disclosure Format (check one)

                         Yes         No   X
                             ---         ---

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

     On July 11, 1995, Mr. Fred Keller, an individual, made his initial purchase of an aggregate of 1,800,000 shares from 12 Fairfax Nevada shareholders and, as a result, became the only affiliate shareholder out of the approximately 500 shareholders of Fairfax Nevada. In September 1995, Fred Keller, Trustee, Keller Trust, assigned certain judgments (the "Judgments") to Fairfax Nevada in Exchange for 4,000,000 shares of Fairfax Nevada valued at $100,000 or $0.025 per share issued to

Fred Keller, an individual. Fairfax Nevada never successfully collected on the Judgments, and on February 24, 1998, Fairfax Nevada reassigned the Judgments to Fred Keller in exchange for $1,000 cash and Fred Keller making a $1,000 loan to Fairfax Nevada.

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

     We are in our early developmental and promotional stages. We are a "shell" company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We do not engage in any substantive commercial business or other business operations. Our executive and business offices are located at 219 Almeria, West Palm Beach, FL 33405.

     Our present officer and director is our only employee, and he devotes approximately 10% of his time to our business. We have no full time employees. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees while we are seeking and evaluating Target Businesses. Our need for employees and their availability will be addressed in connection with the decision whether or not to consummate a specific Business Combination.

     We are a corporate vehicle created to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to employ our Company to become a reporting corporation under the Securities Exchange Act of 1934 ("Exchange Act"). On February 5, 1999, we elected to register our common stock, par value $0.01 (the "Common Stock") pursuant to a Form 10-SB registration statement on a voluntary basis in order to create a reporting "shell" company. As of February 28, 2001, we had a shareholder base of approximately 500 shareholders and 16,150,000 shares of Common Stock outstanding, 5,800,000 of which are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to resolution of our board of directors, no Business Combination may occur prior to the our Company obtaining the requisite audited financial statements required pursuant to Form 8-K (or its equivalent) promulgated under the Exchange Act.

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

     As of February 28, 2001 no trading market in our Common Stock presently existed. In light of the restrictions concerning shell companies contained in many state blue sky laws and regulations, it is not likely that a trading market will be created in our Common Stock until such time as a Business Combination occurs with a Target Business.

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

     On or about December 21, 2000 (the closing date) a Stock Purchase Agreement (the "Agreement") was closed between Charles Adams, Fred Keller ("Keller") and Fred Keller, Trustee ("Keller Trust"). The Agreement provided for Charles Adams to acquire 4,200,000 shares of the Company's outstanding Common Stock held by Keller in exchange for $2,000. Additionally pursuant to a Substitution of Debtor Agreement, of the same date, which was attached and made a part of the Agreement, the buyer promised to assume and discharge all of the debts of the Issuer owed to Keller Trust in the amount of $323,000 and repay this amount to Keller Trusts.

     On or about December 21, 2000, Mr. Charles Adams acquired controlling interest of the Company from Mr. Fred Keller. At that time the Company issued 10,000,000 shares of its common stock valued at $0.01 par value to Mr. Adams for past and future consulting services. These shares are Restricted under Rule 144. Subsequent to February 28, 2001, prepaid expenses were reversed when Mr. Adams relinquished the shares of common stock.

     On March 6, 2001, prior to executing the Share Exchange Agreement, Mr. Adams relinquished the 14,200,000 shares of common stock owned.

     On March 6, 2001, the Company entered into a Share Exchange Agreement with Diversified Product Investigations, Inc., a Florida corporation, and the individual holders of all of the outstanding capital stock of Diversified Product Investigations, Inc.. (the "Holders"). Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of Diversified Product Investigations, Inc.("DPI") in exchange for 10,327,420 Shares of common stock of the Company. The reorganization is being accounted for as a reverse acquisition.

     Also on March 6, 2001, the name of the Company was changed to Diversified Product Inspections, Inc..

     On April 3, 2001, all options issued to unrelated third parties by Fred Keller as part of the Stock Purchase Agreement dated December 21, 2000 were exercised, for a total of 1,600,000 shares of common stock at an aggregate price of $30.00.

     On May 19, 2001 the subsidiary ("DPI") changed its name to Diversified Products Investigations, Inc.

Item 2. Properties.

     Our executive and business offices are located at 219 Almeria, West Palm Beach, Florida 33405. We believe this office space is adequate to serve our needs until such time as a Business Combination occurs, and we expect to be able to utilize these offices, pursuant to the terms described above, until such time as a Business Combination occurs. See "Certain Relationships and Related Transactions".

Item 3. Legal Proceedings.

     As of the date hereof, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year ending February 28, 2001.


                                     PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

   (a)   Market Information

     As of February 28, 2001, we reserved the trading symbol FRXG so we could trade our Common Stock on the over-the-counter bulletin board, we have not submitted our final amended Form c-211 to the NASD and no market maker has initiated any price quotation for our Common Stock.

   (b)   Holders

     As of February 28, 2001, approximately 520 holders of record held our common stock.

   (c)   Dividends

     No cash dividends were declared or paid on our common stock for the last two fiscal years. No restrictions limit our ability to pay dividends on our common stock. We do not expect to pay any dividends in the near future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     This Annual Report on Form 10-KSB should be read in conjunction with our audited financial statements attached as Appendix A (following Exhibits) and included as part of this Form

10-KSB Report. This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded as forward looking statements. For example, the words "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. There are a number of important factors that could cause our Company's actual results to differ materially from those indicated by such forward-looking statements.

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

     On March 6, 2001, the Company entered into a Share Exchange Agreement with Diversified Product Inspections, Inc., a Florida corporation, and the individual holders of all of the outstanding capital stock of Diversified Product
Inspections, Inc.. (the "Holders"). Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of Diversified Product Inspections, Inc. in exchange for 10,327,420 Shares of common stock of the Company. The reorganization is being accounted for as a reverse acquisition.


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not Applicable

                               FAIRFAX GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            -------------------------

                       EXAMINATION OF FINANCIAL STATEMENTS
                              FOR THE PERIODS ENDED
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000





                                TABLE OF CONTENTS
                                -----------------

                                                                         Page


Independent Auditor's Report...............................................F-1

           Financial Statements:

Balance Sheets.............................................................F-2

Statements of Operations...................................................F-3

Statements of Changes in Stockholders' Deficit.............................F-4

Statements of Cash Flows...................................................F-5

Notes to Financial Statements..............................................F-6

                          Independent Auditor's Report
                          ----------------------------



To the Board of Directors and Stockholders of Fairfax Group, Inc.
West Palm Beach, Florida



We have audited the accompanying balance sheets of Fairfax Group, Inc. (a development stage company) as of February 28, 2001 and February 29, 2000 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and for the period from March 1, 1991 (date of quasi-reorganization) through February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairfax Group, Inc. as of February 28, 2001 and February 29, 2000, and the results of its operations and its cash flows for the fiscal years then ended and for the period from March 1, 1991 (date of quasi-reorganization) through February 28, 2001, in conformity with generally accepted accounting principles.



/s/ Michaelson & Co.
Michaelson & Co., P.A.
May 30, 2001

                               FAIRFAX GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                November 30, 2000




                                     ASSETS
                                                                                  FEB. 28, 2001       FEB. 29, 2000
                                                                                -----------------   -----------------
CURRENT ASSETS:
  Cash                                                                          $               -   $          3,994
                                                                                -----------------   -----------------
  Prepaid Expenses                                                                         92,000                  -
                                                                                -----------------   -----------------
                                                                                           92,000              3,994
                                                                                -----------------   -----------------
TOTAL ASSETS                                                                               92,000   $          3,994
                                                                                =================   =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                         $               -   $          1,503
  Stockholder notes payable                                                                     -            223,488
                                                                                -----------------   -----------------
                                                                                                -            224,991
                                                                                ------------------  -----------------

STOCKHOLDERS' DEFICIT:
  Common stock; $.01 par value, authorized 50,000,000 shares Authorized at
February 28, 2001 and February 29, 2000;
    16,150,000 shares issued and outstanding at February 28, 2001
    and 6,150,000 shares issued and outstanding at February 29, 2000                      161,500             61,500
    Additional Paid-in Capital                                                            321,784
                                                                                -----------------   -----------------
  (Deficit) accumulated during the development stage                                    (391,284)           (282,497)
                                                                                -----------------   -----------------
                                                                                           92,000           (220,997)
                                                                                -----------------   -----------------


TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)                           $          92,000   $          3,994
                                                                                =================   =================


                 See Accompanying Summary of Accounting Policies
                       and Notes to Financial Statements

                               FAIRFAX GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

          FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000,
                             AND FOR THE PERIOD FROM
                  MARCH 1, 1991 (Date of Quasi-Reorganization)
                   THROUGH FEBRUARY 28, 2001 (See Independent
                                Auditor's Report)


                                                        FOR THE YEARS ENDED                   MARCH 1, 1991
                                                                                                THROUGH
                                                  FEB. 28, 2001        FEB. 29, 2000          FEB. 28, 2001
                                                ------------------   -----------------   -----------------------
REVENUES:
  Income                                        $                -   $               -   $                 2,676

                                                ------------------   -----------------   -----------------------
                                                                 -                   -                     2,676
                                                ------------------   -----------------   -----------------------
COSTS AND EXPENSES:
  Advertising and promotion                                     11                 186                       377
  Licenses, permits & filing fees                              662               1,557                     6,592
  Bank service charges                                         165                 195                       944
  Collection costs                                               -                   -                     1,341
  Consulting services                                        8,000                   -                     8,000
  Contract labor                                                 -               1,296                    12,735
  Dues and subscriptions                                        35                   -                       508
  Rent                                                      16,744              27,984                    70,380
  Interest                                                  22,527              17,268                    47,603
  Office expenses                                            4,403               5,401                    15,675
  Organizational exp. - amort.                                   -                   -                     2,150
  Professional fees                                         26,812              23,192                    75,162
  Salaries and payroll taxes                                29,224              32,448                    96,566
  Travel & entertainment                                         -                 244                       296
  Miscellaneous expenses                                       204                  47                       281
                                                ------------------   -----------------   -----------------------
                                                           108,787             109,818                   338,610
                                                ------------------   -----------------   -----------------------

NET (LOSS)                                      $         (108,787)  $        (109,818)  $              (335,934)
                                                ==================   =================   =======================

(Loss) per share data:
  Basic and diluted                             $           (0.007)  $          (0.018)  $                 (0.089)
                                                ==================   =================   ========================

  Weighted average shares
          outstanding - basic                           16,150,000           6,150,000                  3,773,200
                                                ==================   =================   ========================


                 See Accompanying Summary of Accounting Policies
                        and Notes to Financial Statements

                               FAIRFAX GROUP, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

        FOR THE PERIODS FROM MARCH 1, 1991 (Date of Quasi-Reorganization)
                            THROUGH FEBRUARY 28, 2001
                       (See Independent Auditor's Report)

                                                                                                      (Deficit)
                                                                                                     Accumulated
                                                                                                     During the
                                                                Common Stock           Paid in       Development
                                                         Shares          Amount        Capital          Stage             Total
                                                     ---------------  -------------  -------------  ----------------  ------------
BALANCE AT MARCH 1, 1991                                   2,150,000  $       2,150  $           -  $              -  $     2,150
Net (loss)                                                         -              -              -                 -            -
                                                     ---------------  -------------  -------------  ----------------  -----------

BALANCE AT FEBRUARY 29, 1992                               2,150,000          2,150              -                 -        2,150
Net (loss)                                                         -              -              -                 -            -
                                                     ---------------  -------------  -------------  ----------------  -----------

BALANCE AT FEBRUARY 28, 1993                               2,150,000          2,150              -                 -        2,150
Net (loss)                                                         -              -              -                 -            -
                                                     ---------------  -------------  -------------  ----------------  -----------

BALANCE AT FEBRUARY 28, 1994                               2,150,000          2,150              -                 -        2,150
Net (loss)                                                         -              -              -                 -            -
                                                     ---------------  -------------  -------------  ----------------  -----------

BALANCE AT FEBRUARY 28, 1995                               2,150,000          2,150              -                 -        2,150
  Stock issued at par value for cash and
judgements (9/15/95)                                       4,000,000          4,000              -                 -        4,000
Net (loss)                                                         -              -              -           (12,738)     (12,738)
                                                     ---------------  -------------  -------------  ----------------  -----------

BALANCE AT FEBRUARY 29, 1996                               6,150,000          6,150              -           (12,738)      (6,588)
  Net (loss)                                                       -              -              -            (2,069)      (2,069)
                                                     ---------------  -------------  -------------  ----------------  -----------

BALANCE AT FEBRUARY 28, 1997                               6,150,000          6,150              -           (14,807)      (8,657)
  Net (loss)                                                       -              -              -            (3,423)      (3,423)
                                                     ---------------  -------------  -------------  ----------------  -----------

BALANCE AT FEBRUARY 28, 1998                               6,150,000          6,150              -           (18,230)     (12,080)
  Change in par value (Note 2)                                               55,350              -           (55,350)           -
  Net (loss)                                                       -              -              -           (99,100)     (99,100)
                                                     ---------------  -------------  -------------  ----------------  -----------

BALANCE AT FEBRUARY 28, 1999                                       -         61,500              -          (172,680)    (111,180)
                                                     ---------------  -------------  -------------  ---------------- ------------

  Net (loss)                                                       -              -              -          (109,818)    (109,818)
                                                     ---------------  -------------  -------------  ----------------  -----------

BALANCE AT FEBRUARY 29, 2000                                       -         55,350              -          (282,497)    (208,918)
                                                     ---------------  -------------  -------------  ---------------- ------------

Stock issued at par value to an officer in exchange
for past and future consulting services (12/00)           10,000,000        100,000              -                 -      100,000

Assumption and discharge of debt owed to a
former officer (12/00)                                             -              -        321,784                 -      321,784
  Net (loss)                                                       -              -              -          (108,787)    (108,787)
                                                     ---------------  -------------  -------------  ----------------  -----------

BALANCE AT FEBRUARY 28, 2001                              16,150,000  $     161,500  $     321,784         ($391,284)    ($91,999)
                                                     ===============  =============  =============  ================  ===========


                 See Accompanying Summary of Accounting Policies
                       and Notes to Financial Statements

                               FAIRFAX GROUP, INC.
                          (A Development Stage Company)

          FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000,
      AND FOR THE PERIOD FROM MARCH 1, 1991 (Date of Quasi-Reorganization)
          THROUGH FEBRUARY 28, 2001 (See Independent Auditor's Report)


                                                                                          MARCH 1, 1991
                                                             FOR THE YEARS ENDED             THROUGH
                                                        FEB. 28, 2001    FEB. 29, 2000    FEB. 28, 2001
                                                       --------------  ---------------  -------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss)                                              $    (108,787)  $    (109,818)  $        (335,934)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
  Changes in assets and liabilities:
    Other assets                                              (92,000)              -
                                                                                                  (92,000)
    Accounts payable                                           (1,503)           (338)                  -
    Accrued expenses                                                -           1,339                   -
                                                       --------------  ---------------  -------------------

NET CASH (USED IN) OPERATING                                 (202,290)       (110,819)           (427,934)
ACTIVITIES
                                                       --------------  ---------------  -------------------

CASH FLOW FROM FINANCING
ACTIVITIES:
  Proceeds from (discharge of ) stockholder                  (223,488)        113,107                   -
notes payable
  Increase in additional paid-in capital                      321,784               -             321,784
  Increase in common stock                                    100,000               -             106,150
                                                       --------------  ---------------  -------------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                   198,296         113,107             427,934
                                                       --------------  ---------------  -------------------

NET INCREASE (DECREASE) IN CASH                                (3,994)          2,288                   -

CASH AT BEGINNING OF PERIOD                                     3,994           1,706                   -
                                                       --------------  ---------------  -------------------

CASH AT END OF PERIOD                                   $           -  $        3,994   $               -
                                                       ==============  ===============  ===================




                 See Accompanying Summary of Accounting Policies
                       and Notes to Financial Statements

                               FAIRFAX GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

           FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000 AND FOR THE PERIOD FROM MARCH 1, 1991 (Date of Quasi-Reorganization)
        THROUGH FEBRUARY 28, 2001 (See Independent Accountants' Report)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Organization:
- ------------

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

Method of Accounting:
- --------------------

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

Use of Estimates:
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Stockholder Notes Payable:
- -------------------------

The stockholder notes payable consists of demand notes to the majority stockholder bearing interest at the prime rate as published in the Wall Street Journal, plus two percent, adjusted quarterly. The outstanding balance of these notes was paid in December 2000 when controlling interest of the Company was acquired by a new majority stockholder.

                               FAIRFAX GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

           FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000 AND FOR THE PERIOD FROM MARCH 1, 1991 (Date of Quasi-Reorganization)
        THROUGH FEBRUARY 28, 2001 (See Independent Accountants' Report)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(cont'd):
--------------------------------------------------------

Income Taxes:
- ------------

The Company has no taxable income to date; therefore, no provision for federal or state taxes has been made. The Company had a net operating loss (NOL) carryforward at February 28, 2001 amounting to $332,331. The expiration dates associated with this carryforward are as follows:

YEAR ENDED      NOL           YEAR EXPIRES
-----------    -----          ------------

  2/28/96      $  10,943       2011
  2/28/97          1,704       2012
  2/28/98          1,979       2013
  2/28/99         99,100       2014
  2/29/00        109,818       2015
  2/28/01        108,787       2016
               ---------
               $ 332,331
               =========

Although deferred tax assets existed at February 28, 2001, they were offset in full by a valuation allowance due to the uncertainty of future recovery.

Computation of Net Loss Per Share:
- ---------------------------------

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

                               FAIRFAX GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

           FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000 AND FOR THE PERIOD FROM MARCH 1, 1991 (Date of Quasi-Reorganization)
        THROUGH FEBRUARY 28, 2001 (See Independent Accountants' Report)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(cont'd):
--------------------------------------------------------

Related Party Transactions:
- --------------------------

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


On December 21, 2000, the business lease agreement between the Company and the entity affiliated with the former shareholder was cancelled effective that date when controlling interest of the Company was acquired by a new majority stockholder.


2.         PREPAIDS:
---------------------------

Prepaid expenses at February 28, 2001 consist of prepaid consulting fees paid in December 2000 to the new majority stockholder by issuance of shares of common stock.

On December 21, 2000, the Company issued 10,000,000 shares of common stock to the new majority stockholder, in exchange for past and future consulting services. Subsequent to February 28, 2001, prepaid expenses were reversed when the new majority stockholder relinquished the shares of common stock owned (see
Note 4). These shares were inclusive of the shares issued in December 2000 in payment of consulting fees.

3.         EQUITY:
----------------------------

Common Stock -- On December 21, 2000, the Company's majority shareholder entered into a Stock Purchase Agreement, which provided for the buyer to acquire 4,200,000 shares of the Company's outstanding common stock held by the seller in exchange for $2,000, and the assumption and discharge of debts owed by the Company to The Keller Trust.

                               FAIRFAX GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

           FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000 AND FOR THE PERIOD FROM MARCH 1, 1991 (Date of Quasi-Reorganization)
        THROUGH FEBRUARY 28, 2001 (See Independent Accountants' Report)


3.         EQUITY(cont'd)
-------------------------

Additional Paid-in Capital - On December 21, 2000, the new majority shareholder agreed to assume and discharge all of the debts of the Company owed to The Keller Trust, an amount totaling $321,784. This amount paid was recorded as a reduction to stockholder notes payable and an increase in additional paid-in capital of the same amount.


4.         SUBSEQUENT EVENTS:
-----------------------------

On March 6, 2001, the new majority stockholder relinquished his 14,200,000 shares of common stock owned.. Also on that date, the Company issued 10,327,420 of its shares of common stock to the holders of common stock of Diversified Product Investigations, Inc. ("DPI") in exchange for their 10,327,420 shares of DPI common stock in a reverse acquisition..

As a result, DPI became a wholly-owned subsidiary of the Company. Following this exchange a total of 12,277,420 shares of common stock of the Company were issued and outstanding. The officer and director of the Company resigned effective that date, and new officers and directors were elected.

Also on March 6, 2001, the name of the Company was changed to Diversified Product Inspections, Inc.

On April 3, 2001, all options issued to unrelated third parties by Fred Keller as part of the Stock Purchase Agreement dated December 21, 2000, were exercised for a total of 1,600,000 shares of common stock at an aggregate price of $30.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identity of our current directors and executive officers.


Name              Age        Position                        Director Since
----              ---         --------                        --------------

Charles Adams     33         Chairman                        December 2000
                             Chief  Executive Officer,
                             President

     Each director is elected until the next Annual Meeting of shareholders and until his successor is qualified.

   (b)  Business experience of directors and executive officers.

     Charles Adams was appointed to the Company's Board of Directors effective December 21, 2000. and has served as the Company's CEO and President since January 1, 2001. Since October 1997, Mr. Adams has engaged in private business ventures, mostly in the area of finance. Through his company, Adams Inc., which was formed in October, 1997, he is currently providing consulting services and commercial equipment leasing. Mr. Adams specializes in financing equipment which is placed with end users. From October 1997 until September 2000, Mr. Adams was employed by Carcorp, Inc. which is one of only two lenders who provide commercial paper for Bombardier, Inc., under operating leases for lear jets and other major aviation equipment. Mr. Adams served as the Director of Finance of Carcorp, Inc. In this capacity, Mr. Adams arranged the operating leases for rolling stock, large commercial equipment, aviation and commercial marine end users. From 1995 through October 1997, Mr. Adams was independently engaged in commercial leasing of limousines and limousine fleets. From 1996 through October 1997, he also was employed by Ed Morse as the Fleet Manager for the Jeep operations. From 1993 through 1995, Mr. Adams was employed by Palm Beach Lincoln Mercury in sales. Prior to relocating to Florida, from 1991 through 1993 Mr. Adams was employed by Alpha Zeta Trust in California, where he was responsible for the acquisition of commercial real estate, including negotiations of sale and arrangement of bridge financing. From 1988 through 1991, Mr. Adams independently engaged in the acquisition of real estate. During the same period he was employed by Porsche, Audi, Ferrari in Woodland Hills, California as a salesman. In this capacity, Mr. Adams was responsible for all aspects of the automobile acquisition, including arranging the purchase financing. Mr. Adams attended Los Angeles Valley College for two (2) years and took marketing and sales extension courses at the University of California Los Angeles.

Officer and Director Resignations

     In December 2000, Messrs. Jeffrey B. Lathe, Charles S. Hafer and Ernest L. Porter resigned as our Officers and Directors. Mr. Charles Adams became the sole Officer and Director.

   Section 16(a) Beneficial Ownership Reporting Compliance.

     To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our common stock, failed to file reports as required by
Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 10.    Executive Compensation.

                                                                         Long Term Compensation
                              Annual Compensation                       Awards      Payouts
                         ------------------------------                 ------      -------
   (a)                    (b)       (c)        (d)          (e)          (f)          (g)       (h)       (i)
Name &                   Fiscal    Annual                  Restricted   Securities                      All Other
Position                 Year      Salary($)  Bonus($)     Compen-      Stock      Underlying   LTIP     Compen-
                                                           sation       Award(s)    Options/   Payouts   sation
                                                             ($)         ($)         SARs(#)     ($)      ($)
------------------------------------------------------------------------------------------------------------------
Ernest L.  Porter
Director, President
CEO                       2001*    25,300       -0-         -0-          -0-          -0-        -0-       -0-

Charles Adams
Chairman, CEO
President                 2001*     -0-         -0-         -0-         $8,000        -0-        -0-       -0-
--------------

* Charles Adams was elected to the Board of Directors effective December 21, 2000 and assumed the position of CEO and President effective January 1, 2001. Mr. Porter agreed to resign his position effective January 1, 2001.

Compensation of Directors

     During the fiscal year ending February 28, 2001, other than as described herein, no other officer or director received any type of compensation from our Company for serving as such. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Employee Stock Option Plan

     We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our Board of Directors may recommend adoption of one or more such programs in the future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of February 28, 2001, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person known to our Company to be the beneficial owner of more than five percent (5%) of our Company's Common Stock:


Name and Address                      Amount and Nature              (1)
of Beneficial Owner                   of Beneficial Owner      Percent of Class
-------------------------             -------------------      -----------------
Charles Adams                           14,200,000                  87.9%
219 Almeria
West Palm Beach, FL 33405

Fred Keller                              1,600,000                   9.9%
6758 North Military Trail, Suite 301
West Palm Beach, Florida 33407


     The following table sets forth, as of February 28, 2001, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group:


Name and Address                      Amount and Nature              (1)
of Beneficial Owner                   of Beneficial Owner      Percent of Class
-------------------------             -------------------      -----------------
Charles Adams                             14,200,000                 87.9%
219 Almeria
West Palm Beach, FL 33405

All Officers and Directors                14,200,000                 87.9%
as a Group.

(1) Based upon 16,150,000 shares of the Company's Common Stock issued and outstanding as of February 28, 2001.

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

     Since February, 1997, Fred Keller, Trustee, Fred Keller Trust, our affiliate shareholder, has made loans to our Company on an almost month by month basis in the form of demand notes payable bearing interest at the prime rate plus two percent (2%) adjusted quarterly. As of the date of this report, the aggregate value of the principal on such loans approximated $0.00.

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

     Section 607.0901 of the Florida Business Corporation Act imposes limitations on the exercise of corporate control, directly or indirectly, by a beneficial owner of more than 10% of a corporation's outstanding voting stock (an "interested shareholder"). The corporation's "disinterested directors" as defined therein, or a supermajority of the corporation's shareholders (other than the interested shareholder and related parties) are required to approve certain business combinations and corporate transactions with the interested shareholder or any entity or individual controlled by the interested shareholder ("affiliated transaction"), unless certain statutory exemptions apply, or the corporation has opted out of the affiliated transactions statute. The stated purpose of the affiliated transactions statute is to assure that Florida shareholders who do not tender their shares in a hostile takeover offer receive a fair price for those shares in a second-step, freeze-out transaction. By removing the Company from the purview of Florida's affiliated transaction statute, the consideration received by selling shareholders in a "second-step" transaction could be less than the consideration received by the selling shareholders in the initial transaction.

     Section 607.0902 of the Florida Business Corporation Act denies corporate control to an acquirer of control shares by extinguishing the voting rights of shares of an "issuing public corporation", as defined therein, acquired in a "control share acquisition", as defined therein. Voting rights may be reinstated to the extent provided in a shareholders' resolution approved by (1) each class or series entitled to vote separately on the proposal by a majority Of all votes entitled to be cast by such class or series and (2) each class or series entitled to vote separately on the proposal by a majority of all votes entitled to be cast by such class or series, excluding all "interested shares" (ie., generally speaking, those shares that may be voted by or at the direction of a person who made a control-share acquisition or an officer or employee/director of the subject "issuing public corporation"). The acquisition of shares is not directly affected, only the voting rights attendant tocontrol shares. Other shares of the same corporation that are owned or acquired by the same person are not affected.

     The stated purpose of the control share acquisitions statute is to protect Florida shareholders by affording them an opportunity to decide whether a change in corporate control is desirable. By removing the Company from the purview of Florida's control-share acquisition statute, shares of an "issuing public corporation" acquired pursuant to a control acquisition are not deemed to be "control- share acquisitions", which, in the Company's case, effectively denies non-management/affiliate shareholders an opportunity to approve or consent to an acquirer's purchase of such management or affiliate's stock pursuant to a Business Combination. See "Description of Business - Shell Corporation Discussion - Conflicts of Interest".

     We were incorporated under the laws of the State of Florida on April 23, 1998 as a wholly owned subsidiary of Fairfax Nevada. On September 8, 1998, we became the successor corporation to a merger between Fairfax Nevada and our Company. The primary purpose of the merger was to re-domicile Fairfax Nevada to the State of Florida in order for Fairfax Nevada to become a Florida corporation. Among other things, the plan of merger provided that each share of our Company's capital stock issued and outstanding prior to the merger, and each share of our Company's capital stock held in treasury prior to the merger, would cease to exist; and each share of Fairfax Nevada's capital stock issued and outstanding prior to the merger, and each share of the Fairfax Nevada's capital stock held in treasury prior to the merger, would cease to exist and be converted into an equal number of shares of our Company's capital stock identical with the Fairfax Nevada shares being exchanged. We relied upon Section 3(a)(9) of the Securities Act with respect to this transaction.

     On or about December 21, 2000, Mr. Charles Adams acquired controlling interest of the Company from Mr. Fred Keller. At that time the Company issued 10,000,000 shares of its common stock valued at $0.01 par value, to Mr. Adams for past and future consulting services. These shares are Restricted under Rule
144. Subsequent to February 28, 2001 prepaid expenses were reversed when Mr. Adams relinquished the shares of common stock owned.

     On March 6, 2001, Mr. Adams relinquished his 14,200,000 shares of common stock owned and returned them to the company's treasury. The Company subsequently entered into a Share Exchange Agreement with Diversified Product Inspections, Inc., a Florida corporation, and the individual holders of all of the outstanding capital stock of Diversified Product Investigations, Inc.. (the "Holders"). Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of Diversified Product Investigations, Inc. in exchange for 10,327,420 Shares of common stock of the Company. The reorganization is being accounted for as a reverse acquisition.

     As a result of the Share Exchange Agreement, Diversified Products International became a wholly-owned subsidiary of the Company. In addition, the Company changed its name to Diversified Product Inspections, Inc. Following this exchange a total of 12,277,420 shares of common stock of the Company were issued and outstanding.

     On April 3, 2001, all options issued to unrelated third parties by Fred Keller as part of the Stock Purchase Agreement dated December 21, 2000, were exercised for a total of 1,600,000 shares of common stock at an aggregate price of $30.00.

Item 13. Exhibits and Reports on Form 8-K.


     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Exhibit Name
-----------     ---------------------
2.1             Share Exchange Agreement between with Diversified Product Inspections, Inc., a
                Florida corporation filed with the SEC on March 6, 2001.(2)

3.i.1           Articles of Incorporation and Amendment to Articles of Incorporation.(1)

3.ii.1          Bylaws.(1)

4.i.1           Articles of Incorporation and Amendment to Articles of Incorporation.(1)

4.ii.1          Bylaws.(1)

10.1            Articles of Merger (Agreement and Plan of Merger  incorporated therein).(1)

10.2            Business Lease.(1)

10.3            Ernest Porter Employment Contract.(1)

10.4            Specimen Sample of Demand Promissory Notes made by the Registrant to Fred
                Keller.(1)
-----------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed February 23, 1999.

(2) Incorporated herein by reference to the Company's Form 8-K filed with the SEC on March 6, 2001.


     (b) Reports on Form 8-K.

     On January 3, 2001, the Company filed a Form 8-K to reflect a change of control of the Company.

     On March 13, 2001, the Company filed a Form 8-K to reflect that certain Share Exchange Agreement with Diversified Product Inspections, Inc., a Florida corporation, and the individual holders of all of the outstanding capital stock of Diversified Product Inspections, Inc. The Company filed a Form 8-K/A on March 21, 2001 to provide financial statements and the pro forma financial information for Diversified Product Inspections, Inc., a Florida corporation, as required by Item 7 of Form 8-K. The Company also changed its fiscal year end to December 31, to conform with the fiscal year end for its subsidiary.

     On May 14, 2001 the Company filed an 8-K/A to amend the Form 8-K filed on March 21, 2001 by the Company. The purpose of this amendment was to provided additional financial statements and the pro forma financial information for Diversified Product Inspections, Inc.., a Florida corporation, as required by
Item 7 of Form 8-K and to reflect the May 19, 2001 change by the Company's subsidiary ("SPI") of its name to Diversified Products Investigations, Inc.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                               FAIRFAX GROUP, INC.
                                  (Registrant)


Date: June 13,  2001            By: /s/ Charles Adams
                                 ---------------------------
                                   Charles Adams, President





     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: June 13, 2001               By:  /s/ Charles Adams
                                  ----------------------------
                                  Charles Adams, President & Director