Form 10QSB
period 2001-05-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2001-07-23
CIK 1079297

U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to_____

Commission File number:0-25429

                      Diversified Product Inspections, Inc.
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Florida                                         65-0832025
---------------------------------                       -------------------
(State of other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)


                                  3 Main Street
                               Oak Ridge, TN 37830
                           --------------------------
                    (Address of principal executive offices)


                                 (865) 482-8480
                           ---------------------------
                           (Issuer's telephone number)



                                       N/A
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes _X_    No ___

     As of July 19, 2001, there were 14,062,852 shares of common stock, $0.01 par value, issued and outstanding.





                          INDEX TO FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets........................................F-2

Condensed Consolidated Statements of Operations..............................F-3

Condensed Consolidated Statements of Stockholders' Equity ...................F-4

Condensed Consolidated Statements of Cash Flows..............................F-5

Notes to Condensed Consolidated Financial Statements.........................F-6

                      Diversified Product Inspections, Inc.
                      Condensed Consolidated Balance Sheets


                                                                                  May 31,          February 28,
                                                                                   2001                2001
                                                                            ------------------- -------------------
                                                                                (unaudited)
                                   ASSETS
CURRENT ASSETS
   Cash and equivalents                                                     $           182,474 $           154,573
   Accounts receivable, net                                                              93,882             101,349
   Refundable income taxes                                                                5,214               5,214
   Prepaid expenses                                                                       2,929               6,379
                                                                            ------------------- -------------------
           Total current assets                                                         284,499             267,515
                                                                            ------------------- -------------------

PROPERTY AND EQUIPMENT
   Equipment                                                                            171,495             116,587
   Vehicles                                                                              94,435              94,435
   Leasehold improvements                                                                22,727              22,727

         Less accumulated depreciation                                                  (63,345)            (49,957)
                                                                            ------------------- -------------------

           Net property and equipment                                                   225,312             183,792
                                                                            ------------------- -------------------

OTHER ASSETS
   Other assets                                                                          11,092               4,400
                                                                            ------------------- -------------------
           Total other assets                                                            11,092               4,400
                                                                            ------------------- -------------------

Total Assets                                                                $           520,903 $           455,707
                                                                            =================== ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit payable                                                   $            73,092 $            73,092
   Accounts payable                                                                     141,218              69,772
   Accrued salaries                                                                      12,226              10,839
   Current portion of long-term debt                                                     16,456              15,717
   Current portion of capital lease obligations                                          14,859              14,602
   Other current liabilities                                                                  0               4,634
                                                                            ------------------- -------------------

          Total current liabilities                                                     257,851             188,656
                                                                            ------------------- -------------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
   Long-term debt, net of current portion                                                49,948              54,489
   Capital lease obligations, net of current portion                                     10,732              14,546
                                                                            ------------------- -------------------

          Total long-term debt and capital lease obligations                             60,680              69,035
                                                                            ------------------- -------------------
Total Liabilities                                                                       318,531             257,691
                                                                            ------------------- -------------------

STOCKHOLDERS' EQUITY
  Common stock, $0.01 and $1.00 par value, authorized 50,000,000 and
    10,000,000 shares; 14,062,852 and 9,712,601 issued and outstanding                  140,628           9,712,601
  Additional paid-in capital                                                          1,355,256          (8,380,021)
  Accumulated deficit                                                                (1,293,512)         (1,134,564)
                                                                            ------------------- -------------------

          Total stockholders' equity                                                    202,372             198,016
                                                                            ------------------- -------------------
Total Liabilities and Stockholders' Equity                                  $           520,903 $           455,707
                                                                            =================== ===================




     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
                 Condensed Consolidated Statements of Operations
                           Three Months Ended May 31,
                                   (unaudited)



                                                                                   2001                    2000
                                                                           --------------------    --------------------
REVENUES                                                                   $            215,429    $            289,444

OPERATING EXPENSES
    Salaries                                                                            158,220                 119,557
    Depreciation and amortization                                                        13,388                   6,712
    General and administrative                                                          200,362                 139,036
                                                                           --------------------    --------------------

            Total operating expenses                                                    371,970                 265,305
                                                                           --------------------    --------------------

Operating Income (Loss)                                                                (156,541)                 24,139
                                                                           --------------------    --------------------

OTHER INCOME (EXPENSE)
    Other income                                                                          6,294                       0
    Other expense                                                                        (2,624)                      0
    Interest expense                                                                     (6,078)                 (1,616)
                                                                           --------------------    --------------------

            Net other income (expense)                                                   (2,408)                 (1,616)
                                                                           --------------------    --------------------

Net income (loss) before income tax                                                    (158,949)                 22,523

    Income tax expense                                                                        0                   3,378
                                                                           --------------------    --------------------

Net income (loss)                                                          $           (158,949)   $             19,145
                                                                           ====================    ====================

Net income (loss) per common share                                         $              (0.01)   $               0.01
                                                                           ====================    ====================

Weighted average number of common shares outstanding                                 13,612,852              11,116,900
                                                                           ====================    ====================













     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
            Condensed Consolidated Statements of Stockholders' Equity





                                                                                                                Total
                                                                              Additional                    Stockholders'
                                                 Number of       Common        Paid-in                          Equity
                                                   Shares         Stock        Capital         Deficit       (Deficiency)
                                               -------------- ------------- --------------  -------------- ----------------
BEGINNING BALANCE,
February 29, 2000                                   6,150,000 $      61,500 $            0  $     (282,497)$       (220,997)

Year ended February 28, 2001:
   Shares issued for services                      10,000,000       100,000              0               0          100,000
   Debt forgiveness                                         0             0        321,784               0          321,784
   Net loss                                                 0             0              0        (108,787)        (108,787)
                                               -------------- ------------- --------------  -------------- ----------------

BALANCE, February 28, 2001                         16,150,000       161,500        321,784        (391,284)          92,000

Three Months Ended May 31, 2001:
--------------------------------
(unaudited)
   Shares contributed to company                  (14,200,000)     (142,000)        50,000               0          (92,000)
   Reverse merger                                  10,332,420       103,323        837,972        (743,279)         198,016
   Shares issued for services                       1,330,432        13,305              0               0           13,305
   Shares issued for cash                             450,000         4,500        145,500               0          150,000
   Net loss                                                 0             0              0        (158,949)        (158,949)
                                               -------------- ------------- --------------  -------------- ----------------

ENDING BALANCE, May 31, 2001
(unaudited)                                        14,062,852 $     140,628 $    1,355,256  $   (1,293,512)$        202,372
                                               ============== ============= ==============  ============== ================















     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
                 Condensed Consolidated Statements of Cash Flows
                           Three Months Ended May 31,
                                   (unaudited)


                                                                                     2001               2000
                                                                              ------------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $         (158,949)   $         19,145
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation                                                                         13,388               6,712
     Income tax expense                                                                        0               3,378
     Stock issued for services                                                            13,305                   0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                            7,467              41,897
     (Increase) decrease in prepaid expenses                                               3,450                   0
     (Increase) decrease in other assets                                                  (6,692)                  0
     Increase (decrease) in accounts payable                                              71,446                 335
     Increase (decrease) in accrued salaries                                               1,387              21,600
     Increase (decrease) in other current liabilities                                     (4,634)                  0
                                                                              ------------------    ----------------

Net cash  provided (used) by operating activities                                        (59,832)             93,067
                                                                              ------------------    ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                  (54,908)            (42,241)
     Deposit on real property                                                                  0            (215,000)
                                                                              ------------------    ----------------

Net cash provided (used) by investing activities                                         (54,908)           (257,241)
                                                                              ------------------    ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Common stock sold for cash, net                                                     150,000             440,660
     Proceeds of  long-term debt                                                               0              42,241
     Debt and capital lease payments                                                      (7,359)             (8,706)
                                                                              ------------------    ----------------

Net cash provided (used) by financing activities                                        (142,641)            474,195
                                                                              ------------------    ----------------

Net increase (decrease) in cash and equivalents                                          (27,901)            310,021

CASH and equivalents, beginning of period                                                154,573              53,335
                                                                              ------------------    ----------------

CASH and equivalents, end of period                                           $          182,474    $        363,356
                                                                              ==================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Interest paid in cash                                                         $            6,078    $          1,616
                                                                              ==================    ================










     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
                    Notes to Condensed Consolidated Financial
             Statements (Information with regard to the three months
                   ended May 31, 2001 and 2000 is unaudited)


1.   Accounting Policies

Description of Business

Diversified Product Inspections, Inc. ("the Company"), formerly known as Fairfax Group, Inc., specializes in conducting investigations and laboratory analysis of a wide variety of products to determine the "cause and origin" of product failures. The Company's primary customers consist of national insurance companies that are interested in subrogating claims to recover losses. Subrogation is a legal principle, which provides that, to the extent an insurer has paid for a loss, the insurer receives the policyholder's right to recover from any third party that caused the loss. The Company has accumulated a large database of known defective products that includes photos and other documentation that are used in their investigations. Additionally, the Company provides for the storage of evidence and derives revenues from the secure storage of materials.

Accounts Receivable

Two customers account for the majority of accounts receivable at March 31, 2001. It is the Company's policy not to require collateral on accounts receivable.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Diversified Product Inspections, Inc. and its wholly owned subsidiary Diversified Product Investigations, Inc., (Investigations). Inter-company balances and transactions have been eliminated. The historical financial statements of Investigations, (see Note 2 - Reorganization), have been presented for the period prior to the reverse merger. The reporting parent company has a fiscal year end of February 28 and the subsidiary has a fiscal year end of December 31. Accordingly, the financial statements as presented are for the three months ended May 31 (parent) and March 31 (subsidiary), except for the statement of stockholders' equity, which reflects the parent historical up to the date of the reverse merger, and consolidated thereafter.

                      Diversified Product Inspections, Inc.
              Notes to Condensed Consolidated Financial Statements


Net Income (Loss) Per Common Share

Basic net income (loss) per weighted average common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.

Cash and Equivalents

The company considers investments with an initial maturity of three months or less as cash equivalents.

Reclassifications

Certain 2000 amounts have been reclassified to conform to 2001 classifications.

Concentrations

Approximately 69% of revenues for the three months ended May 31, 2001 were derived from the Company's three largest customers.

Interim Financial Information

The financial statements for the three months ended May 31, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

2.   Reorganization

During March 2000, Investigations, entered into a stock exchange agreement with Shoe Krazy, Inc. ("Shoe Krazy") in which Shoe Krazy issued 9,241,900 shares of restricted common stock to acquire all of the issued and outstanding shares of the common stock of Investigations. As Shoe Krazy was essentially a shell company, this reorganization was considered a reverse acquisition. During February 2001, both companies entered into a separate agreement to void, cancel and terminate the original stock exchange agreement and restore all parties to their position prior to the original agreement being executed. Accordingly, these financial statements are presented as if the original stock exchange agreement never occurred.

                      Diversified Product Inspections, Inc.
              Notes to Condensed Consolidated Financial Statements


2.  Reorganization (continued)

In March 2001, the Company, (f/k/a Fairfax Group, Inc.), or (FGI), issued 10,332,420 shares of restricted common stock to acquire 100% of the issued and outstanding common stock of Investigations in a reverse merger which was accounted for as a recapitalization of Investigations. FGI then changed its name to Diversified Product Inspections, Inc.

3.   Company Stock

At December 31, 1999, Investigations had accrued salaries to the shareholders of $298,275. During 2000, Investigations converted these accrued salaries, along with additional salary expenses for 2000 of $64,656, into 362,931 shares of common stock of Investigations. On October 1, 2000, Investigations entered into an employment agreement with a key employee in which this employee earns 6,250 shares of common stock per month, in lieu of salary. During 2000, Investigations recognized salary expense of $18,750 and issued 18,750 shares of common stock related to this arrangement. Additionally, during 2000, Investigations entered into an arrangement with another key employee in which this employee earns 5,000 shares of common stock per year for five years, at which time the employee will receive an additional 50,000 shares. During 2000, Investigations recognized salary expense of $5,000 and issued 5,000 shares of common stock related to this arrangement.

During 2000, Investigations sold 325,920 shares of stock to various individuals and companies. As part of the stock purchase agreement, one of the new stockholders obtained stock warrants which allow for the purchase of 12,500 shares of common stock of Investigations at a price of $0.01 per share. These warrants expire on July 13, 2003. Additionally, another new stockholder obtained stock warrants which allow for the purchase of 50,000 shares of common stock at a price of $0.0001 per share. These warrants expire on December 11, 2003.

On March 6, 2001, the then new majority stockholder relinqished his 14,200,000 shars of common stock owned.

In March 2001, the Company issued 1,330,432 shares of common stock, valued at $13,305, to certain consultants of the Company via a Form S-8 Registration. In April 2001, the Company issued 450,000 shares of common stock in exchange for $150,000 in cash. In addition, warrants for 375,000 shares of common stock were issued with those shares, expiring in April 2003, with an exercise price of $1.

                      Diversified Product Inspections, Inc.
              Notes to Condensed Consolidated Financial Statements


4.  Long-Term Debt and Line of Credit

Long-term debt is summarized as follows at May 31, 2001:

Note payable, secured by a vehicle, due in monthly
  installments of $199, including interest at 9.25%,
  through April 2002                                    $        2,633
Note payable, secured by a vehicle, due in monthly
  installments of $597 including interest at 5.9%,
  through February 200                                          19,641
Note payable, secured by a vehicle, due in monthly
  installments of $330, including interest at 11%,
  through November 2005                                         14,418
Note payable, secured by a vehicle, due in monthly
  installments of $333, including interest at 11%,
  through November 2005                                         14,521
Note payable, secured by a vehicle, due in monthly
  installments of $348, including interest at 11%,
  through November 2005                                         15,191
                                                        --------------
                                                                66,404
Less portion classified as current                              16,456
Long-term portion                                       $       49,948
------------------------------------------------------- --------------

Aggregate maturities of long-term debt as of May 31, 2001, are as follows:


         2002      $  16,456
         2003         15,085
         2004         16,464

         2005         10,634
         2006          7,756

                   $  66,404
                   ---------

The Company utilizes two credit cards with financial institutions as lines of credit. One of the credit cards has a limit of $50,000 and bears interest at an annual rate of 12.5% as of March 31, 2001. The balance was $49,388 at May 31, 2001. The second credit card has a limit of $27,500 and bears interest at an annual rate of 25.68%. This balance was $23,704 at May 31, 2001. Both of these lines of credit are unsecured and require minimum monthly payments.

5.  Lease Obligations

The Company leases certain equipment under agreements which are classified as capital leases. These agreements expire in 2002 and 2003.

                      Diversified Product Inspections, Inc.
              Notes to Condensed Consolidated Financial Statements


5.  Lease Obligations (continued)

The Company also leases their office and warehouse, along with certain equipment, under agreements classified as operating leases. The Company has an agreement with the office and warehouse lessor in which the Company is obligated to purchase the office and warehouse if the Company receives $3,000,000 in proceeds from a private placement offering. The purchase price will range from between $1,450,000 and $1,607,640, depending on the year the purchase takes place. This purchase obligation expires on December 31, 2004.

Future minimum payments for leases, by year and in the aggregate, consist of the following as of May 31, 2001:

                                                                   Operating           Capital
                                                                 -----------------  -----------------
               2001                                              $         209,124  $          16,117
               2002                                                        213,322             10,974
               2003                                                        211,875                  -
               2004                                                        217,500                  -
               2005                                                        163,125                  -
                                                                 -----------------  -----------------
               Total minimum lease payments                      $       1,014,946  $          27,091
                                                                 =================
               Amount representing interest                                                     1,500
                                                                                    -----------------
               Present value of net minimum lease
                payments (including $14,859 classified
                as current)                                                         $          25,591
                                                                                    =================

Property and equipment includes the following amounts for capital leases at May 31, 2001:

         Equipment                                     $             44,075
         Less accumulated amortization                               21,757
                                                       --------------------
                                                       $             22,318
                                                       ====================

Amortization of these assets, computed by the straight-line method over the lesser of the life of the asset or the term of the lease, is included in depreciation and amortization expense.

6.  Income Taxes

For tax purposes the Company has net operating loss ("NOL") carryovers totaling approximately $620,000 which are available to offset future taxable income. The NOL carryovers expire primarily in 2020.

                      Diversified Product Inspections, Inc.
              Notes to Condensed Consolidated Financial Statements


6.  Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at May 31, 2001:

Deferred tax assets:
   NOL carryover                                            $         235,267
   Expenses not currently deductible                                   33,559
   Reserve for doubtful accounts                                        6,453
   Other                                                                  437
                                                            -----------------
                                                                      275,716
   Valuation allowance for deferred tax assets                       (264,021)
                                                            -----------------
Net deferred tax assets                                                11,690
Deferred tax liability - tax over book depreciation                    11,690
                                                            -----------------
Net deferred tax assets                                      $              -
                                                            -----------------

The valuation allowance was increased by $62,045 for the three months ended May 31, 2001, due to increases in deferred tax assets for which realization was not assured.

7.  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continuing losses, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must return to profitable operations and generate additional funds in order to continue as a going concern. The Company successfully raised capital during 2000 to fund its operations, and the Company anticipates raising additional capital in 2001 through private placement offerings.

Item 2.  Management's Discussion and Analysis.

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

     On March 6, 2001, the Company entered into a share exchange agreement with Diversified Product Investigations, Inc., a Florida corporation ("DPI"), and the individual holders of all of the outstanding capital stock of DPI (the "Holders") (the "Agreement"). Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of DPI in exchange for 10,332,420 shares of common stock of the Company. The reorganization is being accounted for as a reverse acquisition. In connection with the Agreement, Mr. Adams relinquished 14,200,000 shares of the common stock of the Company for cancellation.

     Also on March 6, 2001, the name of the Company was changed to Diversified Product Inspections, Inc.

     In March 2001, the Company filed a Registration Statement on Form S-8 to register its Employee/Consultant Stock Compensation Plan. In connection with such plan, 1,330,432 shares have been issued to the Company's employees and consultants. 69,568 shares have yet to be issued under the plan.

     In April 2001, the Company sold 450,000 shares of its restricted common stock to two (2) investors for a total of $150,000. Additionally, warrants to purchase an additional 375,000 shares at an exercise price of $1.00 per share were issued to the same two (2) investors. The term of the warrants is two (2) years. The warrants have certain cashless exercise provisions.

     In May 2001, Dean Madden, the Company's Chief Financial Officer and Director resigned. Mr. Madden did not resign due to a personal disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not provide the Company with a letter describing such disagreement nor request that the matter be disclosed.

     In July 2001, Steven Durland of Palm Beach, FL accepted the position of acting Chief Financial Officer and acting Director.

Financial Condition, Capital Resources and Liquidity

     At May 31, 2001, the Company had assets totaling $520,903 and liabilities of $318,531. During April 2001, the Company issued and sold an aggregate of 450,000 shares of Common Stock to residents of Canada and Spain for cash consideration totaling $150,000. No underwriter was employed in connection with the offering and sale of the shares. The Company claimed the exemption from registration in connection with each of the offerings provided under Section 3(b) of the Act and Rule 504 of Regulation D promulgated thereunder.

     The Company is seeking an additional investment of up to $1,000,000.

     The Company's working capital was $26,648 and $78,859 at May 31, 2001 and 2000, respectively.

     The ability of the Company to continue as a going concern is dependent upon the availability of obtaining additional capital and financing from such third parties and the ramp up of its new revenue streams.

Net Operating Losses

     The Company has net operating loss carryforwards of $1,293,512 , expiring $158,949, $590,519, 13,469, $52,419 and $478,156 at February 28, 2022, 2021,
2020, 2019 and 2018. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

     Revenues declined by $74,000 for the three months ended May 31, 2001 compared with the three months ended May 31, 20010, principally due to the efforts expended on developing a new revenue stream for the Company. Operating expenses increased $107,000 comparatively due to the efforts and resultant additional expenses of developing a new revenue stream for the Company. Net income (loss) changed from income of $19,000 to a loss of $159,000, or a change of $178,000, principally due to the efforts expended on and additional expenses incurred in developing a new revenue stream for the Company

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit
Number    Exhibit Name
--------  ---------------------

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

4.ii.1    Bylaws.(1)

10.1      Articles of Merger (Agreement and Plan of Merger  incorporated therein).(1)

10.2      Business Lease.(1)

10.3      Ernest Porter Employment Contract.(1)

10.4      Specimen Sample of Demand Promissory Notes made by the Registrant to Fred
          Keller.(1)
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed February 23, 1999.
(2) Incorporated herein by reference to the Company's Form 8-K filed with the SEC on March 6, 2001.

*        Filed Herewith

     (b) Reports on Form 8-K.

     On January 3, 2001, the Company filed a Form 8-K to reflect a change of control of the Company.

     On March 13, 2001, the Company filed a Form 8-K to reflect that certain Share Exchange Agreement with Diversified Product Inspections, Inc., a Florida corporation, and the individual holders of all of the outstanding capital stock of Diversified Product Inspections, Inc. The Company filed a Form 8-K/A on March 21, 2001 to provide financial statements and the pro forma financial information for Diversified Product Inspections, Inc.., a Florida corporation, as required by Item 7 of Form 8-K. The Company also changed its fiscal year end to December 31, to conform with the fiscal year end for its subsidiary.

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

                      Diversified Product Inspections, Inc.
                                  (Registrant)


Date: July 19, 2001      /s/ John Van Zyll
                         ------------------------------------------
                         John Van Zyll
                         President, Chief Executive Officer and Chairman

                         /s/ Marvin Stacy
                         ------------------------------------------
                         Marvin Stacy
                         Chief Operating Officer and Director

                         /s/ Ann Furlong
                         ------------------------------------------
                         Ann Furlong
                         Secretary and Director

                         /s/ Steve Durland
                         ------------------------------------------
                         Steve Durland
                         Acting Chief Financial Officer and Acting Director

                         /s/ Warren Wankelman
                         ------------------------------------------
                         Warren Wankelman
                         Director

                         /s/ Matt Walters
                         ------------------------------------------
                         Matt Walters
                         Director