Form 10QSB
period 2001-08-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2001-10-19
CIK 1079297

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

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

          Florida                                              65-0832025
--------------------------------                             ------------------
(State of other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)


                                  3 Main Street
                               Oak Ridge, TN 37830
                  --------------------------------------------
                    (Address of principal executive offices)


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

             Yes _X_    No ___

     As of August 31, 2001, there were 14,062,852 shares of common stock, $0.01 par value, issued and outstanding.





                          Index to Financial Statements



Condensed Consolidated Balance Sheets........................................F-2

Condensed Consolidated Statements of Operations..............................F-3

Condensed Consolidated Statements of Stockholders' Equity....................F-4

Condensed Consolidated Statements of Cash Flows..............................F-5

Notes to Condensed Consolidated Financial Statements.........................F-6

                      Diversified Product Inspections, Inc.

                      Condensed Consolidated Balance Sheets




                                                                      August 31       February 28
                                                                        2001              2001
                                                                     -------------   --------------
                                                                     (Unaudited)
Assets
Current assets:
Cash                                                                  $     51,780      $   154,573
Accounts receivable, net                                                   101,429          101,349
Refundable income taxes                                                      5,214            5,214
Prepaid expenses and other current assets                                    6,771            6,379
                                                                     -------------   --------------
Total current assets                                                       165,194          267,515

Property and equipment:
Equipment, furniture & fixtures                                            174,076          116,587
Vehicles                                                                    94,435           94,435
Leasehold improvements                                                      22,727           22,727
                                                                     -------------   --------------
                                                                           291,238          233,749

Less accumulated depreciation and amortization                            (81,267)         (49,957)
Net property and equipment                                                 209,971          183,792

Other assets                                                                 4,400            4,400
                                                                     --------------  --------------
Total assets                                                          $    379,565     $    455,707
                                                                     =============   ==============

Liabilities and stockholders' equity Current liabilities:
Line of credit                                                        $      73,092    $     73,092
Accounts payable and accrued expenses                                       110,544          69,772
Accrued salaries                                                             11,820          10,839
Current portion of long-term debt                                            16,221          15,717
Current portion of capital lease obligations                                 15,123          14,602
Other current liabilities                                                         -           4,634
Total current liabilities                                                   226,800         188,656
                                                                     --------------  --------------
Long-term debt, less current portion                                         47,096          54,489
Capital lease obligations, less current portion                               9,351          14,546
Total liabilities                                                           283,247         257,691
                                                                     --------------  --------------
Stockholders' equity:
Common stock, par value $0.01, authorized 50,000,000 shares
                                                                            140,628       9,712,601
Additional paid-in capital (excess of par value over amount paid-in)      1,355,256      (8,380,021)
Accumulated deficit                                                      (1,399,566)     (1,134,564)
                                                                     --------------  --------------
Total stockholders' equity                                                   96,318         198,016
                                                                     --------------  --------------
Total liabilities and stockholders' equity                            $     379,565     $   455,707
                                                                     ==============  ==============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

           Condensed Consolidated Statements of Operations (Unaudited)





                                               Three Months Ended                        Six Months Ended
                                          August 31          August 31             August 31           August 31
                                            2001                2000                  2001                2000
                                        --------------- - ----------------      ------------------ - ----------------
Revenues                                $       269,594   $        189,153      $         485,023    $       478,597

Operating expenses:
Salaries                                        158,000            156,321                316,220            275,878
Depreciation                                     17,922              6,712                 31,310             13,424
General and administrative                      196,114            355,595                396,476            494,631
                                        --------------- - ----------------      ------------------ - ----------------
Total operating expenses                        372,036            518,628                744,006            783,933
                                        --------------- - ----------------      ------------------ - ----------------

Operating loss                                 (102,442)          (329,475)              (258,983)          (305,336)

Other income (expense):
Other income                                      3,381                  -                  9,605                  -
Other expense                                         -                  -                 (2,554)                 -
Interest expense                                 (6,993)            (3,825)               (13,071)            (5,441)
                                        --------------- - ----------------      ------------------ - ----------------
Net other income (expense)                       (3,612)            (3,825)                (6,020)            (5,441)
                                        --------------- - ----------------      ------------------ - ----------------

Net loss before income tax                     (106,054)          (333,300)              (265,003)          (310,777)

Income tax benefit                                    -             49,995                      -             46,617
                                        --------------- - ----------------      ------------------ - ----------------
Net loss                                $      (106,054)  $       (283,305)     $         (265,003)   $      (264,160)
                                        =============== - ================      ================== - ================

Net loss per common share:
Basis                                            (0.01)             (0.02)                 (0.02)             (0.02)
Diluted                                          (0.01)             (0.02)                 (0.02)             (0.02)







     See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

      Condensed Consolidated Statements of Stockholders' Equity (Unaudited)




                                       Number of                                                        Total
                                        Shares                       Additional                    Stockholders'
                                      Issued and        Common        Paid-in      Accumulated         Equity
                                      Outstanding       Stock         Capital        Deficit        (Deficiency)
                                     -------------- - ---------- - ------------ - ------------- - --------------
Balance at March 1, 2000                  6,150,000    $  61,500   $          -   $    (282,497)    $   (220,997)
Shares contributed to company            10,000,000      100,000              -               -          100,000
Debt forgiveness                                  -            -        321,784               -          321,784
Net loss for year ended February
28, 2001                                          -            -              -        (108,787)        (108,787)
                                     -------------- - ---------- - ------------ - ------------- - --------------
Balance at February 28, 2001             16,150,000      161,500        321,784       (391,284)           92,000
Shares contributed to company           (14,200,000)    (142,000)        50,000              -           (92,000)
Reverse merger                           10,332,420      103,323        837,972       (743,279)          198,016
Shares issued for services                1,330,432       13,305                              -           13,305
Shares issued for cash                      450,000        4,500        145,500               -          150,000
Net loss for six months ended
August 31, 2001                                   -            -              -        (265,003)        (265,003)
                                     -------------- - ---------- - ------------ - ------------- - --------------
Balance at August 31, 2001               14,062,852     $140,628     $1,355,256    $ (1,399,566)    $     96,318
                                     ============== - ============ ============ - ============= - ==============





     See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                                            Six months ended
                                                                       August 31       August 31
                                                                         2001            2000
                                                                     -------------   -------------
Operating activities
Net loss                                                              $  (265,003)   $  (264,160)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                              31,310         13,424
Income tax benefit                                                              -        (46,617)
Stock issued for services                                                  13,305              -
Changes in operating assets and liabilities:
Accounts receivable                                                           (80)       (10,110)
Prepaid expenses and other assets                                            (392)             -
Accounts payable and accrued expenses                                      40,772          1,259
Accrued income taxes                                                            -          3,378
Accrued salaries                                                              981         94,727
Other current liabilities                                                 (4,634)              -
                                                                     ------------   ------------
Net cash used in operating activities                                    (183,741)      (208,099)

Investing activities
Purchases of property and equipment                                       (57,489)       (43,393)
Other assets                                                                    -         (4,400)
Deposit on real property                                                        -       (247,125)
                                                                     ------------   ------------
Net cash used in investing activities                                     (57,489)      (294,918)

Financing activities
Principal payments of long-term debt and capital lease obligation         (11,563)        (9,595)
Proceeds of long-term debt                                                      -         42,241
Proceeds from sale of common stock                                        150,000        440,660
                                                                     ------------   ------------
Net cash provided by financing activities                                 138,437        473,306
                                                                     ------------   ------------

Net decrease in cash                                                     (102,793)       (29,711)

Cash at beginning of period                                               154,573         53,335
                                                                     ------------   ------------
Cash at end of period                                                   $  51,780        $23,624
                                                                     ============   ============


Supplemental disclosure of cash flow information


Cash paid for interest during the period                                $  13,071    $    5,441
                                                                     ============    ==========


     See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Product Inspections, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Products Inspections, Inc. (the "Company"), formerly known as Fairfax Group, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ended February 28, 2002.

The condensed consolidated financial statements include the accounts of Diversified Product Inspections, Inc. and its wholly owned subsidiary, Diversified Product Investigations, Inc. ("Investigations"). Inter-company balances and transactions have been eliminated. The historical financial statements of Investigations have been presented for the period prior to the reverse merger discussed below. The reporting parent company operates on a fiscal year ending the last day in February and the subsidiary has a fiscal year ending December 31. Accordingly, the financial statements as presented are for the three- and six-months ended August 31, 2001 (parent) and June 30, 2001 (subsidiary), except the statement of stockholders' equity, which reflects the parent historical activity up to the date of the reverse merger, and the consolidated activity thereafter.

In March 2001, the Company, then named Fairfax Group, Inc., issued 10,332,420 shares of restricted common stock to acquire all of the issued and outstanding common stock of Investigations in a reverse merger which was accounted for as a recapitalization of Investigations. Immediately thereafter, Fairfax Group, Inc. changed its name to Diversified Product Inspections, Inc.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 2001.

2.   Company Stock Transactions

As part of the Company reorganization discussed in Note 1, in March 2001, the then new majority stockholder relinquished his 14,200,000 shares of common stock owned.

Additionally, during March 2001, the Company issued 1,330,432 shares of common stock valued at $13,205 to certain consultants of the Company via a Form S-8 Registration.

During April 2001, the Company issued 450,000 shares of common stock in exchange for $150,000 in cash. As part of this stock purchase agreement, the investor obtained stock warrants which allow for the purchase of 375,000 shares of common stock at an exercise price of $1 per share. These warrants expire in April 2003.

Diversified Product Inspections, Inc.

3.   Commitments and Contingencies

The Company currently leases its office and warehouse under an agreement classified as an operating lease. Under the terms of the lease agreement, the Company is obligated to purchase the office and warehouse if the Company receives $3,000,000 in proceeds from a private placement offering. The purchase price will range from between $1,450,000 and $1,607,640, depending on the year the purchase takes place. This purchase obligation expires on December 31, 2004.

4.   Loss Per Share Data

Basic loss per share assumes no dilution, and is computed by dividing loss available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted loss per share reflect, in periods which have a dilutive effect, the effect of common shares issuable upon exercise of stock warrants, based on the treasury stock method of computing such effects and contingent shares. Weighted average number of common shares outstanding were computed as if the reverse merger and all related stock transactions had taken place at the beginning of the earliest period presented.

The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

                                                   Three Months Ended                  Six Months Ended
                                               August 31         August 31        August 31          August 31
                                                 2001              2000             200 1              2000
                                             --------------   ---------------   ----------------  ---------------
Basic:
Net loss                                     $     (106,054)  $      (283,305)      $   (265,003)  $     (264,160)
Average shares outstanding                       14,062,852        13,612,852         13,687,852       13,612,852
                                             --------------   ---------------   ----------------  ---------------
Basic loss per share                                $ (0.01)          $ (0.02)            $(0.02)          $(0.02)
                                             ==============   ===============   ================  ===============

Diluted:
Net loss                                         $ (106,054)  $      (283,305)  $       (265,003)  $     (264,160)
Average diluted shares outstanding:
Average shares outstanding                       14,062,852        13,612,852         13,687,852       13,612,852
Net effect of dilutive stock warrants -
based on the treasury stock method                   62,370            12,499             62,370           12,499
                                             --------------   ---------------   ----------------  ---------------
Average diluted shares outstanding               14,125,222         3,625,351         13,750,222       13,625,331
                                             --------------   ---------------   ----------------  ---------------
Diluted loss per share                              $ (0.01)          $ (0.02)            $(0.02)          $(0.02)
                                             ==============   ===============   ================  ===============

Diversified Product Inspections, Inc.

5.   Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continuing losses, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must return to profitable operations and generate additional funds in order to continue as a going concern. The Company successfully raised capital during 2000 and 2001 to fund its operations and the Company anticipates raising additional capital during the remainder of 2001 through private placement offerings.

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

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     In April 2001, the Company sold 450,000 shares of its restricted common stock and issued warrants to purchase an additional 375,000 shares of its restricted common stock exercisable at a price of $1.00 per share to two (2) persons for a total of $150,000. The warrants have a cashless exercise provision. For such offering the Company relied upon the 506 Exemption. No state exemption was necessary, as both purchasers reside outside the United States.

     In July 2001, Stephen Durland of Palm Beach, FL accepted the position of acting Chief Financial Officer and acting Director.

Financial Condition, Capital Resources and Liquidity

     At  August  31,  2001,  the  Company  had  assets  totaling   $380,000  and
liabilities  of $283,000.

     The Company is seeking an additional investment of up to $1,000,000.

     The Company's working capital was [$62,000] and $79,000 at August 31, 2001 and 2000, respectively.

     The ability of the Company to continue as a going concern is dependent upon the availability of obtaining additional capital and financing from such third parties and the ramp up of its new revenue streams.

Net Operating Losses

     The Company has net operating loss carryforwards of $1,400,000, expiring $265,000, $591,000, 13,000, $52,000 and $478,000 at February 28, 2022, 2021,
2020, 2019 and 2018. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

     Revenues increased by $7,000 for the six (6) months ended August 31, 2001 compared with the six (6) months ended August 31, 2000, principally due to the efforts expended on developing a new revenue stream for the Company. Operating expenses decreased $40,000 comparatively due to a reduction in general and administrative expenses. Net loss increased $1,000.

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

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.                Description
----------------------------------------------------------------------

2.1      [2]      Share Exchange Agreement between with Diversified Product Inspections, Inc., a
                  Florida corporation filed with the SEC on March 6, 2001.

3.i.1    [1]      Articles of Incorporation and Amendment to Articles of Incorporation.

3.ii.1   [1]      Bylaws.

4.i.1    [1]      Articles of Incorporation and Amendment to Articles of Incorporation.

4.ii.1   [1]      Bylaws.

10.1     [1]      Articles of Merger (Agreement and Plan of Merger  incorporated therein).

10.2     [1]      Business Lease.

10.3     [1]      Ernest Porter Employment Contract.

10.4     [1]      Specimen Sample of Demand Promissory Notes made by the Registrant to Fred
                  Keller.

16.1     [3]      Letter on change of certifying accountant pursuant to Regulation SK Section
                  304(a)(3).

16.2     [4]      Letter on change of certifying accountant pursuant to Regulation SK Section
                  304(a)(3).
-----------------------------------

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed February 23, 1999.
[2] Incorporated herein by reference to the Company's Form 8-K filed with the SEC on March 6, 2001.

[3] Incorporated herein by reference to the Company's Current Report on Form 8-K filed July 16, 2001.
[4] Incorporated herein by reference to the Company's amended Current Report on Form 8-K filed October 10, 2001.
*    Filed herewith

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

     On May 14, 2001 the Company filed an 8-K/A to amend the Form 8-K filed on March 21, 2001 by the Company. The purpose of this amendment was to provided additional financial statements and the pro forma financial information for Diversified Product Inspections, Inc., a Florida corporation, as required by
Item 7 of Form 8-K and to reflect the May 19, 2001 changes by the Company's subsidiary ("SPI") of its name to Diversified Products Investigations, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Diversified Product Inspections, Inc.
                                  (Registrant)


Date: October 15, 2001       /s/ John Van Zyll
                             ------------------------------------------
                             John Van Zyll
                             President, Chief Executive Officer and Chairman

                             /s/ Marvin Stacy
                             ------------------------------------------
                             Marvin Stacy
                             Chief Operating Officer and Director

                             /s/ Ann Furlong
                             ------------------------------------------
                             Ann Furlong
                             Secretary and Director

                             /s/ Stephen Durland
                             ------------------------------------------
                             Stephen Durland
                             Acting Chief Financial Officer and Acting Director

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