Form 10QSB
period 2001-11-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2002-01-14
CIK 1079297

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

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

          Florida                                              65-0832025
---------------------------------                    --------------------------
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

                                            Yes _X_    No ___

         As of November 30, 2001, there were 14,112,852 shares of common stock, $0.01 par value, issued and outstanding.

                          Index to Financial Statements




Condensed Consolidated Balance Sheets.......................................F-2

Condensed Consolidated Statements of Operations.............................F-3

Condensed Consolidated Statements of Stockholders' Equity...................F-4

Condensed Consolidated Statements of Cash Flows.............................F-5

Notes to Condensed Consolidated Financial Statements........................F-6

                      Diversified Product Inspections, Inc.
                      Condensed Consolidated Balance Sheets


                                                                        November 30    February 28
                                                                            2001          2001
                                                                       -------------  -------------
                                                                        (Unaudited)
Assets
Cur rent assets:
Cash                                                                      $   53,774     $  154,573
Accounts receivable, net                                                     131,516        101,349
Refundable income taxes                                                        5,214          5,214
Prepaid expenses and other current assets                                      2,929          6,379
                                                                       -------------  -------------
Total current assets                                                         193,433        267,515

Property and equipment:
Equipment, furniture & fixtures                                              178,626        116,587
Vehicles                                                                      94,435         94,435
Leasehold improvements                                                        22,727         22,727
                                                                       -------------  -------------
                                                                             295,788        233,749
Less accumulated depreciation and amortization                              (98,368)       (49,957)
Net property and equipment                                                   197,420        183,792

Other assets                                                                   4,400          4,400
Total assets                                                             $   395,253    $   455,707
                                                                       =============  =============


Liabilities and stockholders' equity Current liabilities:
Line of credit                                                          $    73,092     $    73,092
Accounts payable and accrued expenses                                       159,652          69,772
Accrued salaries                                                             13,300          10,839
Current portion of long-term debt                                            16,165          15,717
Current portion of capital lease obligations                                 15,394          14,602
Other current liabilities                                                         -           4,634
Total current liabilities                                                   277,603         188,656

Long-term debt, less current portion                                         42,570          54,489
Capital lease obligations, less current portion                               2,897          14,546
Total liabilities                                                           323,070         257,691

Stockholders' equity:
Common stock, par value $0.01, authorized 50,000,000 shares
                                                                            141,628       9,712,601
Additional paid-in capital (excess of par value over amount paid-in)
                                                                          1,404,257     (8,380,021)
Accumulated deficit                                                     (1,473,702)     (1,134,564)
                                                                       ------------   -------------
Total stockholders' equity                                                   72,183         198,016
Total liabilities and stockholders' equity                               $  395,253      $  455,707
                                                                       ============   =============


See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.
           Condensed Consolidated Statements of Operations (Unaudited)





                                            Three Months Ended                   Nine Months Ended
                                                November 30                         November 30

                                           2001             2000             2001              2000
                                       ---------------   -------------   ---------------   ----------------
Revenues                                      $335,995        $274,638        $  821,018         $  753,235

Operating expenses:
Salaries                                       185,535         162,343           501,755            438,221
Depreciation                                    17,101           6,712            48,411             20,136
General and administrative                     200,835         300,694           597,311            720,325
Total operating expenses                       403,471         469,749         1,147,477          1,178,682
                                       ---------------   -------------   ---------------   ----------------

Operating loss                                (67,476)       (195,111)         (326,459)          (425,447)

Other income (expense):
Other income                                     1,348               -            10,953                  -
Other expense                                  (1,155)               -           (3,709)                  -
Interest expense                               (6,852)         (3,825)          (19,923)            (9,266)
Net other expense                              (6,659)         (3,825)          (12,679)            (9,266)
                                       ---------------   -------------   ---------------   ----------------

Net loss                                    $ (74,135)      $(198,936)        $(339,138)         $(434,713)
                                       ---------------   -------------   ---------------   ----------------


Basic net loss per common share                $(0.01)         $(0.01)           $(0.02)            $(0.03)
                                       ---------------   -------------   ---------------   ----------------














See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

      Condensed Consolidated Statements of Stockholders' Equity (Unaudited)



                                          Number of                                                              Total
                                            Shares                          Additional                       Stockholders'
                                          Issued and        Common           Paid-in        Accumulated         Equity
                                         Outstanding         Stock           Capital          Deficit        (Deficiency)
                                       ----------------  -------------   ----------------  ---------------  --------------
Balance at March 1, 2000                      6,150,000      $  61,500   $              -     $  (282,497)      $(220,997)
Shares contributed to company                10,000,000        100,000                  -                -         100,000
Debt forgiveness                                      -              -            321,784                -         321,784
Net loss for year ended February
28, 2001                                              -              -                  -        (108,787)       (108,787)
                                       ----------------  -------------   ----------------  ---------------  --------------
Balance at February 28, 2001                 16,150,000        161,500            321,784        (391,284)          92,000
Shares contributed to company              (14,200,000)      (142,000)             50,000                -        (92,000)
Reverse merger                               10,332,420        103,323            837,973        (743,280)         198,016
Shares issued for services                    1,330,432         13,305                  -                -          13,305
Shares issued for cash                          550,000          5,500            194,500                -         200,000
Net loss for nine months ended
November 30, 2001                                     -              -                  -        (339,138)       (339,138)
                                       ----------------  -------------   ----------------  ---------------  --------------
Balance at November 30, 2001                 14,162,852       $141,628         $1,404,257     $(1,473,702)      $   72,183
                                       ----------------  -------------   ----------------  ---------------  --------------





See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.
           Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                                         Nine months ended
                                                                            November 30

                                                                     2001               2000
                                                                   ---------------   ---------------
Operating activities
  Net loss                                                             $ (339,138)       $ (434,713)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                            48,411            20,136
   Stock issued for services                                                13,305                 -
   Changes in operating assets and liabilities:
   Accounts receivable                                                    (30,167)          (25,994)
   Prepaid expenses and other assets                                         3,450                 -
   Accounts payable and accrued expenses                                    89,880           174,034
   Accrued income taxes                                                          -             3,378
   Accrued salaries                                                          2,461            64,657
   Other current liabilities                                               (4,634)                 -
Net cash used in operating activities                                    (216,432)         (198,502)

Investing activities
   Purchases of property and equipment                                    (62,039)          (47,677)
   Other assets                                                                  -           (4,400)
   Deposit on real property                                                      -         (235,500)
                                                                   ---------------   ---------------
Net cash used in investing activities                                     (62,039)         (287,577)

Financing activities
   Principal payments of long-term debt and capital lease
   obligation                                                             (22,328)           (8,856)
   Proceeds of long-term debt                                                    -            45,599
   Proceeds from sale of common stock                                      200,000           458,910
Net cash provided by financing activities                                  177,672           495,653
                                                                   ---------------   ---------------

Net change in cash                                                       (100,799)             9,574

Cash at beginning of period                                                154,573            53,335
Cash at end of period                                                   $   53,774        $   62,909
                                                                   ===============   ===============

Supplemental disclosure of noncash activity


Rent payable added to deposit on real property                       $           -         $ 136,625
                                                                   ---------------   ---------------


See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.


Notes to Consolidated Condensed Financial Statements (Unaudited)



1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Products Inspections, Inc. (the "Company"), formerly known as Fairfax Group, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ended February 28, 2002.

The condensed consolidated financial statements include the accounts of Diversified Product Inspections, Inc. and its wholly owned subsidiary, Diversified Product Investigations, Inc. ("Investigations"). Inter-company balances and transactions have been eliminated. The historical financial statements of Investigations have been presented for the period prior to the reverse merger discussed below. The reporting parent company operates on a fiscal year ending the last day in February and the subsidiary has a fiscal year ending December 31. Accordingly, the financial statements as presented are for the three- and nine-months ended November 30, 2001 (parent) and September 30, 2001 (subsidiary), except the statement of stockholders' equity, which reflects the parent historical activity up to the date of the reverse merger, and the consolidated activity thereafter.

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

                      Diversified Product Inspections, Inc.

2.   Company Stock Transactions (continued)

During September and October 2001, the Company issued an additional 100,000 shares of common stock in exchange for $50,000 in cash. As part of this stock purchase agreement, the investor obtained stock warrants which allow for the purchase of 50,000 shares of common stock at an exercise price of $0.50 per share. These warrants expire in September 2004.

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

4.   Loss Per Share Data

Basic loss per share assumes no dilution, and is computed by dividing loss available to common stockholders by the weighted average number of common stock outstanding during each period. As the exercise price of the outstanding stock warrants is equal to or greater than the latest market price of $0.50 per share, the warrants have an antidilutive effect. Accordingly, there is no diluted loss per share. Weighted average number of common shares outstanding were computed as if the reverse merger and all related stock transactions had taken place at the beginning of the earliest period presented.

The following table sets forth the computation of basic loss per share for the periods indicated:

                                      Three Months Ended                   Nine Months Ended
                                          November 30                         November 30

                                     2001              2000              2001               2000
                              ------------------ -----------------   --------------- ------------------
Net loss                      $   (74,135)       $   (198,936)       $  (339,138)    $    (434,713)
Average shares outstanding     14,125,357          13,612,852         13,997,854        13,612,852
Basic loss per share          $        (0.01)    $         (0.01)    $        (0.02) $          (0.03)
                              ------------------ -----------------   --------------- ------------------

5.   Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continuing losses, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must achieve profitable operations and generate additional funds in order to continue as a going concern. The Company successfully raised capital during 2000 and 2001 to fund its operations and the Company anticipates raising additional capital during the remainder of fiscal year 2002 through private placement offerings.

Item 2. Management's Discussion and Analysis of Results of Operations

Introduction

     This Quarterly Report on Form 10-QSB should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

About the Company

     Diversified Product Inspections, Inc. (the "Company" or "DPI") was incorporated in the State of Florida on April 23, 1998 under the name of Fairfax Group, Inc.("Fairfax Group"). Fairfax Group was a wholly owned subsidiary of Fairfax Group, Inc., a Nevada corporation ("Fairfax Nevada"). On September 8, 1998, Fairfax Group became the successor corporation in a merger with Fairfax Nevada. On March 5, 2001, we changed our name to Diversified Product Inspections, Inc. On March 6, 2001, we entered into a Share Exchange Agreement with Diversified Product Investigations, Inc. ("Investigations"), a Florida corporation formed on September 20, 1991, and its shareholders, whereby Investigations became a wholly owned subsidiary of the Company. The Company, and its subsidiary, Investigations, are qualified to do business in the State of Tennessee.

     Our Common Stock is quoted on the OTC Bulletin Board under the symbol "DPRI". We maintain our executive offices at 3 Main Street, Oak Ridge, TN 37830. Our telephone number is (865) 482-8480 and our facsimile number is (865) 482-8477. We maintain a web page at http://www.dpi-inc.com.

     Fairfax Group initially was formed as a "shell" company that conducted virtually no business operations other than its efforts to seek merger partners and acquisition candidates with operating or development stage businesses. In February 1999, we elected to register our Common Stock under the Securities Act of 1934, as amended, so that we could become a fully reporting company.

     When we bought the shares in Investigations, we acquired an existing business that specializes in conducting investigations and laboratory analysis of a wide variety of products to determine the "cause and origin" of product failures. Our primary customers are insurance companies that are interested in subrogating claims to recover losses. Subrogation is a legal principle that allows the insurer, to the extent it has paid for a loss, to receive the policyholder's right to recover from any third party that was the cause of the loss.

     We currently provide investigative services for over 2,400 insurance adjusters in more than 40 states. We employ six (6) state-licensed Private Investigators who are trained as "Cause and Origin" investigators and six (6) laboratory technicians. Also, we offer pre-failure evaluations of structures, building materials and appliances.

     Since 1994, we have been concentrating almost exclusively on defective product investigations and we have accumulated a database of known defective products. Our current database has key identifiers for over 300,000 products, a library of over 100,000 photographs and documentation and hundreds of videos. Generally, we conduct an on-site forensic investigation to identify the products and materials involved in a claim loss and to determine the cause of the failure. For smaller items, we provide insurance adjusters with evidence collection kits and have the items shipped to our laboratories for testing. Also, we provide in-depth indoor air quality analysis to determine airborne contaminants that may be the causes of "sick" buildings.

     A crucial element of a subrogation claim is the maintenance of "chain of custody" of the defective item. We maintain secure facilities and our personnel are trained in procedures for the proper handling, storing and cataloging of the evidence so that it is available at time of trial. In addition, we provide our investigators are available to provide expert testimony in their field.

     We market our product by sponsoring seminars for major insurance companies and through our website. Our website provides information for consumers, the insurance industry and manufacturers.

     In addition to our industry services, for the consumer, we provide a service called HomeCheckSafety.com. This is a way for the consumer to identify and remove recalled products in their home. When a consumer registers, items that are entered are monitored continuously. If at any time one or all of these items are recalled, the consumer is notified immediately. Some consumers will have the added benefit of qualifying for a reduction in their homeowner rates as several major insurance companies are evaluating our service for future implementation.

     Also, we publish a monthly newsletter that appears on our website. Each newsletter features a particular hazard or defective product reports official product recall notices.

     Below are samples of some of the actual cases in which our investigations enabled the client be successful in their subrogation claim.

* Masonite Siding Class Action lawsuit. DPI was a key expert witness in this lawsuit. DPI investigated and took samples from over 2,000 homes in 20 states. The lawsuit covered 13.9 million homes in the United States and resulted in a $4.3 billion class action settlement. (1995)

* Louisiana Pacific Class Action lawsuit regarding defective siding. DPI inspected 2,000 homes in 19 states. It was the defense's contention that the siding could not be positively identified once installed. DPI developed a method of positively identifying the product through visual inspection and demonstrated this during deposition. The result was a $750,000 class action settlement. (1997)

* Defective Battery Charger. A battery charger in California caused a fire in a strip mall causing heavy damage. DPI was able to positively identify the origin, cause and manufacturer. Reliance Insurance was able to subrogate a $1,000,000 claim.

* Ply-Gen (Hoover) vs. Pulte Home. Defective siding was installed on over 13,000 homes in Florida. DPI's investigations and lab analysis resulted in a $23.3 million settlement to the homeowners. (1997)

* GE Dishwasher. A GE dishwasher caused $80,000 in flood damage in a Heathrow, Florida home. This was an ongoing problem with this particular model that DPI reported to the manufacturer 3 years prior to the damage. GE sent their own technicians to the home to determine the cause of the problem. DPI was finally called in and showed GE the cause - an insecure float mechanism; and a remedy - installation of a small stainless steel clip to hold the float mechanism in place. GE has since incorporated this fix in future models. The insurance company was able to successfully subrogate the claim.

* Auto accident in Orlando. Driver stated that she had applied brakes, but that they did not work. An independent mechanic inspected the brake system and reported that it was properly functioning and that the driver was at fault. The insurance company hired DPI to inspect the brakes. DPI's lab was able to determine that the brake pad material had non-uniform wear characteristics that resulted in high and low spots. The braking friction of the pads was only 30% of their design specifications. The insurance company successfully subrogated the claim. The driver was found to be "not at fault", thus saving her from points on her license and an increase in her insurance premium. In addition, she was refunded her deductible.

* Lamborghini Automobile in Orlando that burned because of a failure of the rubber fuel lines. DPI's laboratory was able to determine that the rubber fuel lines were not defective. The owner had installed a high-pressure fuel pump that delivered a hydraulic pressure in excess of the fuel line manufacturer's recommendations. It was determined that the owner was at fault.

* Home is Kissimmee, Florida that was being consumed by mold. The builder and several engineering firms had been unable to determine the cause. Upon inspecting the home, DPI determined that there was a hidden water leak in the walls. The builder insisted that this was impossible, as the water to the home was turned off at the main. DPI technicians quickly located the leak using ultrasonic equipment. The plumbing contractor had installed an unused icemaker line on the city side of the meter. This line was slightly pierced by a nail during drywall installation, causing saturation inside the walls and the mold growth throughout the home. It was determined that the plumbing contractor was at fault.

* Chevy Silverado burns in Orlando. DPI was able to determine that the cause and origin was a defect in the design of the dipstick for the transmission. The dipstick would eject under pressure, allowing transmission fluid to spray on the exhaust and cause fires. The insurance company was able to successfully subrogate the claim and GM has since corrected the problem.

Recent Corporate Developments

     We have been seeking debt or equity financing in order to expand our headquarters and laboratory and storage facilities.

     In September and October 2001, the Company was advanced $50,000 in anticipation of the completion of an agreement to lend up to $500,000 in installment notes that may be converted into the Company's Common Stock. The Company is in the process of finalizing for execution a Term Sheet relative to these advances under which it will complete a Loan Agreement with Kiss

Investment Ltd, a Belize corporation ("Lender"). Under the proposed Loan Agreement, Lender will make loans to the Company of up to $500,000, which amount includes the $50,000 Lender advanced in September and October 2001 and the balance of which will be advanced in installments of $50,000 each month after the effective date of a registration statement, each of which installment, including the initial advance, will be evidenced by a convertible promissory note due on or before November 2004 (the "Loan Commitment"). However, funding of each installment will only be available if the Company's Common Stock is at or above $0.75 per share based on an average daily bid price of such stock for 20 days prior to the funding.

     Under the proposed Loan Commitment, when executed, the Company will grant the Lender a warrant to purchase up to 100,000 shares of its Common Stock at a price of $0.25 per share exercisable on or before November 14, 2006 (the "Warrant").

     The parties are in the process of completing the documentation for this Loan Commitment including the form of the Convertible Notes, the form of the Warrant, a Registration Rights Agreement and a Lock Up Agreement to be executed by certain principals of the Company. The Company agreed to pay Lake Shore Capital, a foreign broker dealer, a commission equal to 10% of the funds received from the Lender.

     Under the terms of the Loan Commitment, each installment will be supported by a convertible promissory note that will contain anti-dilution provisions which allow for an adjustment to the number of shares when certain enumerated events occur. Each of the convertible promissory notes are to bear interest at 10% per annum, payable in Common Stock or cash as the option of the Lender, run for a term of ending no later than November 2004 and are to be convertible at the fixed rate of the greater of (a) $0.50 per share or (b) at a price per share equal to 70% of the closing price of the Borrower's Common Stock on the day prior to the Conversion Notice, as such term is defined in the Note, as quoted on the OTC-BB or other applicable quotation medium. The documents require the Company to grant Lender registration rights and it will be obligated to file a registration statement within one hundred and eighty days (180) days of the agreement. The registration statement will cover all of the shares issued on the first installment, all of the shares into which the convertible promissory notes may be converted and the shares underlying the Warrant.

     Under the terms of the Registration Rights Agreement as drafted, the Company must pay all of the registration expenses incurred in connection with the registration of the shares and the reasonable fees and expenses of one (1) counsel for the Selling Shareholders, except that Lender is to pay all selling commissions, underwriting discounts and disbursements, transfer taxes and fees and expenses of separate counsel applicable to their sale of our Common Stock to be issued pursuant to the agreements underlying the Loan Commitment. The agreements will provide that the Company must keep current and effective the registration statement covering the shares for the greater of (i) a period of at least four (4) years from the closing date and (ii) a period of at least ninety
(90) days after all of the notes have been converted or paid and all the warrants have been exercised or have expired.

     The issuance of these securities was made and those to be issued under the Loan Commitment will be made in reliance upon Regulation D, Rule 506 of the Securities Act of 1933, as amended (the "Act"). Such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and
(vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

     Prior to the Loan Commitment, neither Lender nor any of its officers, directors or principal shareholders has held any position or office in DPI nor have any of them had a material relationship with us or any of our affiliates within the past three (3) years.

     The funds from Loan Commitment will be used to fund working capitial, equipment and general and adminstrative expenses.

Discussion and Analysis

Results of Operations for the Three and Nine Months Ended November 30, 2001 and 2000

Overview

     From its inception, the Company has incurred losses from operations. As of November 30, 2001, the Company had cumulative net losses totaling approximately $1,473,702. Since acquiring the shares of Investigations, the company has focused on conducting investigations and laboratory analysis of a wide variety of products to determine the "cause and origin" of product failures.

Financial Position

     As of November 30, 2001, the Company had working capital of ($134,170), as compared to working capital of $78,859 at February 28, 2001. This decrease is primarily due to increased cash used in operations and the loan advances.

Revenues

     For the three months ended November 30, 2001 and 2000, the Company had total revenues of $335,995 and $274,638 respectively.

     For the nine months ended November 30, 2001 and 2000, the Company had total revenues of $821,018 and $753,235 respectively.

     All revenues were derived from investigations and laboratory analysis work related to determining the cause and origin of product failures.

Selling, General, and Administrative Expenses

     For the three months ended November 30, 2001, operating expenses decreased by $66,278 or approximately 14.1% from $469,749 for the three months ended November 30, 2000. This decrease is primarily related to reduced general and adminstrative expenses.

     For the nine months ended November 30, 2001, operating expenses decreased by $31,205 or approximately 2.6% from $1,178,682 for the nine months ended November 30, 2000. This decrease is primarily related to reduced general and adminstrative expenses.

Liquidity and Capital Resources

     The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the independent auditors' report for the fiscal year ended February 28, 2001.

     The Company's operations have been funded primarily from cash flow of approximately $150,000 derived from the issuance of its Common Stock for cash. This allowed the Company to continue its operations.

     In the short term and until the Loan Commitment is available for use, to fund operations through the balance of fiscal 2001, the Company will seek additional funds from its shareholders, from additional third party financing or seek third party debt or equity financing other than those planned by the current agreements. Additionally, the Company anticipates that revenues will continue to be generated from the investigative and analysis services it provides and that such revenues will help to fund the current level of operations. Provided that revenues continue and/or additional funding is secured, the Company believes that it can meet its capital needs through the balance of the current calendar year. There can be no assurance that the Company will be successful in these efforts.

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

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.                Description
----------------------------------------------------------------------

2.1      [2]      Share Exchange Agreement between with Diversified Product Inspections, Inc., a
                  Florida corporation filed with the SEC on March 6, 2001.

3.i.1    [1]      Articles of Incorporation

3.i.2    [1]      Amendment to Articles of Incorporation.

3.ii     [1]      Bylaws.

4.1      [1]      Articles of Incorporation (incorporated by reference to 3.i.1)

4.2      [1]      Amendment to Articles of Incorporation (incorporated by reference to 3.i.2).

4.3      [1]      Bylaws (incorporated by reference to 3.ii)

5.1      [3]      Opinion of Mintmire & Associates

10.1     [1]      Articles of Merger (Agreement and Plan of Merger  incorporated therein).

10.2     [1]      Business Lease.

10.3     [1]      Ernest Porter Employment Contract.

10.4     [1]      Specimen Sample of Demand Promissory Notes made by the Registrant to Fred
                  Keller.

10.35    [3]      Diversified Product  Inspections,  Inc. Year 2001  Employee/Consultant
                  Stock Compensation Plan.

16.1     [4]      Letter on change of certifying accountant pursuant to Regulation SK Section
                  304(a)(3).

16.2     [5]      Letter on change of certifying accountant pursuant to Regulation SK Section
                  304(a)(3)

23.1     [3]      Consent of Michaelson & Co., P.A.

23.2     [3]      Consent of Mintmire & Associates  (contained  in the opinion  filed as
                  Exhibit 5.1)
-----------------------------------

[1] Previously filed on February 23, 1999 with the Company's Registration Statement on Form 10-SB.

[2] Previously filed on March 6, 2001 with the Company's Current Report on Form 8-K.
[3]  Previously filed on March 6, 2001 with the Company's Form S-8.
[4] Previously filed on July 16, 2001 with the Company's Current Report on Form 8-K.
[5] Previously filed on October 10, 2001 with the Company's Current Report on Form 8-K/A.

*    Filed herewith


(b)      Reports on Form 8-K.

     During the period, the Company did not file any reports on Form 8-K

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Diversified Product Inspections, Inc.
                                  (Registrant)


Date: January 14, 2002     /s/ John Van Zyll
                           ------------------------------------------
                           John Van Zyll
                           President, Chief Executive Officer and Chairman

                           /s/ Stephen Durland
                           ------------------------------------------
                           Stephen Durland
                           Acting Chief Financial Officer and Acting Director