Form 10KSB
period 2002-02-28
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2002-05-30
CIK 1079297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  February 28, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

Commission file Number 0-25429

                      DIVERSIFIED PRODUCT INSPECTIONS, INC.
                   -------------------------------------------
                 (Name of small business issuer in its charter)

           Florida                                             65-0877741
------------------------------------                        -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

3 Main  Street, Oak Ridge, TN                                  37830
-------------------------------------                       ------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (865) 482-8480

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes  X        No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [X ]

     State issuer's revenues for its most recent fiscal year..........$1,180,695

     The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of May 24, 2002, was approximately $1,025,492.

     As of May 24, 2002, there were 14,112,852 shares of common stock, $0.01 par value, issued and outstanding.

Transmittal Small Business Disclosure Format (check one)   Yes         No   X
                                                               ---         ---

                                     PART I

Item 1. Description of Business


  This  report  includes  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.


(a) Corporate Background

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

     On July 11, 1995, Mr. Fred Keller, an individual, made his initial purchase of an aggregate of 1,800,000 shares from an aggregate of twelve Fairfax Nevada shareholders and, as a result, became the only affiliate shareholder out of the approximately 500 shareholders of Fairfax Nevada. In September 1995, Fred Keller, Trustee, Keller Trust, assigned certain judgments (the "Judgments") to Fairfax Nevada in Exchange for 4,000,000 shares of Fairfax Nevada valued at $100,000 or $0.025 per share issued to Fred Keller, an individual. Fairfax Nevada never successfully collected on the Judgments, and on February 24, 1998, Fairfax Nevada reassigned the Judgments to Fred Keller in exchange for $1,000 cash and Fred Keller making a $1,000 loan to Fairfax Nevada.

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

     On March 6, 2001, Fairfax Group, Inc., the Florida corporation, and Diversified Product Investigations, Inc., a Florida corporation, and the individual holders of the outstanding capital stock of Diversified Product Investigations, Inc. (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share Exchange Agreement ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered all issued and outstanding shares of common stock of Diversified Product Investigations, Inc. in exchange for 10,332,420 Shares of common stock of Fairfax Group, Inc., the Florida Corporation. The reorganization was accounted for as a reverse acquisition.

     Simultaneously with the closing of the Reorganization, the then officer and director of the Company tendered his resignation in accordance with the terms of the Agreement. John Van Zyll, Ann M. Furlong, Marvin Stacy, Dean Madden and David Dowell were elected to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed John Van Zyll as Chairman of the Board, President and Chief Executive Officer; Ann M. Furlong as Secretary; Dean Madden as Chief Financial Officer and Treasurer; and Marvin Stacy as Chief Operating Officer of the Company. The Company also announced approval of the amendment of its Articles of Incorporation in order to change the name of the Company from Fairfax Group, Inc. to Diversified Product Inspections, Inc.

Business

Our Company

     We specialize in conducting investigations and laboratory analysis of a wide variety of products to determine the cause and origin of product failures. Our primary customers consist of national insurance companies that are interested in subrogating claims to recover losses. Subrogation is a legal principle, which provides that, to the extent an insurer has paid for a loss, the insurer receives the policyholder's right to recover from any third party that caused the loss. We have accumulated a large database of known defective products that includes photos and other documentation that are used in their investigations. Additionally, we provide for the storage of evidence and derive revenues from the secure storage of materials.

     We currently provide investigative services for over 2,000 insurance adjusters in more than 40 states. We employ six (6) state-licensed Private Investigators who are trained as "Cause and Origin" investigators and six (6) laboratory technicians. Also, we offer pre-failure evaluations of structures, building materials and appliances.

     Since 1994, we have been concentrating almost exclusively on defective product investigations and we have accumulated a database of known defective products. Our current database has key identifiers for over 300,000 products, a library of over 200,000 photographs and documentation and hundreds of videos. Generally, we conduct an on-site forensic investigation to identify the products and materials involved in a claim loss and to determine the cause of the failure. For smaller items, we provide insurance adjusters with evidence collection kits and have the items shipped to our laboratories for testing. Also, we provide in-depth indoor air quality analysis to determine airborne contaminants that may be the causes of "sick" buildings.

     A crucial element of a subrogation claim is the maintenance of "chain of custody" of the defective item. We maintain secure facilities and our personnel are trained in procedures for the proper handling, storing and cataloging of the evidence so that it is available at time of trial.

Marketing

     We market our product by sponsoring seminars for major insurance companies and through our website located at dpi-inc.com. Our website provides information for consumers, the insurance industry and manufacturers.

     In addition to our industry services, for the consumer, we provide a service called HomeCheckSafety.com. This is a way for the consumer to identify and remove recalled products from their home. When a consumer registers, items that are entered are monitored continuously. If at any time one or all of these items are recalled, the consumer is notified. Some consumers will have the added benefit of qualifying for a reduction in their homeowner rates as several major insurance companies are evaluating our service for future implementation.

     Also, we publish a monthly newsletter that appears on our website. Each newsletter features a particular hazard or defective product reports or official product recall notices.

Subrogation Claims

     Below are samples of some of the actual cases in which our investigations enabled the client be successful in their subrogation claim.

* Masonite Siding Class Action lawsuit. We were a key expert witness in this lawsuit. We investigated and took samples from over 2,000 homes in 20 states. The lawsuit covered 13.9 million homes in the United States and resulted in a $4.3 billion class action settlement. (1995)

* Louisiana Pacific Class Action lawsuit regarding defective siding. We inspected 2,000 homes in 19 states. It was the defense's contention that the siding could not be positively identified once installed. We developed a method of positively identifying the product through visual inspection and demonstrated this during deposition. The result was a $750,000 class action settlement. (1997)

* Defective Battery Charger. A battery charger in California caused a fire in a strip mall causing heavy damage. We were able to positively identify the origin, cause and manufacturer. Reliance Insurance was able to subrogate a $1,000,000 claim.

* Ply-Gen (Hoover) vs. Pulte Home. Defective siding was installed on over 13,000 homes in Florida. Our investigations and lab analysis resulted in a $23.3 million settlement to the homeowners. (1997)

* GE Dishwasher. A GE dishwasher caused $80,000 in flood damage in a Heathrow, Florida home. This was an ongoing problem with this particular model that we reported to the manufacturer 3 years prior to the damage. GE sent their own technicians to the home to determine the cause of the problem. We were finally called in and showed GE the cause - an insecure float mechanism; and a remedy - installation of a small stainless steel clip to hold the float mechanism in place. GE has since incorporated this fix in future models. The insurance company was able to successfully subrogate the claim.

* Auto accident in Orlando. Driver stated that she had applied brakes, but that they did not work. An independent mechanic inspected the brake system and reported that it was properly functioning and that the driver was at fault. The insurance company hired DPI to inspect the brakes. Our lab was able to determine that the brake pad material had non-uniform wear characteristics that resulted in high and low spots. The braking friction of the pads was only 30% of their design specifications. The insurance company successfully subrogated the claim. The driver was found to be "not at fault", thus saving her from points on her license and an increase in her insurance premium. In addition, she was refunded her deductible.

* Lamborghini Automobile in Orlando that burned because of a failure of the rubber fuel lines. Our laboratory was able to determine that the rubber fuel lines were not defective. The owner had installed a high-pressure fuel pump that delivered a hydraulic pressure in excess of the fuel line manufacturer's recommendations. It was determined that the owner was at fault.

* Home is Kissimmee, Florida that was being consumed by mold. The builder and several engineering firms had been unable to determine the cause. Upon inspecting the home, we determined that there was a hidden water leak in the walls. The builder insisted that this was impossible, as the water to the home was turned off at the main. Our technicians quickly located the leak using ultrasonic equipment. The plumbing contractor had installed an unused icemaker line on the city side of the meter. This line was slightly pierced by a nail during drywall installation, causing saturation inside the walls and the mold growth throughout the home. It was determined that the plumbing contractor was at fault.

* Chevy Silverado burns in Orlando. We were able to determine that the cause and origin was a defect in the design of the dipstick for the transmission. The dipstick would eject under pressure, allowing transmission fluid to spray on the exhaust and cause fires. The insurance company was able to successfully subrogate the claim and GM has since corrected the problem.

Intellectual Property

     We currently hold a federal trademark registration from the United States Patent and Trademark Office (Reg. No:2206610) for our Diversified Products Inspections, Inc. logo. We also maintain a registered domain name for our Internet Web site located at http://www.dpi-inc.com and http://www.homechecksafety.com.

Employees

     As of May 25, 2002, we have approximately twenty-five full time employees and four part time employees. We have never experienced a work stoppage and we believe that our employee relations are good. Our success depends to a large extent upon the continued services of our key managerial employees and investigators. The loss of such personnel could have a material adverse effect on our business and our results of operations.

Transfer  agent

     Our transfer agent is Interwest Transfer Co., 1981 East 4800 South, Salt Lake City, Utah 84117.

Recent Events

     On February 14, 2002, we entered into a joint venture agreement with Internet Marketing Consortium ("IMC"), a company located in Pennsylvania. IMC is a multimedia marketing and network company and maintains a consortium of internet companies. Pursuant to the terms of the joint venture agreement, we and IMC agreed to share equally in a new venture to be named IMC-HC of which Beryl Wolk and John Van Zyll will serve as its directors. We intend to utilize the joint venture to market our services and products through IMC's network of internet members which Internet web sites will present our information and may create a co-branded series of pages or Internet banners. On April 1, 2002 we forwarded our letter of termination notice to IMC stating our decision that we will not move forward with the joint venture and no joint venture entity was ever formed.

    In April 2002, we entered into a subscription agreement with an investor to sell up to $300,000 of our 6% convertible debentures. Under the terms of the agreement, the investor is obligated to purchase three separate $100,000 principal amount debentures, subject to the our satisfying certain conditions described in the agreement. In connection with the sale of the debentures, we agreed to issue warrants to purchase 462,963 shares of our common stock at an exercise price of $.2376 per share. The warrants will be exercisable for four years from the date the debenture is funded. During April 2002, the Company issued its first $100,000 debenture under this agreement which debenture matures in April 2005 and is secured by 4,000,000 shares of common stock of the Company currently owned by our majority stockholders.

     Also, during April 2002, we entered into an equity line of credit investment agreement with the investor which obligates the investor to purchase up to $3,000,000 of our common stock at a price of 85% of the average trading price, subject to our fulfillment of certain terms and conditions contained in the equity line of credit investment agreement. In connection with our equity line of credit, we agreed to issue the investor a warrant to purchase 1,388,889 shares of our common stock exercisable at $.2376 per share. We are not able to put shares to the investor pursuant to our equity line of credit until we have filed a registration statement with the Commission that has been declared effective. We have not yet filed a registration statement on Form SB-2.


RISK FACTORS
------------

         An investment in our common stock is speculative in nature and involves a high degree of risk. You should carefully consider the following risks and the other information contained in this report. The price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You also should refer to the other information included in this report, including the financial statements and related notes thereto. In addition, the risks described below are not the only ones facing us. We have described only the risks we consider material. However, there may be additional risks that we view as not material or of which we are not presently aware.

         If any of the events described below were to occur, our business, prospects, financial condition or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects.

Special  note  regarding  forward-looking  statements

         This report may contain certain forward-looking statements and information relating to us that are based on beliefs and its principals as well as assumptions made by and information currently available to them. These statements include, among other things, the discussions of our business strategy and expectations concerning our market position, future operations, expansion opportunities, and profitability. When used in these documents, the words "anticipate," "feel," "believe," "estimate," "expect," "plan," and "intend" and similar expressions, as they relate to us or our principals, are intended to identify forward-looking statements. Such statements reflect the current view of respecting future events and are subject to certain risks, uncertainties, and assumptions, including the meaningful and important risks and uncertainties noted, particularly those related to our operations, results of operations, and growth strategy, liquidity, competitive factors and pricing pressures, changes in legal and regulatory requirements, general economic conditions, and other factors described in this report.


We Had a Net loss for the Year Ended February 28, 2002 of $438,914. We Expect Losses To Continue In The Future And There Is A Risk We May Never Become Profitable.

     We had a net loss of $438,914 for the year ended February 28, 2002. We incurred net losses of $590,519 for the fiscal year ended December 31, 2000. Our future operations may not be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to promote our services via seminars. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.


We Will Need To Raise Additional Funds In The Future For Our Operations And If We Are Unable To Secure Such Financing, We May Not Be Able To Support Our Operations.

     Future events, including the problems, delays, expenses and difficulties frequently encountered by companies, may lead to cost increases that could make our funds, if any, insufficient to support our operations. We may seek additional capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. We could suffer adverse consequences if we are unable to obtain additional capital when needed.

The Events Of September 11th Have Resulted In Increased Uncertainty Regarding The Economic Outlook.

     The terrorist attacks on September 11, 2001 have resulted in increased uncertainty regarding the economic outlook. It is not possible at this time to project the economic impact of these events, although past experience suggests there may be a loss in consumer and business confidence and a reduction in the rate of economic growth or an economic recession. With the U.S. economy already on the edge of recession before the attacks, any further deterioration in either the U.S. or international economies would adversely affect our financial condition and results of operations.

The  Loss  Of  Our  Key  Employees  May  Adversely Affect Our Growth Objectives.

     Our success in achieving our growth objectives depends upon the efforts of our top management team including the efforts of Messrs John Van Zyll, Marvin Stacy and Ms.Ann M. Furlong. The loss of the services of any of these individuals may have a material adverse effect on our business, financial condition and results of operations. We do not have employment agreements with Messrs. Zyll, Stacy or Ms Furlong. We can give no assurance that we will be able to maintain and achieve our growth objectives should we lose one or all of these individuals' services.

Our Current And Potential Competitors, Some Of Whom Have Greater Resources And Experience Than We Do, May Develop Products And Technologies That May Cause Demand For, And The Prices Of, Our Products To Decline.

     The product investigation industry in regards to subrogation for product failure is a new and growing market. While there may be several companies that offer fire or product investigations which have achieved substantially greater market share than we have, and have longer operating histories, have larger customer bases, have substantially greater financial, development and marketing resources than we do, to our knowledge there are few, if any, companies that offer a full scope of service that is tailored to the insurance industry. Our service includes fire investigation, product failure analysis, engineering and air & mold contamination investigations. Existing or future competitors may develop or offer products that are comparable or superior to ours at a lower price, which could adversely harm our business, results of operations and financial condition.

We May, In The Future, Issue Additional Shares Of Our Common Stock Which Would Reduce Investors Percent Of Ownership And May Dilute Our Share Value.

     Our certificate of incorporation authorizes the issuance of 50,000,000 shares of common stock, par value $.01 per share. Our certificate of incorporation does not authorize us to issue shares of preferred stock. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Shares Of Our Total Outstanding Shares That Are Restricted From Immediate Resale But May Be Sold Into The Market In The Future Could Cause The Market Price Of Our Common Stock To Drop Significantly, Even If Our Business Is Doing Well.

     As of May 24, 2002, we had 14,112,852 shares of our common stock issued and outstanding. Of such shares, 10,832,420 shares of common stock were restricted and 3,280,432 shares were free trading. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

     There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.


Since We Have Not Paid Any Dividends On Our Common Stock And Do Not Intend To Do So In The Foreseeable Future, A Purchaser Of Our Common Stock Will Only Realize An Economic Gain On His Or Her Investment From An Appreciation, If Any, In The Market Price Of Our Common Stock.

         We have never paid, and have no intentions in the foreseeable future to pay, any cash dividends on our common stock. Therefore an investor in our common stock, in all likelihood, will only realize a profit on his investment if the market price of our common stock increases in value.

The Application Of The "Penny Stock Regulation" Could Adversely Affect The Market Price Of Our Common Stock

         Our securities may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. We can give no assurance that the price of our securities will reach or maintain such a level.

There is Uncertainty As To Our Continuation As A Going Concern.

     Our audited financial statements for the fiscal year ended February 28, 2002, reflect a net loss of $428,914. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs.

Our 6% debentures are convertible by the debenture holders into shares of our common stock at any time. As such, purchasers of our common stock could experience substantial dilution of their investment upon conversion of such securities.

     Our 6% convertible debentures are convertible into such number of shares of common stock equal to the lesser of (a) 110% of the average closing bid price for the five trading days preceding the closing date or (b) 75% of the average of the five lowest closing bid prices of our common stock during the twenty trading days preceding the conversion date. If an aggregated principal amount of $300,000 of our convertible debentures were converted on May 28, 2002, the debentures would have been convertible at a price of $.18375 and convertible into approximately 1,632,653 shares of our common stock. If an aggregate of $300,000 in the principal amount of our debentures were converted and 462,963 warrants were exercised on May 28, 2002, they would have equaled 2,095,616 shares of our common stock. Pursuant to the terms of the transaction, however, the number of convertible debentures could prove to be significantly greater in the event of a decrease in the trading price of our common stock. The following table presents the number of shares of our common stock that we would be required to issue as of May 28, 2002 and the number of shares we would be required to issue if our common stock declined by 50% or 75%:

If Debentures were
Converted On May      50%                   75%
28, 2002              Decline               Decline
                              -----------------     -----------------   ----------------

Conversion price per share:    $.18375                   $.0918            $.0459

Total shares issuable(1):      1,632,635                 3,265,270         6,535,948

------------

(1) Such figure does not include the issuance of common stock upon exercise of four year warrants to purchase 462,963 shares of our common stock at an exercise price of $.2376 per share.


Our Existing Shareholders Will Experience Significant Dilution From Our Sale Of Shares Under Our Equity Line Of Credit

     The sale of shares pursuant to the Equity Line of Credit will have a dilutive impact on our stockholders and the market price of our common stock could decline. In addition, the lower our stock price is the more shares of common stock we will have to issue under the Equity Line of Credit to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.


Item 2. Properties.

     We lease our facilities located at 3 East Main Street, Oak Ridge, Tennessee 37830 for use as our corporate headquarters. We entered into our lease commencing on March 14, 2000 for a period of thirty six months and currently pays a monthly rental fee of $17,500.00. We currently lease our office and warehouse under an agreement classified as an operating lease. Under the terms of the lease agreement, we are obligated to purchase the office and warehouse if we receive $3,000,000 in proceeds from a private placement offering. The purchase price will range from between $1,450,000 and $1,607,640, depending on the year the purchase takes place. This purchase obligation expires on December 31, 2004. We are currently negotiating for lower monthly rental fees. We believe that our leased properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.



 Item 3. Legal Proceedings.

     As of the date hereof, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.



Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of shareholders on February 19, 2002 to vote upon two matters (i) to appoint Coulter & Justus, P.C., independent public accountants, to audit the financial statements of the Company for the fiscal year ending February 28, 2002 and (ii) to elect seven (7) members to the Board of Directors to serve for a term of one (1) year until the next annual meeting and until their successors are duly elected and qualified. Approximately 10,600,000 shares were voted in favor of the proposals. Subsequently Messrs. Durland and Dowell resigned from their positions.

Our stockholders ratified to elect seven (7) members to the Board of Directors as follows:

John Van Zyll           Marvin  Stacy          Ann M.  Furlong
Stephen H. Durland      Warren Wankelman       Matt Walters
David Dowell

     B. Our stockholders ratified the appointment of Coulter & Justus, P.C. as the Company's independent public accountants for the fiscal year ending February 28, 2002 by a majority vote.

                                     PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

Market Information

         Our common stock is quoted on the OTC Bulletin Board under the symbol "DPRI". The following table sets forth the range of high and low bid quotations of our common stock, as reported on the OTC Bulletin Board, for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                Common Stock
                          High Bid         Low Bid
                         -----------      -----------

First Quarter 2001           $1.50           $1.37
Second Quarter 2001          $1.75           $0.75
Third Quarter 2001           $1.50           $0.25
Fourth Quarter 2001          $1.23           $0.40

From January 1, 2002         $0.70           $0.30
 through February 28,
 2002

From February 28, 2002       $0.50           $0.16
 through May 24, 2002



SECURITY  HOLDERS

     At May 24, 2002 there were 14,112,852 shares our common stock outstanding which were held by approximately 523 stockholders of record. Such figure does not include 214,286 shares which have been authorized for issuance by our board of directors, but which have not yet been physically delivered.

DIVIDEND  POLICY

         We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. Our Board of Directors intends to follow a policy of using retained earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

Recent  Sales  of  Unregistered  Securities

     For the fourth quarter of the year ended February 28, 2002, we sold 71,429 shares of our common stock to one entity for a purchase price of $.35 per share for an aggregate purchase price of $25,000; however, such shares have not yet been physically delivered to the purchaser. We believe such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.



Item 6. Management's Discussion and Analysis or Plan of Operation.


General

We specialize in conducting investigations and laboratory analysis of a wide variety of products to determine the cause and origin of product failures. Our primary customers consist of national insurance companies that are interested in subrogating claims to recover losses. Subrogation is a legal principle, which provides that, to the extent an insurer has paid for a loss, the insurer receives the policyholder's right to recover from any third party that caused the loss. We have accumulated a large database of known defective products that includes photos and other documentation that are used in their investigations. Additionally, we provide for the storage of evidence and derive revenues from the secure storage of materials.

For the Year Ended February 28, 2002

Revenues for the year ended February 28, 2002 were $1,180,695, while total operating expenses were $1,592,307. This reflects a twenty percent increase in revenue, while the Company's operating expenses increased by only 3% from the year ended December 31, 2000. The Company attributes this increase in revenues to its marketing efforts. The Company had a net loss of $438,914 for the year ended February 28, 2002 or $.03 per share. This net loss is a decrease from $540,519 from the year ended December 31, 2000. There have been no significant changes in the Company's accounting policies.

At February 28, 2002, the Company had cash of $46,016 principally due to the injection of private placement funds from the sale of the Company's common stock. Historically, the Company issued its common stock to provide financing for the Company. This trend is expected to continue in the second quarter of 2002.

At February 28, 2002 the Company had an accumulated deficit of $1,573,478 and total liabilities and stockholders' (deficit) of $362,554.

The Company believes that the net proceeds of the Company's private placements will meet its working capital obligations and fund further development of its business for the next twelve months. However, in order to execute our business plans to expand product offerings and revenue generating opportunities, we will likely require additional working capital. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

In April 2002, we entered into a subscription agreement with an investor to sell up to $300,000 of our 6% convertible debentures. Under the terms of the agreement, the investor is obligated to purchase three separate $100,000 principal amount debentures, subject to the our satisfying certain conditions described in the agreement. In connection with the sale of the debentures, we agreed to issue warrants to purchase 462,963 shares of our common stock exercisable at $.2376 per share. The warrants will be exercisable for four years from the date the debenture is funded. During April 2002, the Company issued its first $100,000 debenture under this agreement which debenture matures in April 2005 and is secured by 4,000,000 shares of common stock of the Company currently owned by our majority stockholders.

Also, during April 2002, we entered into an equity line of credit investment agreement with the investor which obligates the investor to purchase up to $3,000,000 of our common stock at a price of 85% of the average trading price, subject to certain terms and conditions contained in the equity line of credit investment agreement. In connection with the Company's equity credit line it issued a four year warrant to purchase 1,388,889 shares of its common stock at an exercise price of $.2376 per share. As of May 25, 2002, no such put notices have been made by the Company and, accordingly, no stock has been issued under the terms of this agreement

Management believes that the above-described actions will provide the Company with its immediate financial requirements to enable it to continue as a going concern. In the event that the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations.

The Company is not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, the Company believes that it will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of the Company's products, the competitive environment within the investigative services industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions and the financial strength of the Company's customers and suppliers. Investors are directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

Item 7. Financial Statements

     Our Financial Statements for the year ended February 28, 2002 are included as part of this Form 10-KSB Report and are after the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identity of our current directors and executive officers.

Name                   Age    Positions with the Company
------                 ---    --------------------------

John Van Zyll          61     Chairman of the Board, Chief Executive Officer

Marvin Stacy           68     Chief Operating Officer and Director

Ann M. Furlong         49     Secretary and Director

Warren Wankelman       58     Director

Matt Walters           30     Director

     John Van Zyll currently serves as the Chairman of the Board and Chief Executive Officer. Mr. Van Zyll has served in this capacity since March 2001 and previously served in similar capacities with Diversified Product Investigations, Inc., the Company's subsidiary since its formation in 1991. Mr. Van Zyll has over 10 years of construction and investigation experience. He is a member of the Southern Building Code Congress International and the National Fire
Protection Association and is a licensed Private Investigator. He holds certificates from the National Association of Investigative Specialists with specialties in Insurance Claim Investigation and Advanced Fire Investigation Techniques. Mr. Van Zyll is considered an expert in the field of investigation and subrogation by the insurance industry and has conducted over 100 training seminars and trained over 1900 insurance adjusters.

     Marvin Stacy currently serves as a Director and the Company's Chief Operating Officer. Mr. Stacy has served in these capacities since March 2001 and previously served in similar capacities with Diversified Product Investigations, Inc., the Company's subsidiary since 1991. Mr. Stacy has over 40 years of experience in all aspects of electrical and mechanical engineering and design. Mr. Stacy is also gifted as an investigator and is responsible for the operation of the laboratory. He has designed custom testing equipment and designs solutions for manufacturers to correct design flaws and shortcomings.

     Ann M. Furlong currently serves as a Director and the Company's Secretary. Ms. Furlong has served in these capacities since March 2001 and previously served in similar capacities with Diversified Product Investigations, Inc., the Company's subsidiary since 1991. Ms. Furlong has over 29 years of experience as a professional manager and the owner and founder of several successful businesses. Ms. Furlong has provided the administrative and organizational expertise that has greatly contributed to DPI's success since its founding in 1991, including the compilation of the Company's proprietary database.

     Warren Wankelman currently serves as a Director and as the Director of Marketing for the Company. Mr. Wankelman has served in these capacities since March 2001 and previously served in similar capacities with Diversified Product Investigations, Inc., the Company's subsidiary since 2001. Mr. Wankelman has over 25 years of experience in Sales/Marketing and Operations Management. A graduate of Northwestern University, Mr. Wankelman has consistently demonstrated effective marketing and management ability in a career of leadership positions, including Executive Vice President of Punta Gorda Isles, Inc., President and owner of Wankelman- Swen & Associates, Inc. and Director of Marketing for Saddlebrook, Inc. of Knoxville, TN.

     Matt Walters currently serves as a Director and Chief Information Officer of the Company. Mr. Walters has served in this capacity since May 2001. Mr.
Walters has over 10 years experience in IT (Information Technology) and Facilities Management. He is a graduate of Tusculum College with a BS in Organizational Management. As a Microsoft Certified Professional, his client list includes TVA, SAIC, Lockheed-Martin, Pfizer Pharmaceuticals, Philips Magnavox, and BellSouth.Net. Mr. Walters has implemented various IT quality controls and security measures for the company and is responsible for implementation of the HomeCheckSafety.com project as well as the company's Customer Relationship Management initiative.

Executive Officers

     All of our executive officers also serve as our directors. The executive officers serve at the pleasure of our board of directors and our chief executive officer.


Item 10.    Executive Compensation.


     The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Executive Officers as executive officers of the Company through February 28, 2002 (collectively, the "named executive officers") for services rendered to the Company in all capacities during the three calendar years ended December 31st.


         Annual  Compensation                Awards               Payouts
         -------------------                 ------               -------
Name  and                                   Restricted
Principal                                   Stock
Position(s)              Year    Salary($)  Bonus($)  Other($)        Awards(#  shares)
                                                    Compensation
John Van Zyll, Chief      1999   21,599.63
Executive Officer         2000   34,505.00
                          2001   40,646.84              120,977         120,977 shares(2)
                          2002*   6,400.00


Marvin Stacy, Chief       1999   21,599.63
Operating Officer         2000   29,079.00
                          2001   41,136.55              120,977         120,977 shares(2)
                          2002*   6,400.00

Ann M. Furlong,           1999   21,599.63
Secretary                 2000   27,906.00
                          2001   40,502.00              120,977         120,977 shares(2)
                          2002*   6,400.00

* Such figure represents payments made through February 28, 2002.

     (1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.

     (2) Such shares were issued as shares of Diversified Products
Investigations, Inc., our subsidiary, and were subsequently exchanged for shares of our common stock as part of the reverse merger.


Compensation of Directors

     During the fiscal year ending February 28, 2002, other than as described herein, no other officer or director received any type of compensation from our Company for serving as such. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Employee/Consultant Stock Compensation Plan

     We maintain an employee/consultant stock compensation plan (the "Plan") pursuant to which the maximum number of shares of common stock as to which awards may be granted is 1,400,000 shares. Our board of directors may increase the maximum number of shares of common stock as to which awards may be granted at such time as it deems advisable. Awards under the Plan may be granted only to our employees and consultants.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

                           Number  of  Shares  of             Percent of
                              Common  Stock                   Common Stock
                              Beneficially                    Beneficially
Name  of                     Owned  or  Right                 Owned or Right
Beneficial  Owner            to  Direct  Vote (1)            to Direct Vote (2)
----------------            ------------------             ------------------

John Van Zyll                    5,436,811                        38.5%

Marvin Stacy                     2,436,110                       17.25%


Ann M. Furlong                   2,436,811                       17.25%

Warren Wankelman                      -0-                           0

Matt Walters                        5,000                          (*)

All Executive Officers and
Directors  as a Group          10,314,732                           73%
(Five (5) persons)

--------------
(*) Represents less than one percent (1%) of the outstanding shares of our common stock.

(1) Based upon 14,112,852 shares of our common stock issued and outstanding as of May 24 ,2002. The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after May 24, 2002. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares.

Item 12. Certain Relationships and Related Transactions.

     During December 2001, we were advanced an aggregate of $18,000 from, Ann M. Furlong, one of our stockholders. This advance is non-interest bearing, and there are no stated repayment terms.


Item 13. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit
Number    Description
--------  ---------------------

2.1       Share Exchange Agreement between with Diversified Product Inspections, Inc., a
          Florida corporation filed with the Commission on Form 8-K on March 6, 2001 and incorporated  herein by reference

3.1       Articles of Incorporation and Amendment to Articles of Incorporation are
          incorporated herein by reference to the Company's Registration Statement on Form
          10-SB filed with the Commission on February 23, 1999.

3.2       Bylaws of the Company are incorporated herein by reference to the Company's
          Registration Statement on Form 10-SB filed with the Commission on February 23,
          1999.

3.3       Articles of Incorporation and Amendment to Articles of Incorporation are
          incorporated herein by reference to the Company's Registration Statement on Form
          10-SB filed with the Commission on February 23, 1999.

3.4       Bylaws of the Company are incorporated herein by reference to the Company's
          Registration Statement on Form 10-SB filed with the Commission on February 23,
          1999.

10.1      Articles of Merger and Agreement and Plan of Merger are incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed with the
          Commission on February 23, 1999.

10.2      Diversified Product  Inspections,  Inc. Year 2001  Employee/Consultant
          Stock Compensation Plan filed as an Exhibit to the Company's registration statement on Form S-8 filed with the Commission on March 6, 2001 and incorporated herein by reference

10.3      Form of Subscription Agreement between Sofcon Limited and the Company dated
          April 25, 2002

10.4      Form of Security Agreement dated April 25, 2002

10.5      Form of Warrant related to debentures dated April 25, 2002

10.6      Form of 6% Convertible Debenture dated April 25, 2002

10.7      Form of Registration Rights Agreement related to the Company's convertible debenture dated April 25, 2002 between Sofcon Limited and the Company

10.8      Form of escrow agreement related to the Company's 6% convertible debenture dated April 25, 2002.

10.9      Investment Agreement dated  April 25, 2002 between Sofcon Limited and the
          Company

10.10     Form of Registration Rights Agreement related to the Company's equity line of credit dated April 25, 2002 between Sofcon Limited and the Company

10.11 Form of escrow agreement related to the Company's equity line of credit dated April 25, 2002.

10.12     Form of Warrant related to the Company's equity line of credit.

23.1      Consent of Michaelson & Co. PA

     (b) Reports on Form 8-K.

    The Company did not file a Current Report on Form 8-K for the fourth quarter ended February 28, 2002.


                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Dated May 30, 2002
                            Diversified Product Inspections, Inc.

                            By:       /s/ John Van Zyll
                                      ______________________
                                      John Van Zyll
                                      Chief Executive Officer
                                      (Principal Executive Officer and Principal
                                      Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Van Zyll
__________________
John Van Zyll         Chairman of the Board                       May 30, 2002

/s/ Marvin Stacy
__________________
Marvin Stacy          Chief Operating Officer and Director        May 30, 2002

/s/ Ann M. Furlong
__________________
Ann M. Furlong        Secretary and Director                      May 30, 2002

/s/ Warren Wankelman
__________________
Warren Wankelman      Director                                    May 30, 2002

/s/ Matt Walters
__________________
Matt Walters          Director                                    May 30, 2002

                      Diversified Product Inspections, Inc.

                              Financial Statements

                          Year ended February 28, 2002



                                    CONTENTS


Report  of  Independent  Auditors                    F-1

Audited  Financial  Statements

Balance  Sheets                                      F-3
Statements  of  Operations                           F-5
Statements  of  Stockholders'  (Deficit)  Equity     F-6
Statements  of  Cash  Flows                          F-7
Notes  to  Financial  Statements                     F-9

                         Report of Independent Auditors



The  Board  of  Directors
Diversified  Product  Inspections,  Inc.


We have audited the accompanying consolidated balance sheet of Diversified Product Inspections, Inc. ("Inspections", formerly Fairfax Group, Inc.) and its wholly-owned subsidiary, Diversified Product Investigations, Inc. ("Investigations") as of February 28, 2002, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year then ended. We have also audited the accompanying balance sheet of Diversified Product Investigations, Inc. as of December 31, 2000, and the related statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. As discussed in Notes 1 and 2, the Company underwent a reverse merger during March 2001, resulting in the statement of stockholders' (deficit) equity including only the parent company for the period prior to the reverse merger. We did not audit the parent company's (deficit) equity as of and for the year ended February 28, 2001, as presented in the statement of stockholders' (deficit) equity. These amounts were audited by other auditors whose report dated May 30, 2001, expressed an unqualified opinion on the financial statements taken as a whole, and our opinion, insofar as it relates to the parent company's (deficit) equity as of and for the year ended February 28, 2001, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Product Inspections, Inc. and subsidiary at February 28, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Additionally, in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Product Investigations, Inc. at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The  Board  of  Directors
Diversified  Product  Inspections,  Inc.



The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10, the Company's recurring losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.







Knoxville,  Tennessee
May  9,  2002

                      Diversified Product Inspections, Inc.

                                 Balance Sheets

                                                      FEBRUARY 28     DECEMBER 31
                                                         2002           2000
                                                     --------------------------------
                                                      (INSPECTIONS-
                                                      CONSOLIDATED)  (INVESTIGATIONS)

ASSETS
Current assets:
Cash                                                 $        46,016  $154,573
Accounts receivable, net of reserve for doubtful
accounts of $17,000 at February 28, 2002 and
 December 31, 2000                                           104,841   101,349
Intercompany receivable                                       25,000
Refundable income taxes                                        5,214     5,214
Prepaid expenses and other current assets                      2,323     6,379
                                                     --------------------------------
Total current assets                                         183,394   267,515

Property and equipment:
Equipment, furniture & fixtures                              173,655   116,587
Vehicles                                                      97,737    94,435
Leasehold improvements                                        22,727    22,727
                                                     --------------------------------

                                                             294,119   233,749
Less accumulated depreciation and amortization               119,359    49,957
                                                     --------------------------------

Net property and equipment                                   174,760   183,792

Other assets                                                   4,400     4,400



Total assets                                         $       362,554  $455,707
                                                     ================================

                                                           FEBRUARY 28       DECEMBER 31
                                                             2002              2000
                                                         --------------------------------
                                                          (INSPECTIONS-
                                                          CONSOLIDATED)    (INVESTIGATIONS)
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Lines of credit                                        $        123,929   $    73,092
Accounts payable and accrued expenses                           139,567        69,772
Accrued salaries                                                 13,816        10,839
Advance from stockholder                                         18,000             -
Current portion of long-term debt                                16,517        15,717
Current portion of capital lease obligations                     14,545        14,602
Other current liabilities                                             -         4,634
                                                         --------------------------------
Total current liabilities                                       326,374       188,656

Long-term debt, less current portion                             38,758        54,489
Capital lease obligations, less current portion                       -        14,546
                                                         --------------------------------
Total liabilities                                               365,132       257,691

Stockholders' (deficit) equity:
Common stock of Inspections - Consolidated:
Par value--$0.01 per share
Authorized shares--50,000,000
Issued and outstanding shares--14,327,138                       143,271     9,712,601
Additional paid-in capital (excess of par
value over amount paid-in)                                    1,427,629    (8,380,021)
Accumulated deficit                                          (1,573,478)   (1,134,564)
                                                         --------------------------------
Net stockholders' (deficit) equity                               (2,578)      198,016
                                                         --------------------------------
Total liabilities and stockholders' (deficit) equity     $      362,554   $   455,707
                                                         ================================

See  accompanying  Notes  to  Financial  Statements.

                      Diversified Product Inspections, Inc.

                            Statements of Operations

                                                     YEAR ENDED       YEAR ENDED
                                                     FEBRUARY 28      DECEMBER 31
                                                        2002             2000
                                                    -------------------------------
                                                     (INSPECTIONS-
                                                     CONSOLIDATED)  (INVESTIGATIONS)

Revenues                                          $      1,180,695   $    984,459

Operating expenses:
Salaries and related benefits                              704,193        694,328
Rent                                                       212,855        266,659
Administration                                              93,253        155,288
Postage and shipping costs                                  95,165         69,880
Utilities and telephone                                     71,885         64,902
Travel and related costs                                    31,658         64,078
Taxes, licenses and permits                                 52,796         40,793
Depreciation and amortization                               69,401         38,843
Professional fees                                          119,335         33,712
Vehicle                                                     33,393         32,149
Insurance                                                   56,318         29,537
Advertising                                                 24,935         25,945
Miscellaneous                                               27,120         23,330
                                                  --------------------------------
Total operating expenses                                 1,592,307      1,539,444
                                                  --------------------------------
Operating loss                                            (411,612)      (554,985)

Other expense:
Interest expense                                            27,302         14,777
Loss on disposal of equipment                                    -          8,593
                                                  --------------------------------
Total other expenses                                        27,302         23,370
                                                  ---------------------------------
Loss before income taxes                                  (438,914)      (578,355)

Income tax expense (benefit):
Current                                                          -         (5,214)
Deferred                                                         -         17,378
                                                  --------------------------------
Net income tax expense                                           -         12,164
                                                  --------------------------------
Net loss                                          $       (438,914)  $   (590,519)
                                                  ================================
Basic and diluted loss per common share           $          (0.03)  $      (0.04)
                                                  ================================
See accompanying Notes to Financial Statements.

                                      F-5

                      Diversified Product Inspections, Inc.

                  Statements of Stockholders' (Deficit) Equity

                                             NUMBER OF                                                   TOTAL
                                              SHARES                     ADDITIONAL                    STOCKHOLDERS'
                                            ISSUED AND      COMMON         PAID-IN       ACCUMULATED     EQUITY
                                           OUTSTANDING      STOCK          CAPITAL         DEFICIT     (DEFICIT)
                                           ------------  ------------  ---------------  -------------  ----------
Balance at March 1, 2000                     6,150,000   $    61,500   $            -   $   (282,497)  $(220,997)
Shares issued for services                  10,000,000       100,000                -              -     100,000
Debt forgiveness                                     -             -          321,784              -     321,784

Net loss for year ended February 28, 2001            -             -                -       (108,787)   (108,787)
                                           ------------  ------------  ---------------  -------------  ----------
Balance at February 28, 2001                16,150,000       161,500          321,784       (391,284)     92,000
Shares relinquished to Company             (14,200,000)     (142,000)        (321,784)       371,784     (92,000)
Reverse merger                              10,332,420       103,323        1,209,757     (1,115,064)    198,016
Shares issued for services                   1,330,432        13,305                -              -      13,305
Shares issued for cash                         714,286         7,143          217,872              -     225,015

Net loss for year ended February 28, 2002            -             -                -       (438,914)   (438,914)
                                           ------------  ------------  ---------------  -------------  ----------
Balance at February 28, 2002                14,327,138   $   143,271   $    1,427,629   $ (1,573,478)  $  (2,578)
                                           ============  ============  ===============  =============  ==========

See  accompanying  Notes  to  Financial  Statements.

                      Diversified Product Inspections, Inc.

                            Statements of Cash Flows

                                                                        YEAR ENDED       YEAR ENDED
                                                                        FEBRUARY 28      DECEMBER 31
                                                                           2002             2000
                                                                      --------------------------------
                                                                       (INSPECTIONS-
                                                                        CONSOLIDATED) (INVESTIGATIONS)
OPERATING ACTIVITIES
Net loss                                                             $       (438,914)  $   (590,519)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                                  69,401         38,843
Provision for bad debts                                                             -         26,543
Loss on disposal of equipment                                                       -          8,593
Deferred income taxes                                                               -         17,378
Issuance of stock for services                                                 13,305              -
Changes in operating assets and liabilities:
 Accounts receivable                                                           (3,492)       (58,666)
 Intercompany receivable                                                      (25,000)             -
 Refundable income taxes                                                            -         (5,214)
 Prepaid expenses and other assets                                              4,056        (10,779)
 Accounts payable and accrued expenses                                         69,795         59,642
 Accrued salaries                                                               2,977         99,245
 Other liabilities                                                             (4,634)       (10,792)
                                                                      --------------------------------
 Net cash used in operating activities                                       (312,506)      (425,726)

INVESTING ACTIVITIES
Purchases of property and equipment                                           (60,369)       (79,314)

FINANCING ACTIVITIES
Advance from shareholder                                                       18,000              -
Net proceeds from line of credit                                               50,837         45,702

Principal payments on long-term debt and capital lease obligations            (29,534)       (25,223)
Proceeds from sale of common stock                                            225,015        585,799
                                                                      --------------------------------
Net cash provided by financing activities                                     264,318        606,278
                                                                      --------------------------------

Net (decrease) increase in cash                                              (108,557)       101,238

Cash at beginning of year                                                     154,573         53,335
                                                                      --------------------------------
Cash at end of year                                                    $       46,016   $    154,573
                                                                       ================================

See  accompanying  Notes  to  Financial  Statements.

                      Diversified Product Inspections, Inc.

                                                                        YEAR ENDED       YEAR ENDED
                                                                        FEBRUARY 28      DECEMBER 31
                                                                           2002             2000
                                                                      --------------------------------
                                                                       (INSPECTIONS-
                                                                       CONSOLIDATED) (INVESTIGATIONS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                    $ 27,302       $ 14,777

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITY

Equipment purchases financed with financial institutions                         -         48,550

Equipment purchases financed through capital lease obligations                   -         33,561
Issuance of common stock for accrued salaries                                    -        386,681

See  accompanying  Notes  to  Financial  Statements.

                      Diversified Product Inspections, Inc.

                          Notes to Financial Statements

                                February 28, 2002


1.     ACCOUNTING  POLICIES

DESCRIPTION  OF  BUSINESS

Diversified Product Inspections, Inc. ("Inspections") and its wholly-owned subsidiary, Diversified Product Investigations, Inc. (collectively referred to as the "Company") specialize in conducting investigations and laboratory analysis of a wide variety of products to determine the "cause and origin" of product failures. The Company's primary customers consist of national insurance companies that are interested in subrogating claims to recover losses. Subrogation is a legal principle, which provides that, to the extent an insurer has paid for a loss, the insurer receives the policyholder's right to recover from any third party that caused the loss. The Company has accumulated a large database of known defective products that includes photos and other documentation that are used in their investigations. Additionally, the Company provides for the storage of evidence and derives revenues from the safe storage of materials. Approximately 57% of fiscal year 2002 revenues and 61% of calendar year 2000 revenues were derived from the Company's three largest customers.

REPORTING  ENTITY

The accompanying February 28, 2002, balance sheet includes Diversified Product Inspections, Inc. and its wholly-owned subsidiary, Diversified Product Investigations, Inc. ("Investigations"). As a result of the reverse merger discussed in Note 2, the accompanying December 31, 2000 balance sheet includes only the accounts of Investigations. The accompanying statements of operations and cash flows include the consolidated accounts subsequent to the reverse merger in March 2001 and only Investigation's accounts prior to the reverse merger. The accompanying statements of stockholders' equity include the parent only historical activity up to the date of the reverse merger and the consolidated activity thereafter.

FISCAL  YEAR-ENDS

Inspections (the reporting parent company) operates on a fiscal year ending the last day of February, and Investigations (the subsidiary) operates on a calendar year ending December 31. As prescribed by existing standards, since the subsidiary has a year-end within 90 days of the parent's fiscal year-end, it is acceptable to consolidate using each company's fiscal year-end financial statements. Accordingly, except for the differences described above as a result of the reverse merger, the accompanying consolidated financial statements as of and for the year ended February 28, 2002, include the accounts of Inspections as of and for the year ended February 28, 2002, and the accounts of Investigations as of and for the year ended December 31, 2001. The accompanying financial statements as of and for the year ended December 31, 2000, include only the accounts of Investigations.

                      Diversified Product Inspections, Inc.

1.     ACCOUNTING  POLICIES  (CONTINUED)

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements as of and for the year ended February 28, 2002 include the accounts of Diversified Product Inspections, Inc. and its wholly-owned subsidiary, Investigations. Intercompany balances and transactions have been eliminated with the exception of a $25,000 intercompany receivable which results from the parent and subsidiary being consolidated using different year-ends.

REVENUE  RECOGNITION

The Company recognizes revenue at the time the investigation and laboratory analysis is completed.

ACCOUNTS  RECEIVABLE

Two customers account for approximately 39% and 53% of accounts receivable at February 28, 2002, and December 31, 2000, respectively. It is the Company's policy not to require collateral on accounts receivable.

PROPERTY  AND  EQUIPMENT

Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

ESTIMATES

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

ADVERTISING  COSTS

Advertising  costs  are  expensed  as  incurred.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The fair value of the Company's financial instruments approximates their carrying value based upon the type and nature of the financial instruments.

                      Diversified Product Inspections, Inc.

2.     REORGANIZATION  AND  COMPANY  STOCK  TRANSACTIONS

During December 2000, the Company, then named Fairfax Group, Inc., issued 10,000,000 shares of common stock to the then new majority stockholder in exchange for consulting services. At this same time, the then new majority stockholder agreed to assume and discharge $321,784 in related party debts of the Company. This amount was recorded as a reduction of stockholder notes payable and an increase in additional paid-in capital.

In March 2001, the Company issued 10,332,420 shares of restricted common stock to acquire all of the issued and outstanding common stock of Investigations in a reverse merger which was accounted for as a recapitalization of Investigations. Immediately thereafter, Fairfax Group, Inc. changed its name to Diversified Product Inspections, Inc. As part of this reorganization, the then new majority stockholder relinquished his 14,200,000 shares of common stock owned.

During March 2001, the Company established an Employee/Consultant Stock Compensation Plan (the "Plan") under which a maximum of 1,400,000 shares of common stock may be granted to employees or consultants of the Company for services. Under the terms of the Plan, the Company's board of directors may increase the maximum number of shares of common stock that may be granted at such time as it deems advisable. During March 2001, the Company issued 1,330,432 shares of common stock valued at $13,305 to certain consultants of the Company in accordance with the Plan.

During April 2001, the Company issued 450,000 shares of common stock in exchange for $150,000 in cash. As part of this stock purchase agreement, the investor obtained stock warrants which allow for the purchase of 375,000 shares of common stock at an exercise price of $1 per share. These warrants expire in April 2003. Additionally, during April 2001, an existing stockholder exercised a warrant to purchase an additional 50,000 shares of stock for $15.

Between September 2001 and January 2002, the Company received $75,000 for 214,286 shares of common stock. These shares have been authorized for issuance but not yet delivered.


3.  LONG-TERM  DEBT  AND  LINES  OF  CREDIT

Long-term  debt  of  Investigations  is  summarized  as  follows:

                                                     FEBRUARY 28   DECEMBER 31
                                                         2002          2000
                                                    ------------  -------------
Note payable, secured by a vehicle, due in monthly
 installments of $597, including interest at 5.9%,
 through February 2003                               $     16,807  $     21,127

Note payable, secured by a vehicle, due in monthly
 installments of $330, including interest at 11%
  through November 2005                                    12,568        15,002
Note payable, secured by a vehicle, due in monthly
 installments of $333, including interest at 11%,
 through November 2005                                     12,658        15,109
Note payable, secured by a vehicle, due in monthly
 installments of $348, including interest at 11%,
 through November 2005                                     13,242        15,806
Long-term debt repaid                                           -         3,162
                                                     ------------  ------------
                                                           55,275        70,206
Less portion classified as current                         16,517        15,717
                                                     ------------  ------------
Long-term portion                                    $     38,758  $     54,489
                                                      ============  ============

                      Diversified Product Inspections, Inc.

3.  LONG-TERM  DEBT  AND  LINES  OF  CREDIT  (CONTINUED)

Aggregate  maturities of long-term debt as of February 28, 2002, are as follows:

2003                                       $16,517
2004                                        16,111
2005                                        12,115
2006                                        10,532
                                          -----------
                                           $55,275
                                          ===========

The Company utilizes numerous credit cards with financial institutions as lines of credit. These credit cards accrue interest at varying rates of between 8.5% and 25.49% as of February 28, 2002. Maximum borrowings available under the existing credit cards as of February 28, 2002 was $148,100 ($24,171 unused). All of these credit cards are unsecured and require minimum monthly payments.

4.  LEASE  OBLIGATIONS

The Company leases certain equipment under agreements which are classified as capital leases. These agreements expire in fiscal year 2003.

The Company also leases their office and warehouse, along with certain equipment, under agreements classified as operating leases. The Company has an agreement with the office and warehouse lessor in which the Company is obligated to purchase the office and warehouse if the Company receives $3,000,000 in proceeds from a private placement offering. The purchase price will range from $1,500,750 to $1,607,640, depending on the year the purchase takes place. This purchase obligation expires on December 31, 2004.

Future minimum payments for leases, by year and in the aggregate, consist of the following as of February 28, 2002:


                                      Operating     Capital
                                      ---------------------
2003                                   $213,624    $15,004
2004                                    210,604          -
2005                                    217,500          -
2006                                    217,500          -
                                       --------------------
Total minimum lease payments           $859,228     15,004
Amount representing interest                           459
                                                   --------
Present value of net minimum lease payments        $14,545
                                                   ========

Property  and  equipment  includes  the  following  amounts  for capital leases:

                                   FEBRUARY 28   DECEMBER 31
                                      2002          2000
                             --------------------------------
Equipment                      $     44,075  $     44,075
Less accumulated amortization        31,024        14,580
                             --------------------------------
                               $     13,051  $     29,495
                             ================================

                      Diversified Product Inspections, Inc.

4.  LEASE  OBLIGATIONS  (CONTINUED)

Amortization of these assets, computed by the straight-line method over the lesser of the life of the asset or the term of the lease, is included in depreciation and amortization expense.

5.      INCOME  TAXES

For tax purposes the Company has net operating loss ("NOL") carryovers which are available to offset future taxable income. These NOL carryovers expire as follows:


                                       NOL CARRYOVER
                            --------------------------------
YEAR           YEAR OF
GENERATED     EXPIRATION     PARENT   SUBSIDIARY    TOTAL
------------------------------------------------------------
1996             2011    $ 10,943  $       -      $ 10,943
1997             2012       1,704          -         1,704
1998             2013       1,979          -         1,979
1999             2019      99,100          -        99,100
2000             2020     109,818          -       109,818
2001             2021     108,787      184,868     293,655
2002             2022      13,305      308,897     322,202
                          ------------------------------------
                          345,636     $493,765    $839,401
                          ------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      FEBRUARY 28    DECEMBER 31
                                                          2002           2000
                                                     ----------------------------
Deferred tax assets:
NOL carryovers                                       $    318,637   $    173,222
Expenses not currently deductible                         171,328         33,559
Reserve for doubtful accounts                               6,453          6,453
Other                                                         437            437
                                                     ----------------------------
                                                          496,855        213,671
Valuation allowance for deferred tax assets              (492,389)      (201,981)
                                                     ----------------------------

Net deferred tax assets                                     4,466         11,690
Deferred tax liability - tax over book depreciation         4,466         11,690
                                                     ----------------------------
Net deferred tax assets                              $          -   $          -
                                                     ============================

The valuation allowance was increased by $163,947 in fiscal year 2002 and $167,238 in calendar year 2000 due to increases in deferred tax assets for which realization was not assured.

                      Diversified Product Inspections, Inc.

6.     LOSS  PER  SHARE  DATA

Basic loss per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common stock outstanding during each period. As the exercise price of the outstanding stock warrants is equal to or greater than the latest market price of $0.35 per share, the warrants have an antidilutive effect. Accordingly, there is no diluted loss per share. Weighted average number of common shares outstanding were computed as if the reverse merger and all related stock transactions had taken place at the beginning of the earliest period presented.

The following table sets forth the computation of basic loss per share for the periods indicated:

                             YEAR ENDED     YEAR ENDED
                             FEBRUARY 28    DECEMBER 31
                                2002           2000
                            -----------------------------
Net loss                    $   (438,914)  $   (590,519)
Average shares outstanding    14,088,127     13,612,852
                            -----------------------------
Basic loss per share        $      (0.03)  $      (0.04)
                            =============================

7.     RELATED  PARTY  TRANSACTION

During December 2001, the Company was advanced $18,000 from a stockholder of the Company. This advance is noninterest bearing, and there are no stated repayment terms.

8.     CONTINGENCIES

The Company is currently in dispute with an attorney regarding approximately $40,000 in billed professional fees, which the Company contends it does not owe. The ultimate outcome of this matter is not presently determinable and accordingly, no amounts have been recorded in the accompanying financial statements.

9.     SUBSEQUENT  EVENTS

During April 2002, the Company entered into a subscription agreement with a company (the "Investor") to issue up to $300,000 in convertible debentures. Under the terms of the agreement, the Investor is obligated to purchase three separate $100,000 debentures of the Company, subject to the Company satisfying certain conditions described in the agreement. These debentures shall pay 6% cumulative interest, payable in arrears at the time of each conversion, in cash or common stock of the Company, at the Company's option. During April 2002, the Company issued its first $100,000 debenture under this agreement. This debenture matures in April 2005 and is secured by 4,000,000 shares of the Company's common stock, which is currently owned by the Company's majority stockholders. In connection with this issuance, the Company issued warrants enabling the Investor to purchase 462,963 shares of common stock at an exercise price of $0.2376. These warrants expire in April 2006.

                      Diversified Product Inspections, Inc.

9.  SUBSEQUENT  EVENTS  (CONTINUED)

Also, during April 2002, the Company entered into a second agreement with the Investor which provides for the sale of the Company's stock. Subject to the Company's fulfillment of certain terms and conditions contained in the agreement, the Investor is obligated to purchase up to $3,000,000 of the Company's common stock at a price of 85% of the average trading price, as defined. These purchases will be made via put notices issued at the Company's discretion and each single put notice shall be not less than $15,000 nor more than $150,000. Under the terms of this agreement, the Company issued warrants enabling the Investor to purchase 1,388,889 shares of common stock at an exercise price of $0.2376. These warrants expire in April 2006. As of May 9, 2002, no such put notices have been made by the Company and, accordingly, no stock has been issued under the terms of this agreement.

10.     GOING  CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had net losses of $438,914 in fiscal year 2002 and $590,519 in calendar year 2000. This factor, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must achieve profitable operations and generate additional funds in order to continue as a going concern. The Company has previously successfully raised capital to fund its operations and the Company anticipates raising additional capital as discussed in Note 9.