Form 10QSB
period 2002-06-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2002-08-19
CIK 1079297

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

          Florida                                              65-0832025
- ---------------------------------                    -----------------------
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


                                   February 28th
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes _X_    No ___

         As of August 14, 2002, there were 14,936,457 shares of common stock, $0.01 par value, issued and outstanding.

                          Index to Financial Statements





Condensed  Consolidated  Balance Sheets                                      F-2
Condensed  Consolidated  Statements  of  Operations                          F-3
Condensed  Consolidated  Statements  of  Cash  Flows                         F-4
Notes  to  Condensed  Consolidated  Financial  Statements                    F-5

                      Diversified Product Inspections, Inc.

                      Condensed Consolidated Balance Sheets


                                                      June 30        December 31
2001
----------------------------
                                                    (Unaudited)
Assets
Current  assets:
 Cash                                               $   25,833      $   46,016
 Accounts  receivable,  net                            192,623         104,841
 Refundable  income  taxes                               5,214           5,214
 Prepaid  expenses  and  other  current  assets          2,723           2,323
                                                    ----------------------------
Total  current  assets                                 226,393         158,394

Property  and  equipment:
 Equipment,  furniture  &  fixtures                    173,655         173,655
 Vehicles                                               97,737          97,737
 Leasehold  improvements                                22,727          22,727
                                                    ----------------------------
                                                       294,119         294,119
 Less  accumulated  depreciation  and  amortization   (154,079)       (119,359)
                                                    ----------------------------
Net  property  and  equipment                          140,040         174,760

Other  assets:
 Deferred  stock  issuance  costs                      140,143               -
 Other                                                   4,400           4,400
                                                    ----------------------------
Total  other  assets                                   144,543           4,400
                                                    ----------------------------
Total  assets                                       $  510,976      $  337,554
                                                    ============================

Liabilities  and  stockholders'  deficit
Current  liabilities:
 Lines  of  credit                                  $   83,520      $  123,929
 Accounts  payable  and  accrued  expenses             147,189         139,567
 Accrued  salaries                                      13,816          13,816
 Advance  from  stockholder                             16,000          18,000
 Current  portion  of  long-term  debt                  15,451          16,517
 Current  portion  of  capital  lease  obligations       7,175          14,545
                                                    ----------------------------
Total  current  liabilities                            283,151         326,374

Long-term  debt,  less  current  portion                32,002          38,758
Convertible  debt,  net  of  discount  of $3,332       196,668               -
                                                    --------------------------
Total  liabilities                                     511,821         365,132

Stockholders'  deficit:
 Common  stock,  par  value  $0.01, authorized
  50,000,000  shares,  issued  and  outstanding
  14,936,457  in  2002  and  14,255,709 in 2001        136,059         129,252
 Additional  paid-in  capital                        1,615,216       1,403,343
 Accumulated  deficit                               (1,752,120)     (1,560,173)
                                                    ----------------------------
Total  stockholders'  deficit                             (845)        (27,578)
                                                    ----------------------------
Total  liabilities  and  stockholders'  deficit     $  510,976     $   337,554
                                                    ============================

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                      Diversified Product Inspections, Inc.

           Condensed Consolidated Statements of Operations (Unaudited)


                                    Three Months Ended       Six Months Ended
                                          June 30                 June 30
                                    2002          2001        2002       2001
                                 ------------------------ --------------------

Revenues                         $ 522,200     $ 269,594   $ 890,262  $ 485,023

Operating  expenses:
 Salaries                          243,690       158,000     440,488    316,220
 Depreciation                       17,361        17,922      34,720     31,310
 General  and administrative       322,256       196,114     535,712    383,171
                                 ------------------------ ---------------------
Total  operating expenses          583,307       372,036   1,010,920    730,701
                                 ------------------------ ---------------------

Operating  loss                    (61,107)     (102,442)   (120,658)  (245,678)

Other  income  (expense):
 Other  income                           -         3,381           -      9,605
 Other  expense                          -             -           -     (2,554)
 Interest  expense                 (59,506)       (6,993)    (71,289)   (13,071)
                                 ------------------------ ---------------------
Net  other  income (expense)       (59,506)       (3,612)    (71,289)    (6,020)
                                 ------------------------ ---------------------

Net  loss                        $(120,613)    $(106,054)  $(191,947) $(251,698)
                                 ======================== =====================

Basic  net  loss  per share         $(0.01)       $(0.01)     $(0.01)    $(0.02)
                                 ======================== =====================

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                      Diversified Product Inspections, Inc.

            Condensed Consolidated Statements of Cash Flows (Unaudited)

                                              SIX MONTHS ENDED JUNE 30
                                                   2002        2001
                                              ------------------------
OPERATING ACTIVITIES
Net loss                                        $(191,947)  $(251,698)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                      34,720      31,310
Interest expense on convertible debt issued at
 a conversion rate below market value              50,205           -
Changes in operating assets and liabilities:
Accounts receivable                               (87,782)        (80)
Prepaid expenses and other assets                    (400)       (392)
Accounts payable and accrued expenses               7,622      40,772
Accrued salaries                                        -         981
Other current liabilities                               -      (4,634)
                                              ------------------------
Net cash used in operating activities            (187,582)   (183,741)

INVESTING ACTIVITIES
Purchases of property and equipment                     -     (57,489)

FINANCING ACTIVITIES
Payment on shareholder advance                     (2,000)          -
Net payments on line of credit                    (40,409)          -
Proceeds from convertible debt                    200,000           -
Principal payments of long-term debt
 and capital lease obligation                     (15,192)    (11,563)
Proceeds from sale of common stock                 25,000     150,000
                                              ------------------------
Net cash provided by financing activities         167,399     138,437

Net decrease in cash                              (20,183)   (102,793)

Cash at beginning of period                        46,016     154,573
                                              ------------------------
Cash at end of period                           $  25,833   $  51,780
                                              ========================
SUPPLEMENTAL  DISCLOSURE  OF  CASH
FLOW  INFORMATION

Cash paid for interest during the period        $  21,084   $  13,071
                                              ========================

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.


                      Diversified Product Inspections, Inc.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

1.  BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Diversified Products Inspections, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The condensed consolidated financial statements include the accounts of Diversified Product Inspections, Inc. and its wholly owned subsidiary, Diversified Product Investigations, Inc. ("Investigations"). All inter-company balances and transactions have been eliminated.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and formats required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 2002.

2.     CHANGE  IN  FISCAL  YEAR-END

Effective June 26, 2002, Diversified Product Inspections, Inc., the parent holding company, changed its fiscal year-end from the last day in February to December 31 to correspond with the fiscal year-end of Investigations, its subsidiary operating company. Accordingly, these interim financial statements reflect the change in fiscal year-end.

3.     COMPANY  STOCK  TRANSACTIONS

During January 2002, the Company received $25,000 for 71,429 shares of common stock.

The Company has outstanding stock warrants to a stockholder which allow for the purchase of 375,000 shares of the Company's stock at an exercise price of $1 per share.

As discussed in Note 4, the Company issued 387,097 shares of common stock to a company as a commitment fee related to an equity line of credit agreement. Additionally, the Company issued 222,222 shares of common stock to an attorney for fees associated with this agreement. As these represent costs associated with raising capital, the Company has recorded $140,143 as deferred stock issue costs and an increase to equity pending future funding under this agreement.

                      Diversified Product Inspections, Inc.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)



4.  CONVERTIBLE  DEBT  AND  EQUITY  LINE  OF  CREDIT  AGREEMENT

During April 2002, the Company entered into a subscription agreement with a company (the "Investor") in which the Company will receive up to $300,000 (in $100,000 tranches) from the Investor in return for a corresponding amount of convertible debentures and related warrants. Significant terms of the agreement are summarized as follows:

- The debentures may be converted at any time by the Investor at the lesser of (i) 110% of the average five closing bid prices during the five trading days prior to the issuance date or (ii) 75% of the average of the five lowest closing bid prices during the twenty trading days immediately prior to the conversion date.

- In the event all or any portion of the debentures are outstanding at the end of three years from the date of issuance, the debentures are subject to automatic conversion into Company stock based upon the conversion rate described above.

- The debentures shall pay 6% cumulative interest, payable in arrears at the time of each conversion, in cash or common stock of the Company, at the Company's option.

- The debentures are secured by 4,000,000 shares of the Company's common stock, which is currently owned by the Company's majority stockholders.

- Upon funding of the first tranche, the Company issued to the Investor warrants to purchase the resulting number of shares of the Company's stock that equals the total amount being funded in all three tranches, divided by the share price (five day average closing bid price prior to closing). The warrants will be exercisable for four years from the corresponding closing date of that tranche being funded, at 110% of the five day average closing bid price for the five trading days prior to the closing date of each funding tranche and will carry a cashless provision only at the option of the Company.

During April 2002, the Company received its first $100,000 tranche under the terms of the agreement. As a result of the conversion rates described above which allow for the conversion at a price less than the stock price at the date of the funding, and in accordance with provisions of the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates, the Company recognized interest expense and increased additional paid-in capital by $27,250 related to these debentures at the date of funding. Additionally, in accordance with the terms of the agreement described above, the Company issued warrants to the Investor to purchase an additional 462,963 shares of stock at an exercise price of $0.2376. The Company estimated the value of these warrant to be $1,666 and, accordingly, the $100,000 convertible debt was discounted and additional paid-in capital was increased by this amount.

During June 2002, the Company received its second $100,000 tranche under the terms of the agreement. As a result of the conversion rates described above which allow for the conversion at a price less than the stock price at the date of the funding, and in accordance with provisions of EITF 98-5, the Company recognized interest expense and increased additional paid-in capital by $22,955 related to these debentures at the date of funding. Additionally, in accordance with the terms of the agreement described above, the Company issued warrants to the Investor to purchase an additional 462,963 shares of stock at an exercise price of $0.23. The Company estimated the value of these warrant to be $1,666 and, accordingly, the $100,000 convertible debt was discounted and additional paid-in capital was increased by this amount.

                      Diversified Product Inspections, Inc.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

4.  CONVERTIBLE  DEBT  AND  EQUITY  LINE  OF  CREDIT  AGREEMENT  (CONTINUED)

The third tranche of $100,000 shall be funded to the Company upon the effectiveness of the registration statement covering all common stock of the Company to be registered pursuant to the terms of the secured convertible debentures.

Also during April 2002, the Company entered into an equity line of credit investment agreement with the Investor which provides for the sale of the Company's stock. Subject to the Company's registration statement being declared effective and remaining effective along with the fulfillment of certain other terms and conditions contained in the agreement, the Investor is obligated to purchase up to $3,000,000 of the Company's common stock at a price of 85% of the average of the four lowest closing bid prices of the Company's common stock during the ten days subsequent to the date of the put notice. These purchases will be made via put notices issued at the Company's discretion and each single put notice shall not be less than $15,000 nor more than $150,000. Under the terms of the equity line of credit investment agreement the Company has agreed to issue 387,097 shares of the Company's common stock to the Investor as a commitment fee. Additionally, under the terms of the equity line of credit investment agreement, the Company issued warrants enabling the Investor to purchase 1,388,889 at an exercise price of $0.2376 per share, which is above the trading value of the stock at the date the warrants were issued. These warrants expire in April 2006. As of July 19, 2002, no such put notices have been made by the Company and, accordingly, no stock has been issued under the terms of the equity line of credit.

5.     COMMITMENTS  AND  CONTINGENCIES

The Company currently leases its office and warehouse under an agreement classified as an operating lease. Under the terms of the lease agreement, the Company is obligated to purchase the office and warehouse if the Company receives $3,000,000 in proceeds from a private placement offering. The purchase price will range from between $1,500,750 and $1,607,640, depending on the year the purchase takes place. This purchase obligation expires on December 31, 2004.

6.     LOSS  PER  SHARE  DATA

Basic loss per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt. As a result of the Company's losses, the effect of the outstanding stock warrants and convertible debt has an antidilutive effect and there is no diluted loss per share.

                      Diversified Product Inspections, Inc.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)



6.     LOSS  PER  SHARE  DATA  (CONTINUED)

The following table sets forth the computation of basic loss per share for the periods indicated:

                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                       JUNE 30                       JUNE 30
                                  2002           2001         2002              2001
                               --------------------------   --------------------------

Net  loss                       $  (120,613)  $ (106,054)     $  (191,947)  $ (251,698)

Average  shares  outstanding     14,784,127   13,612,852       14,578,071   13,612,852
                               --------------------------   --------------------------
Basic  loss  per  share         $     (0.01)  $    (0.01)     $     (0.01)  $    (0.02)
                               ==========================   ==========================

7.     GOING  CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continuing losses, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must return to profitable operations and generate additional funds in order to continue as a going concern. The Company has previously successfully raised capital to fund its operations and the Company anticipates raising additional capital as discussed in Note 4.

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

On June 26, 2002, we changed our fiscal year end from the last day in February to December 31. We changed our fiscal year to conform to the fiscal year of our subsidiary, Diversified Product Investigations, Inc.


Results of Operations  for the Six Month Period Ended June 30, 2002

Overview

The Company had net losses of $120,613 for the three months ended June 30, 2002 and had net losses of $191,947 for the sixth month period ended June 30, 2002 as compared to $251,698 for the six month period ended June 30, 2001. Since acquiring the shares of Investigations, the company has focused on conducting investigations and laboratory analysis of a wide variety of products to determine the "cause and origin" of product failures.

Financial Position

As of June 30, 2002, the Company had cash available of $25,833, a decrease of $20,183 from December 31, 2001. This decrease is primarily due to increased cash used in operations. The Company's cash available is principally due to the injection of private placement funds from the sale of our common stock and proceeds of convertible debt.

Revenues

For the three months ended June 30, 2002 and 2001, the Company had total revenues of $522,200 and $269,594 respectively. For the six months ended June 30, 2002 and 2001, the Company had total revenues of $890,262 and $485,023 respectively. Substantially all revenues were derived from investigations and laboratory analysis work related to determining the cause and origin of product failures. Management attributes this increase in revenues to our marketing efforts.

As of June 30, 2002 the Company's total liabilities and stockholders' deficit was $510,976.

Selling, General, and Administrative Expenses

For the three month period ended June 30, 2002, operating expenses increased by $211,271 from $372,036 for the three month period ended June 30, 2001. This increase is primarily related to increased general and administrative expenses which occurred as a result of the Company's increased revenues and an increase of $85,690 in salaries.

For the six months ended June 30, 2002, operating expenses increased by $280,219 from $730,701 for the six months ended June 30, 2001. This increase is primarily related to increased general and administrative expenses which occurred as a result of the Company's increased revenues and an increase of $124,268 in salaries.


Liquidity and Capital Resources

The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the independent auditors' report for the fiscal year ended February 28, 2001.

The Company's operations have been funded primarily from the issuance of its Common Stock for cash and proceeds from convertible debt. This allowed the Company to continue its operations.

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

During April 2002, the Company entered into a subscription agreement with a company (the "Investor") in which the Company will receive up to $300,000 (in $100,000 tranches) from the Investor in return for a corresponding amount of convertible debentures and related warrants. Significant terms of the agreement are summarized as follows:

- The debentures may be converted at any time by the Investor at the lesser of (i) 110% of the average five closing bid prices during the five trading days prior to the issuance date or (ii) 75% of the average of the five lowest closing bid prices during the twenty trading days immediately prior to the conversion date.

- In the event all or any portion of the debentures are outstanding at the end of three years from the date of issuance, the debentures are subject to automatic conversion into Company stock based upon the conversion rate described above.

- The debentures shall pay 6% cumulative interest, payable in arrears at the time of each conversion, in cash or common stock of the Company, at the Company's option.

- The debentures are secured by 4,000,000 shares of the Company's common stock, which is currently owned by the Company's majority stockholders.

- Upon funding of the first tranche, the Company issued to the Investor warrants to purchase the resulting number of shares of the Company's stock that equals the total amount being funded in all three tranches, divided by the share price (five day average closing bid price prior to closing). The warrants will be exercisable for four years from the corresponding closing date of that tranche being funded, at 110% of the five day average closing bid price for the five trading days prior to the closing date of each funding tranche and will carry a cashless provision only at the option of the Company.

During April 2002, the Company received its first $100,000 tranche under the terms of the agreement. As a result of the conversion rates described above which allow for the conversion at a price less than the stock price at the date of the funding, and in accordance with provisions of the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates, the Company recognized interest expense and increased additional paid-in capital by $27,250 related to these debentures at the date of funding. Additionally, in accordance with the terms of the agreement described above, the Company issued warrants to the Investor to purchase an additional 462,963 shares of stock at an exercise price of $0.2376. The Company estimated the value of these warrant to be $1,666 and, accordingly, the $100,000 convertible debt was discounted and additional paid-in capital was increased by this amount.

During June 2002, the Company received its second $100,000 tranche under the terms of the agreement. As a result of the conversion rates described above which allow for the conversion at a price less than the stock price at the date of the funding, and in accordance with provisions of EITF 98-5, the Company recognized interest expense and increased additional paid-in capital by $22,955 related to these debentures at the date of funding. Additionally, in accordance with the terms of the agreement described above, the Company issued warrants to the Investor to purchase an additional 462,963 shares of stock at an exercise price of $0.23. The Company estimated the value of these warrant to be $1,666 and, accordingly, the $100,000 convertible debt was discounted and additional paid-in capital was increased by this amount.

The third tranche of $100,000 shall be funded to the Company upon the effectiveness of the registration statement covering all common stock of the Company to be registered pursuant to the terms of the secured convertible debentures.

Also during April 2002, the Company entered into an equity line of credit investment agreement with the Investor which provides for the sale of the Company's stock. Subject to the Company's registration statement being declared effective and remaining effective along with the fulfillment of certain other terms and conditions contained in the agreement, the Investor is obligated to purchase up to $3,000,000 of the Company's common stock at a price of 85% of the average of the four lowest closing bid prices of the Company's common stock during the ten days subsequent to the date of the put notice. These purchases will be made via put notices issued at the Company's discretion and each single put notice shall not be less than $15,000 nor more than $150,000. Under the terms of the equity line of credit investment agreement the Company has agreed to issue 387,097 shares of the Company's common stock to the Investor as a commitment fee. Additionally, under the terms of the equity line of credit investment agreement, the Company issued warrants enabling the Investor to purchase 1,388,889 at an exercise price of $0.2376 per share, which is above the trading value of the stock at the date the warrants were issued. These warrants expire in April 2006. As of July 19, 2002, no such put notices have been made by the Company and, accordingly, no stock has been issued under the terms of the equity line of credit.

We believe that the net proceeds of our private placements will meet our working capital obligations and fund further development of our business for the next twelve months. However, in order to execute our business plans to expand product offerings and revenue generating opportunities, we will likely require additional working capital. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

Management believes that the above-described actions will provide the Company with its immediate financial requirements to enable it to continue as a going concern. In the event that we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

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

Item 2. Changes in Securities

     During the three month period ended June 30, 2002, the Company issued (i) 387,097 shares of common stock to a company, Sofcon Limited, as a commitment fee related to the Company's equity line of credit agreement for financing; and (ii) the Company issued 222,222 shares of its common stock to an attorney for legal fees associated with the equity line agreement. The Company believes that all of such shares issued were pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     In April 2002, we entered into a subscription agreement with an investor to sell up to $300,000 of our 6% convertible debentures. Under the terms of the agreement, the investor is obligated to purchase three separate $100,000 principal amount debentures, subject to the our satisfying certain conditions described in the agreement. As of the date of this Quarterly Report we have received $200,000 from the sale of our 6% convertible debentures.

     In connection with the sale of the debentures, we issued warrants to Sofcon Limited to purchase 925,926 shares of our common stock exercisable at Prices ranging from $.23 per share to $.2376 per share. The warrants will be exercisable for four years from the date the debenture is funded.

     Also, during April 2002, we entered into an equity line of credit investment agreement with the investor which obligates the investor to purchase up to $3,000,000 of our common stock at a price of 85% of the average trading price, subject to certain terms and conditions contained in the equity line of credit investment agreement. In connection with our equity credit line we issued a four year warrant to purchase 1,388,889 shares of our common stock at an exercise price of $.2376 per share. As of the date of this Quarterly Report, no such put notices have been made by us and, accordingly, no stock has been issued under the terms of this agreement. The Company believes that all of such shares issued were pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     99   Preferability Letter from Coulter & Justus, P.C.

(b) The Company filed a Report on Form 8-K on June 26, 2002 disclosing that it changed its fiscal year end from the last day in February to December 31.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Diversified Product Inspections, Inc.
                                  (Registrant)


Date: August 14, 2002     /s/ John Van Zyll
                           ------------------------------------------
                           John Van Zyll
                           President, Chief Executive Officer and Chairman (Principal Executive Officer and
                            Principal Accounting Officer)


                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Diversified Product Inspections, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                         /s/ John Van-Zyll
                         ______________________________________
                         By: John Van-Zyll
                         Chief Executive Officer/Chief Financial Officer August 14, 2002

EXHBIT 99

                               Preferablity Letter


July  19,  2002


Board  of  Directors
Diversified  Product  Inspections,  Inc.

Note 2 of Notes to Consolidated Condensed Financial Statements of Diversified Product Inspections, Inc. included in its 10-QSB for the three-month and six-month periods ended June 30, 2002 describes a change in fiscal year-end from the last day of February to December 31. You have advised us that you believe that the change is a preferable fiscal year-end as it corresponds with the fiscal year-end of your subsidiary operating company, Diversified Product Investigations, Inc.

We conclude that the change in fiscal year-end is an acceptable alternative which, based on your business judgment to make this change for the reason cited above, is preferable in your circumstances.


     Sincerely,


     /s/  Coulter  &  Justus,  PC
     Knoxville,  Tennessee