Form 10QSB
period 2002-09-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2002-11-13
CIK 1079297

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                                            Yes _X_    No ___

         As of November 6, 2002, there were 14,961,457 shares of common stock, $0.01 par value, issued and outstanding.

                          Index to Financial Statements





Condensed  Consolidated  Balance Sheets                                      F-2
Condensed  Consolidated  Statements  of  Operations                          F-3
Condensed  Consolidated  Statements  of  Cash  Flows                         F-4
Notes  to  Condensed  Consolidated  Financial  Statements                    F-5



                         PART I - FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS


                      Diversified Product Inspections, Inc.
                      Condensed Consolidated Balance Sheets


                                                     September  30     December  31
                                                          2002             2001
                                                    ---------------- ---------------
                                                       (Unaudited)
Assets
Current  assets:
 Cash                                                  $   61,941     $  46,016
 Accounts  receivable,  net                               223,340       104,841
 Refundable  income  taxes                                  5,214         5,214
 Prepaid  expenses  and  other  current  assets             4,453         2,323
                                                    ---------------- ---------------
Total  current  assets                                    294,948       158,394

Property  and  equipment:
 Equipment,  furniture  and  fixtures                     173,655       173,655
 Vehicles                                                  97,737        97,737
 Leasehold  improvements                                   22,727        22,727
                                                    ---------------- ---------------
                                                           294,119      294,119
 Less  accumulated  depreciation  and  amortization        171,440      119,359
                                                    ---------------- ---------------
Net  property  and  equipment                              122,679      174,760

Other  assets                                                4,400        4,400
                                                    ---------------- ---------------
Total  assets                                          $   422,027    $ 337,554
                                                    ================ ===============

Liabilities  and  stockholders'  deficit
Current  liabilities:
 Lines  of  credit                                     $    89,044    $ 123,929
 Accounts  payable  and  accrued  expenses                 206,797      139,567
 Accrued  salaries                                          13,816       13,816
 Advance  from  stockholder                                 16,000       18,000
 Current  portion  of  long-term  debt                      15,794       16,517
 Current  portion  of  capital  lease  obligations           3,935       14,545
                                                    ---------------- ---------------
Total  current  liabilities                                345,386      326,374

Long-term  debt,  less  current  portion                    27,950       38,758
Convertible  debt,  net  of  discount  of $3,332           196,668           --
                                                    ---------------- ---------------
Total  liabilities                                         570,004      365,132

Stockholders'  deficit:
 Common  stock,  par  value  $0.01,  authorized
 50,000,000  shares,  issued  and
 outstanding  14,961,457 in 2002 and 14,255,709 in 2001   149,614       142,558
 Additional  paid-in  capital                           1,604,911     1,390,037
 Accumulated  deficit                                  (1,759,109)   (1,560,173)
 Deferred  stock  issuance  costs                        (143,393)            -
                                                    ---------------- ---------------
Total  stockholders'  deficit                            (147,977)      (27,578)
                                                    ---------------- ---------------
Total  liabilities  and  stockholders'  deficit        $  422,027     $ 337,554
                                                    ================ ===============

     See accompanying Notes to Condensed Consolidated Financial Statements.
                                      F-2

                      Diversified Product Inspections, Inc.
          Condensed Consolidated Statements of Operations (Unaudited)


                                 Three  Months  Ended     Nine  Months  Ended
                                    September  30             September  30
                                 2002           2001     2002              2001
                               -----------------------  --------------------------
Revenues                    $  512,667     $  335,995     $1,402,929    $  821,018

Operating  expenses:
 Salaries                      260,447        185,535        700,935       501,755
 Depreciation                   17,360         17,101         52,081        48,411
 General  and administrative   236,219        200,835        771,930       584,006
                               -----------------------  --------------------------
Total  operating  expenses     514,026        403,471      1,524,946     1,134,172
                               -----------------------  --------------------------


Operating  loss                 (1,359)        (67,476)     (122,017)     (313,154)

Other  income  (expense):
 Other  income                       -          1,348             -        10,953
 Other  expense                      -         (1,155)            -        (3,709)
 Interest  expense              (5,630)        (6,852)       (76,919)     (19,923)
                               -----------------------  --------------------------
Net  other  expense             (5,630)        (6,659)       (76,919)     (12,679)
                               -----------------------  --------------------------
Net  loss                      $(6,989)     $ (74,135)     $(198,936)   $(325,833)
                               =======================  ==========================
Loss  per  common  share        $(0.01)     $   (0.01)     $   (0.01)   $   (0.02)
                               =======================  ==========================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.
          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                            Nine  months  ended
                                                               September  30
                                                              2002        2001
                                                       ----------------------------
Operating  activities
Net  loss                                               $(198,936)     $(325,833)
Adjustments  to  reconcile  net  loss  to  net  cash
 used  in  operating  activities:
  Depreciation  and  amortization                          52,081         48,411
  Interest  expense  on  convertible debt
   issued at a conversion rate below market value          50,205              -
 Changes  in  operating  assets  and  liabilities:
  Accounts  receivable                                   (118,499)       (30,167)
  Prepaid  expenses  and  other  assets                    (2,130)         3,450
  Accounts  payable  and  accrued  expenses                67,230         89,880
  Accrued  salaries                                             -          2,461
  Other  current  liabilities                                   -         (4,634)
                                                       ----------------------------
Net  cash  used  in  operating  activities               (150,049)      (216,432)

Investing  activities
Purchases  of  property  and  equipment                         -        (62,039)

Financing  activities
Payment  on  shareholder  advance                          (2,000)             -
Net  payments  on  line  of  credit                       (34,885)             -
Proceeds  from  convertible  debt                         200,000              -
Principal  payments  of  long-term  debt
  and  capital  lease  obligation                         (22,141)       (22,328)
Proceeds  from  sale  of  common  stock                    25,000        200,000
                                                       ----------------------------
Net  cash  provided  by  financing  activities            165,974        177,672
                                                       ----------------------------

Net  increase  (decrease)  in  cash                        15,925       (100,799)

Cash  at  beginning  of  period                            46,016        154,573
                                                       ----------------------------
Cash  at  end  of  period                              $   61,941      $  53,774
                                                       ============================

Supplemental  disclosure  of  cash  flow  information

Cash  paid  for  interest  during  the  period         $   26,714     $   19,923
                                                       ============================

     See accompanying Notes to Condensed Consolidated Financial Statements.
                                      F-4

                      Diversified Product Inspections, Inc.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

1.  BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Diversified Products Inspections, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

As discussed in Note 4, the Company issued 387,097 shares of common stock to a company as a commitment fee related to an equity line of credit agreement. Additionally, the Company issued 247,222 shares of common stock to certain attorneys for fees associated with this agreement. As these represent costs associated with raising capital, the Company has presented the $143,393 as a reduction of equity pending future funding under this agreement.

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

During April 2002, the Company received its first $100,000 tranche under the terms of the agreement. As a result of the conversion rates described above which allow for the conversion at a price less than the stock price at the date of the funding, and in accordance with provisions of the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates, the Company recognized interest expense and increased additional paid-in capital by $27,250 related to these debentures at the date of funding. Additionally, in accordance with the terms of the agreement described above, the Company issued warrants to the Investor to purchase an additional 462,963 shares of stock at an exercise price of $0.2376. The Company estimated the value of these warrants to be $1,666 and, accordingly, the $100,000 convertible debt was discounted and additional paid-in capital was increased by this amount.

During June 2002, the Company received its second $100,000 tranche under the terms of the agreement. As a result of the conversion rates described above which allow for the conversion at a price less than the stock price at the date of the funding, and in accordance with provisions of EITF 98-5, the Company recognized interest expense and increased additional paid-in capital by $22,955 related to these debentures at the date of funding. Additionally, in accordance with the terms of the agreement described above, the Company issued warrants to the Investor to purchase an additional 462,963 shares of stock at an exercise price of $0.23. The Company estimated the value of these warrants to be $1,666 and, accordingly, the $100,000 convertible debt was discounted and additional paid-in capital was increased by this amount.

                      Diversified Product Inspections, Inc.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)


4.  CONVERTIBLE  DEBT  AND  EQUITY  LINE  OF  CREDIT  AGREEMENT  (CONTINUED)

During October 2002, the Company received its third $100,000 tranche under the terms of the agreement. As a result of the conversion rates described above which allow for the conversion at a price less than the stock price at the date of the funding, and in accordance with provisions of EITF 98-5, the Company recognized interest expense and increased additional paid-in capital by $13,750 related to these debentures at the date of funding. Additionally, in accordance with the terms of the agreement described above, the Company issued warrants to the Investor to purchase an additional 462,963 shares of stock at an exercise price of $0.088. The Company estimated the value of these warrants to be $1,668 and, accordingly, the $100,000 convertible debt was discounted and additional paid-in capital was increased by this amount.

Also during April 2002, the Company entered into an equity line of credit investment agreement with the Investor which provides for the sale of the Company's stock. The Company's registration statement was declared effective in October 2002 and subject to it remaining effective along with the fulfillment of certain other terms and conditions contained in the agreement, the Investor is obligated to purchase up to $3,000,000 of the Company's common stock at a price of 85% of the average of the four lowest closing bid prices of the Company's common stock during the ten days subsequent to the date of the put notice. These purchases will be made via put notices issued at the Company's discretion and each single put notice shall not be less than $15,000 nor more than $150,000. Under the terms of the equity line of credit investment agreement the Company has agreed to issue 387,097 shares of the Company's common stock to the Investor as a commitment fee. Additionally, under the terms of the equity line of credit investment agreement, the Company issued warrants enabling the Investor to purchase 1,388,889 at an exercise price of $0.2376 per share, which is above the trading value of the stock at the date the warrants were issued. These warrants expire in April 2006. As of October 29, 2002, no such put notices have been made by the Company and, accordingly, no stock has been issued under the terms of the equity line of credit.

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

6.     LOSS  PER  SHARE  DATA

Basic loss per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt. As a result of the Company's losses, the effect of the outstanding stock warrants and convertible debt has an antidilutive effect and there is no diluted loss per share.
                                       F-7

                      Diversified Product Inspections, Inc.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)



6.     LOSS  PER  SHARE  DATA  (CONTINUED)

The following table sets forth the computation of basic loss per share for the periods indicated:

                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                            SEPTEMBER 30                         SEPTEMBER 30
                                        2002              2001              2002                2001
                             ------------------  ------------------ -----------------  ----------------
Net loss                       $       (6,989)     $     ( 74,135)    $    (198,936)     $   (325,833)
Average  shares  outstanding       14,955,207          14,125,357        14,693,087        13,997,854
                             ------------------  ------------------ -----------------  ----------------
Basic  loss  per  share        $        (0.01)     $        (0.01)    $       (0.01)     $      (0.02)
                             ==================  ================== =================  ================



7.     GOING  CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continuing losses, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must return to profitable operations and generate additional funds in order to continue as a going concern. The Company has previously successfully raised capital to fund its operations and the Company has arranged for additional capital as discussed in Note 4.

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


Results of Operations  for the Nine Month Period Ended September 30, 2002

Overview

The Company had net losses of $(6,989) for the three months ended September 30, 2002 and had net losses of $(198,936) for the nine month period ended September 30, 2002 as compared to $(325,833) for the nine month period ended September 30, 2001. Since acquiring the shares of Investigations, the company has focused on conducting investigations and laboratory analysis of a wide variety of products to determine the "cause and origin" of product failures.

Financial Position

As of September 30, 2002, the Company had cash available of $61,941 an increase of $46,016 from December 31, 2001. This increase is primarily due to the injection of private placement funds from the sale of our common stock and proceeds of convertible debt.

Revenues

For the nine months ended September 30, 2002 and 2001, the Company had total revenues of $1,402,929 and $821,018 respectively. For the three months ended September 30, 2002 and 2001, the Company had total revenues of $512,667 and $335,995 respectively. Substantially all revenues were derived from investigations and laboratory analysis work related to determining the cause and origin of product failures. Management attributes this increase in revenues to our marketing efforts.

Selling, General, and Administrative Expenses

For the three month period ended September 30, 2002, total operating expenses increased by $110,555 from $403,471 for the three month period ended September 30, 2001. This fluctuation is attributed primarily to an increase in salaries expense of $74,912 due to additional staffing as well as an increase of $35,384 in general and administrative costs.

Liquidity and Capital Resources

The financial condition, liquidity and capital resources of the Company should be assessed in context with the ability of the Company to continue as a going concern as discussed in the independent auditors' report for the fiscal year ended December 31, 2001.

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

Item 3.  Controls  And  Procedures

Management continuously evaluates our internal controls and procedures and believes that such controls and procedures are effective. There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                                     PART II



Item 1. Legal Proceedings.

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.


Item 2. Changes in Securities

No shares of the Company's common stock were issued by the Company during the three month period ended September 30, 2002.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information

During April 2002, the Company entered into a subscription agreement with a company (the "Investor") in which the Company was to receive up to $300,000 (in $100,000 tranches) from the Investor in return for a corresponding amount of convertible debentures and related warrants. Significant terms of the agreement are summarized as follows:

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

In October 2002, the Company's Registration Statement on Form SB-2 related to the shares underlying the convertible debentures and the Company's equity line of credit was declared effective by the Securities and Exchange Commission. Subsequently, in October 2002, the Company received its third $100,000 tranche From the sale of the Company's convertible debenture under the terms of its investment agreement. Additionally, in accordance with the terms of the agreement described above, the Company issued warrants to the Investor to purchase an additional 462,963 shares of the Company's common stock at an exercise price of $0.088.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

(b) The Company did not file a Report on Form 8-K for the third quarter ended September 30, 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Diversified Product Inspections, Inc.
                                  (Registrant)


Date: November 7, 2002     /s/ John Van Zyll
                           ------------------------------------------
                           John Van Zyll
                           President, Chief Executive Officer and Chairman
                           (Principal Executive Officer and
                            Principal Accounting Officer)

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Diversified Product Inspections, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                         /s/ John Van-Zyll
                         ______________________________________
                         By: John Van-Zyll
                         Chief Executive Officer/Chief Financial Officer November 7, 2002

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I,  John Van-Zyll,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Diversified Product Inspections, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  7,  2002



                         /s/ John Van-Zyll
                         ______________________________________
                         By: John Van-Zyll
                         Chief Executive Officer/Chief Financial Officer