Form 10KSB
period 2002-12-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2003-03-26
CIK 1079297

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2002

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

     State issuer's revenues for its most recent fiscal year:    $1,999,975

     The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of March 5, 2003, $.09, was approximately $418,205.25.

     As of March 5, 2003, there were 14,961,457 shares of common stock, $0.01 par value, issued and outstanding.

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

     We currently provide investigative services for over 2,000 insurance adjusters in more than 40 states. At the present time we do not have any contractual agreements with any particular insurance company. Our services are provided on a case by case per their requests. Assignments are provided to us by the individual insurance adjusters who are directed to use our services by their management.

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

Marketing

     We market our product by sponsoring seminars for major insurance companies and through our website located at dpi-inc.com. Our website provides information for consumers, the insurance industry and manufacturers. We provide our seminars at the offices of numerous insurance companies located throughout the United States. Our seminar presentations are geared towards insurance claim adjusters and our seminars include information about our company and information teaching the adjusters how to locate and obtain faulty defective items, which have created damage to the insured's residence. Our seminars also teach the adjusters how to best secure a particular item for inspection to be conducted by our company. At the time of the seminar training, the adjusters are equipped with an adjusters use kit. This kit contains an instruction booklet on how to use our services and it also contains the necessary materials for shipping pieces of evidence involved in claims, to our Tennessee location.

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

* Masonite Siding Class Action lawsuit. We were an expert witness in this lawsuit. We investigated and took samples from over 2,000 homes in 20 states. The lawsuit covered 13.9 million homes in the United States and resulted in a $4.3 billion class action settlement. (1995)

* Louisiana Pacific Class Action lawsuit regarding defective siding. We inspected 2,000 homes in 19 states. It was the defense's contention that the siding could not be positively identified once installed. We developed a method of positively identifying the product through visual inspection and demonstrated this during deposition. The result was a $750,000 class action settlement. (1997)

* Defective Battery Charger. A battery charger in California caused a fire in a strip mall causing heavy damage. We were able to positively identify the origin, cause and manufacturer. Reliance Insurance was able to subrogate a $1,000,000 claim.

* Ply-Gen (Hoover) vs. Pulte Home. Defective siding was installed in over 13,000 homes in Florida. Our investigations and lab analysis resulted in a $23.3 million settlement to the homeowners. (1997)

* Auto accident in Orlando. Driver stated that she had applied brakes, but that they did not work. An independent mechanic inspected the brake system and reported that it was properly functioning and that the driver was at fault. The insurance company hired us to inspect the brakes. Our lab was able to determine that the brake pad material had non-uniform wear characteristics that resulted in high and low spots. The braking friction of the pads was only 30% of their design specifications. The insurance company successfully subrogated the claim. The driver was found to be "not at fault", thus saving her from points on her license and an increase in her insurance premium.

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

Financings

     In April 2002, we entered into a subscription agreement with an investor to sell up to $300,000 of our 6% convertible debentures. Under the terms of the agreement, the investor was obligated to purchase three separate $100,000 principal amount debentures, subject to the our satisfying certain conditions described in the agreement. In connection with the sale of the debentures, we agreed to issue warrants to purchase 462,963 shares of our common stock at an exercise price of $.2376 per share. The warrants will be exercisable for four years from the date the debenture was funded. During April 2002, the Company issued its first $100,000 debenture under this agreement which debenture matures in April 2005 and is secured by 4,000,000 shares of common stock of the Company currently owned by our majority stockholders.

     Additionally, upon filing with the Commission our registration statement and pursuant to the terms of our 6% convertible debenture, we received $100,000, at which time we issued the debenture holder a warrant to purchase 462,963 shares of our common stock at an exercise price of equal to 110% of the 5 day average closing bid price for the 5 trading days prior to the closing date of the funding. Finally, upon effectiveness by the Commission of our registration statement and pursuant to the terms of our 6% convertible
debenture,  we received $100,000, at which time we   issued the debenture
holder a warrant to purchase 462,963 shares of our common stock at an exercise price of equal to 110% of the 5 day average closing bid price for the 5 trading days prior to the closing date of each funding.

     Also, during April 2002, we entered into an equity line of credit investment agreement with the investor which obligates the investor to purchase up to $3,000,000 of our common stock at a price of 85% of the average trading price, subject to our fulfillment of certain terms and conditions contained in the equity line of credit investment agreement. In connection with our equity line of credit, we agreed to issue the investor a warrant to purchase 1,388,889 shares of our common stock exercisable at $.2376 per share. We have filed a registration statement with the Commission that has been declared effective. We have not yet used the active equity line of credit.

Intellectual Property

     We currently hold a federal trademark registration from the United States Patent and Trademark Office (Reg. No: 2206610) for our Diversified Products Inspections, Inc. logo. We also maintain a registered domain name for our Internet Web site located at http://www.dpi-inc.com and http://www.homechecksafety.com.

Employees

     As of March 1, 2002, we have approximately twenty-five full time employees and four part time employees. We have never experienced a work stoppage and we believe that our employee relations are good. Our success depends to a large extent upon the continued services of our key managerial employees and investigators. The loss of such personnel could have a material adverse effect on our business and our results of operations.

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


We Had a Net loss for the Year Ended December 31, 2002 of $149,570. We Expect Losses To Continue In The Future And There Is A Risk We May Never Become Profitable.

     We had a net loss of $425,609 for the year ended December 31, 2001. We incurred net losses of $149,570 for the fiscal year ended December 31, 2002. Our future operations may not be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to promote our services via seminars. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.


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

     The product investigation industry in regards to subrogation for product failure is a new and growing market. While there may be several companies that offer fire or product investigations which have achieved substantially greater market share than we have, and have longer operating histories, have larger customer bases, have substantially greater financial, development and marketing resources than we do, to our knowledge there are few, if any, companies that offer a full scope of services that are tailored to the insurance industry. Our service includes fire investigation, product failure analysis, engineering and air & mold contamination investigations. Existing or future competitors may develop or offer products that are comparable or superior to ours at a lower price, which could adversely harm our business, results of operations and financial condition.

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

     As of March 5, 2003, we had 14,961,457 shares of our common stock issued and outstanding. Of such shares, 11,293,927 shares of common stock were restricted and 3,667,530 shares were free trading. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

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

The Application Of The "Penny Stock Regulation" Could Adversely Affect The Market Price Of Our Common Stock

         Our securities are deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. We can give no assurance that the price of our securities will reach or maintain such a level.

There is Uncertainty As To Our Continuation As A Going Concern.

As shown in the accompanying financial statements, the Company had net losses of $149,570 in 2002 and $425,609 in 2001 and liabilities which exceed assets at December 31, 2002. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time.
Management recognizes the Company must achieve profitable operations and generate additional funds in order to continue as a going concern.

Our 6% debentures are convertible by the debenture holders into shares of our common stock at any time. As such, purchasers of our common stock could experience substantial dilution of their investment upon conversion of such securities.

     Our 6% convertible debentures are convertible into such number of shares of common stock equal to the lesser of (a) 110% of the average closing bid price for the five trading days preceding the closing date or (b) 75% of the average of the five lowest closing bid prices of our common stock during the twenty trading days preceding the conversion date. If an aggregated principal amount of $300,000 of our convertible debentures were converted on March 1, 2003, the debentures would have been convertible at a price of $.06 and convertible into approximately 5,000,000 shares of our common stock. If an aggregate of $300,000 in the principal amount of our debentures were converted and 1,388,889 warrants were exercised on March 1, 2003, they would have equaled 6,388,889 shares of our common stock. Pursuant to the terms of the transaction, however, the number of convertible debentures could prove to be significantly greater in the event of a decrease in the trading price of our common stock. The following table presents the number of shares of our common stock that we would be required to issue as of March 1, 2003 and the number of shares we would be required to issue if our common stock declined by 50% or 75%:

                               If Debentures were
                               Converted On March           50%             75%
                               1, 2003                     Decline        Decline
                              -----------------     -----------------   ----------------

Conversion price per share:    $.06                     $.03               $.015

Total shares issuable(1):      5,000,000                10,000,000         20,000,000

------------

(1) Such figure does not include the issuance of common stock upon exercise of four year warrants to purchase 1,388,889 shares of our common stock at an exercise price of $.2376 per share.


Our Existing Shareholders Will Experience Significant Dilution From Our Sale Of Shares Under Our Equity Line Of Credit

     The sale of shares pursuant to the Equity Line of Credit, if used, will have a dilutive impact on our stockholders and the market price of our common stock could decline. In addition, the lower our stock price is the more shares of common stock we will have to issue under the Equity Line of Credit to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

Item 2. Properties.

     We lease our facilities located at 3 East Main Street, Oak Ridge, Tennessee 37830 for use as our corporate headquarters. We entered into our lease commencing on January 1, 2001 for a period of thirty six months and currently pay a monthly rental fee of $17,500.00. We currently lease our office and warehouse under an agreement classified as an operating lease. Under the terms of the lease agreement, we are obligated to purchase the office and warehouse if we receive $3,000,000 in proceeds from a private placement offering. The purchase price will range from between $1,553,276 and $1,607,640, depending on the year the purchase takes place. This purchase obligation expires on December 31, 2004. We are currently negotiating for lower monthly rental fees. We believe that our leased properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.


 Item 3. Legal Proceedings.

     As of the date hereof, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

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

                                Common Stock
                          High Bid         Low Bid
                         -----------      -----------

First Quarter 2001           $1.50           $1.37
Second Quarter 2001          $1.75           $0.75
Third Quarter 2001           $1.50           $0.25
Fourth Quarter 2001          $1.23           $0.40

First Quarter 2002           $0.45           $0.18
Second Quarter 2002          $0.50           $0.14
Third Quarter 2002           $0.16           $0.09
Fourth Quarter 2002          $0.22           $0.07



SECURITY  HOLDERS

     At March 5, 2003 there were 14,961,457 shares our common stock outstanding which were held by approximately 527 stockholders of record.

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

Recent  Sales  of  Unregistered  Securities

     For the fourth quarter of the year ended December 31, 2002, we physically issued 25,000 shares of our common stock, in October, to one individual as consideration for legal services rendered to the Company for a previous quarter. Such shares are restricted. We believe such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On November 4, 2002, the Company issued stock options to two employees to purchase 250,000 shares each of the Company's stock at an exercise price of $0.11 which equaled 120% of the closing bid price at the grant date. These options vest at the rate of 20% annually beginning at the grant date and expire upon termination of employment. Additionally, on November 25, 2002, the Company issued stock options equally to substantially all employees to purchase a total of 28,000 shares of the Company's stock at an exercise price of $0.18 which equaled 120% of the closing bid price at the grant date. Accordingly, at December 31, 2002, there were 128,000 stock options exercisable related to these issuances. We believe such issuance was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

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

For the Year Ended December 31, 2002

Revenues for the year ended December 31, 2002 were $1,999,975, while total operating expenses were 2,043,780. This reflects an $819,280 increase in revenue, while the Company's operating expenses increased by $464,778 from the year ended December 31, 2001. The Company attributes this increase in revenues to its marketing efforts. The Company had a net loss of $149,570 for the year ended December 31, 2002 or $.01 per share. This net loss is a decrease from $425,609 from the year ended December 31, 2001. There have been no significant changes in the Company's accounting policies.

At December 31, 2002, the Company had cash of $115,018 principally due to the injection of private placement funds from the sale of the Company's convertible debentures.

At December 31, 2002 the Company had a net stockholders' deficit of $131,193 and total liabilities and stockholders' (deficit) of $507,789.

The Company's total liabilities at December 31, 2002 were 638,982 which represents an increase of $273,850 greater than the liabilities of $365,132 at December 31, 2001. This increase primarily related to the $300,000 from convertible debentures issued in 2002.

The Company believes that the net proceeds of the Company's 2002 private placements will meet its working capital obligations and fund further development of its business for the next twelve months. However, in order to execute our business plans to expand product offerings and revenue generating opportunities, we will likely require additional working capital. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

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

Also, during April 2002, we entered into an equity line of credit investment agreement with the investor which obligates the investor to purchase up to $3,000,000 of our common stock at a price of 85% of the average trading price, subject to certain terms and conditions contained in the equity line of credit investment agreement. In connection with the Company's equity credit line it issued a four year warrant to purchase 1,388,889 shares of its common stock at an exercise price of $.2376 per share. As of March 5, 2003, no such put notices have been made by the Company and, accordingly, no stock has been issued under the terms of this agreement

Management believes that the above-described actions will provide the Company with its immediate financial requirements to enable it to continue as a going concern. In the event that the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations.

Results of Operations for the period ended December 31, 2001 compared to December 31, 2000.

Financial  Position

The total assets of the Company decreased from December 31, 2000 to December 31, 2001. Cash has decreased by approximately $109,000 due primarily to cash used in operations and equipment purchases, offset by the injection of cash from proceeds of the sale of common stock. Also, the cash balance was unusually high at December 31, 2000 due to cash proceeds from the sale of common stock being received just prior to year end. Additionally, the Company's current liabilities increased by approximately $138,000 due to cash flow issues along with timing of when certain liabilities were paid. The Company has continued to make regular payments on long-term debt and lease obligations and accordingly, these balances decreased during 2001.

     During March 2001, the Company underwent a reverse merger with a company which was essentially a shell company and had no significant operations. The reverse merger was essentially accounted for as a recapitalization of the Company. As part of this reverse merger, the Company issued 1,330,432 shares of common stock to certain professionals for their services. The statement of stockholders' (deficit) equity presented in the accompanying financial statements has been retroactively restated to reflect the Company's equity position as if the reverse merger had take place prior to the earliest period presented. Additionally, during 2001, the Company issued 642,857 shares of stock for just over $200,000 in cash. There were no other items effecting equity other than the Company's 2001 net loss.

Revenues  and  Expenses

Overall revenues increased approximately 20 percent during 2001. The Company attributes this increase to our continued marketing efforts resulting in an increase number of inspections. Despite this increase in revenues, operating expenses only increased approximately 3 percent primarily as a result of the Company's successful efforts to lower administrative expenses. Additionally, during 2001, the Company renegotiated its office and warehouse space lease agreement resulting in a $54,000 decrease in rent expense. The largest increase in operating expenses resulted in an increase in professional fees associated with the Company's regulatory filings. Various other operating expense accounts increased as expected due to the increase in volume of business. The Company's interest expense increased due to new long-term debt acquired by the Company at the end of 2000 resulting in a full year of interest expense in 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, " Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation", transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company's results of operations, financial position or cash flow.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 7, MD&A, about accounting policies management believes are most critical in portraying the company's financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     The Company recognizes revenue when the earnings process is complete, which is typically after an investigation has been completed and the final written report has been submitted, reviewed and approved by management. Once the final report has been approved, the Company has no further obligation to the customer.

     The allowance for doubtful accounts is periodically reviewed and adjusted based upon historical trends, review of accounts receivable aging and other factors, in an effort to estimate any uncollectible accounts recorded in accounts receivable.

     During December 2001, the Company was advanced $18,000 from a major stockholder of the Company. This advance is non-interest bearing, and there are no stated repayment terms. During 2002, $4,000 was repaid leaving an outstanding balance of $14,000 as of December 31, 2002.

     The Company has no goodwill or other intangible assets thus no impairment analysis is required.

IMPACT OF INFLATION

     Inflationary factors have not had a significant effect on our operations.

Item 7. Financial Statements

     Our Financial Statements for the year ended December 31, 2002 are included as part of this Form 10-KSB Report and are after the signature page.

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


Item 10.    Executive Compensation.


     The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Executive Officers as executive officers of the Company through December 31, 2002 (collectively, the "named executive officers") for services rendered to the Company in all capacities during the three calendar years ended December 31st.


         Annual  Compensation                Awards               Payouts
         -------------------                 ------               -------
Name  and                                   Restricted
Principal                                   Stock
Position(s)              Year    Salary($)  Bonus($)  Other($)        Awards(#  shares)
                                                    Compensation
John Van Zyll, Chief      1999   21,599.63
Executive Officer         2000   34,505.00
                          2001   40,646.84              120,977         120,977 shares(2)
                          2002   40,323.01


Marvin Stacy, Chief       1999   21,599.63
Operating Officer         2000   29,079.00
                          2001   41,136.55              120,977         120,977 shares(2)
                          2002   41,020.70

Ann M. Furlong,           1999   21,599.63
Secretary                 2000   27,906.00
                          2001   40,502.00              120,977         120,977 shares(2)
                          2002   40,321.46

     (1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.

     (2) Such shares were issued as shares of Diversified Products
Investigations, Inc., our subsidiary, and were subsequently exchanged for shares of our common stock as part of the reverse merger.


Compensation of Directors

     On November 4, 2002, the Company issued stock options to two directors to purchase 250,000 shares each of the Company's stock at an exercise price of $0.11 which equaled 120% of the closing bid price at the grant date. These options vest at the rate of 20% annually beginning at the grant date and expire upon termination of employment.

     During the fiscal year ending December 31, 2002, other than as described above, no other officer or director received any type of compensation from our Company for serving as such. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

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

                           Number  of  Shares  of             Percent of
                              Common  Stock                   Common Stock
                              Beneficially                    Beneficially
Name  of                     Owned  or  Right                 Owned or Right
Beneficial  Owner            to  Direct  Vote (1)            to Direct Vote
----------------            ------------------             ------------------

John Van Zyll                    5,436,811                        36.3%

Marvin Stacy                     2,436,110                       16.28%

Ann M. Furlong                   2,436,811                       16.28%

Warren Wankelman                   50,000(2)                       (*)

Matt Walters                       55,000(2)                       (*)

All Executive Officers and
Directors  as a Group          10,414,732(3)                     69.14%
(Five (5) persons)

- --------------
(*) Represents less than one percent (1%) of the outstanding shares of our common stock.

     (1) Based upon 14,961,457 shares of our common stock issued and outstanding as of March 5, 2003. The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after March 5, 2003. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares.

     (2)  Includes options to purchase 50,000 shares of common stock.

     (3) Includes options held by two directors to purchase an aggregate of 100,000 shares of our common stock

Item 12. Certain Relationships and Related Transactions.

Not Applicable

ITEM 13.  CONTROLS AND PROCEDURES

     (a)     Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

     Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b)     Changes in Internal Control.
             ---------------------------

     Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 14. Exhibits and Reports on Form 8-K.

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

10.2      Diversified Product  Inspections,  Inc. Year 2001  Employee/Consultant
          Stock Compensation Plan filed as an Exhibit to the Company's registration statement on Form S-8 filed with the Commission on March 6, 2001 and incorporated herein by reference.

     (b) Reports on Form 8-K.

The Company did not file a Current Report on Form 8-K for the fourth quarter ended December 31, 2002.



                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Dated March 26, 2003
                            Diversified Product Inspections, Inc.

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

/s/ John Van Zyll
__________________
John Van Zyll         Chairman of the Board                    March 26, 2003

/s/ Marvin Stacy
__________________
Marvin Stacy          Chief Operating Officer and Director     March 26, 2003

/s/ Ann M. Furlong
__________________
Ann M. Furlong        Secretary and Director                   March 26, 2003

/s/ Warren Wankelman
__________________
Warren Wankelman      Director                                 March 26, 2003

/s/ Matt Walters
__________________
Matt Walters          Director                                 March 26, 2003

                      Diversified Product Inspections, Inc.

                              Financial Statements

                          Year ended December 31, 2002







                      Diversified Product Inspections, Inc.

                        Consolidated Financial Statements

                          Year ended December 31, 2002


                                    CONTENTS






Report of Independent Auditors......................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets.........................................F-2
Consolidated Statements of Operations...............................F-4
Consolidated Statements of Stockholders' (Deficit) Equity...........F-5
Consolidated Statements of Cash Flows...............................F-6
Notes to Consolidated Financial Statements..........................F-7

                         Report of Independent Auditors



The Board of Directors
Diversified Product Inspections, Inc.


We have audited the accompanying consolidated balance sheets of Diversified Product Inspections, Inc. and its wholly-owned subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Product Inspections, Inc. and subsidiary at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                         /s/Coulter & Justus, P.C.


Knoxville, Tennessee
March 4, 2003

                      Diversified Product Inspections, Inc.

                           Consolidated Balance Sheets

                                                                                    DECEMBER 31
                                                                            2002                  2001
                                                                    --------------------------------------------

ASSETS
Current assets:
   Cash                                                                      $115,018             $ 46,016
   Accounts receivable, net of reserve for doubtful
     accounts of $39,000 in 2002 and $17,000 in 2001
                                                                              259,641              104,841
   Refundable income taxes                                                          -                5,214
   Prepaid expenses and other current assets                                    2,221                2,323
                                                                    --------------------------------------------
 Total current assets                                                         376,880              158,394

Property and equipment:
   Equipment, furniture & fixtures                                            195,279              173,655
   Vehicles                                                                    97,737               97,737
   Leasehold improvements                                                      22,727               22,727
                                                                    --------------------------------------------
                                                                              315,743              294,119
   Less accumulated depreciation and amortization                             189,234              119,359
                                                                    --------------------------------------------
Net property and equipment                                                    126,509              174,760

Other assets                                                                    4,400                4,400


                                                                    ============================================

Total assets                                                                 $507,789             $337,554
                                                                    ============================================




                                                                                   DECEMBER 31
                                                                            2002                 2001
                                                                    -------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Lines of credit                                                       $      83,863         $     123,929
   Accounts payable and accrued expenses                                       170,190               139,567
   Accrued salaries                                                             22,561                13,816
   Advance from stockholder                                                     14,000                18,000
   Current portion of notes payable                                             17,338                16,517
   Current portion of capital lease obligations                                  3,014                14,545
                                                                    ---------------------------------------------
Total current liabilities                                                      310,966               326,374

Notes payable, less current portion                                             22,648                38,758
Capital lease obligations, less current portion                                 10,368                     -
Convertible debt, net of discount of $5,000                                    295,000                     -
                                                                    ---------------------------------------------
Total liabilities                                                              638,982               365,132

Stockholders' deficit:
   Common stock:
     Par value--$0.01 per share
     Authorized shares--50,000,000
     Issued  and  outstanding  shares--14,961,457  in 2002
       and 14,255,709 in 2001                                                  149,615               142,557
   Additional paid-in capital                                                1,620,328             1,390,038
   Accumulated deficit                                                      (1,709,743)           (1,560,173)
   Deferred stock issuance costs                                              (191,393)                    -
                                                                    ---------------------------------------------
 Net stockholders' deficit                                                    (131,193)              (27,578)
                                                                    ---------------------------------------------
Total liabilities and stockholders' deficit                              $     507,789         $     337,554
                                                                    =============================================



See accompanying Notes to Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

                      Consolidated Statements of Operations

                                                                           YEAR ENDED DECEMBER 31
                                                                        2002                   2001
                                                                ---------------------------------------------

Revenues                                                                $1,999,975            $1,180,695

Operating expenses:
   Salaries and related benefits                                           951,520               703,036
   Rent                                                                    210,269               212,855
   Administration                                                          140,320                93,253
   Postage and shipping costs                                              214,799                95,165
   Utilities and telephone                                                  59,120                71,885
   Travel and related costs                                                 32,686                31,658
   Taxes, licenses and permits                                              32,381                53,953
   Depreciation and amortization                                            69,875                69,401
   Professional fees                                                       196,483               106,030
   Vehicle                                                                  29,767                33,393
   Insurance                                                                58,441                56,318
   Advertising                                                              20,055                24,935
   Bad debt expense                                                         22,000                     -
   Miscellaneous                                                             6,064                27,120
                                                                ---------------------------------------------
Total operating expenses                                                 2,043,780             1,579,002
                                                                ---------------------------------------------
Operating loss                                                             (43,805)             (398,307)

Interest expense                                                          (105,765)              (27,302)
                                                                ---------------------------------------------
Net loss                                                                $ (149,570)           $ (425,609)
                                                                =============================================

Basic and diluted loss per common share                                     $(0.01)               $(0.03)
                                                                =============================================



See accompanying Notes to Consolidated Financial Statements.


                      Diversified Product Inspections, Inc.

            Consolidated Statements of Stockholders' (Deficit) Equity


                                                     NUMBER OF                                           DEFERRED       TOTAL
                                                      SHARES                  ADDITIONAL                   STOCK     STOCKHOLDERS'
                                                    ISSUED AND    COMMON        PAID-IN  ACCUMULATED      ISSUANCE     (DEFICIT)
                                                    OUTSTANDING    STOCK        CAPITAL    DEFICIT         COSTS        EQUITY
                                                  --------------------------------------------------------------------------------

Balance at January 1, 2001                        13,612,852    $136,128      $1,196,452   $(1,134,564) $       -    $  198,016
   Shares issued for cash                            642,857       6,429         193,586             -          -       200,015
   Net loss for 2001                                       -           -               -      (425,609)         -      (425,609)
                                                  --------------------------------------------------------------------------------
Balance at December 31, 2001                      14,255,709     142,557       1,390,038    (1,560,173)         -       (27,578)
   Stock issued for cash                              71,429         714          24,286             -          -        25,000
   Issuance of conversion privileges related to
     convertible debt                                      -           -          63,955             -          -        63,955
   Discount on convertible debt                            -           -           5,000             -          -         5,000
   Stock issued for costs  associated with
     equity line of credit                           634,319       6,344         137,049             -   (143,393)            -
   Professional fees associated with equity
     line of credit                                        -           -               -       (48,000)   (48,000)
   Net loss for 2002                                       -           -               -      (149,570)         -      (149,570)
                                                  --------------------------------------------------------------------------------
 Balance at December 31, 2002                     14,961,457    $149,615      $1,620,328   $(1,709,743) $(191,393)    $(131,193)
                                                  ================================================================================





See accompanying Notes to Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

                      Consolidated Statements of Cash Flows




                                                                                  YEAR ENDED DECEMBER 31
                                                                               2002                   2001
                                                                       ----------------------------------------------

OPERATING ACTIVITIES
Net loss                                                                      $(149,570)            $(425,609)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Interest expense recorded from initial convertible debt
       funding                                                                   63,955                     -
     Depreciation                                                                58,688                52,957
     Amortization                                                                11,187                16,444
     Provision for bad debts                                                     22,000                     -
     Changes in operating assets and liabilities:
       Accounts receivable                                                     (176,800)               (3,492)
       Refundable income taxes                                                    5,214                     -
       Prepaid expenses and other assets                                            102                 4,056
       Accounts payable and accrued expenses                                     30,623                69,795
       Accrued salaries                                                           8,745                 2,977
       Other liabilities                                                              -                (4,634)
                                                                       ----------------------------------------------
Net cash used in operating activities                                          (125,856)             (287,506)

INVESTING ACTIVITIES
Purchases of property and equipment                                              (6,934)              (60,369)

FINANCING ACTIVITIES
(Repayments to) advance from shareholder                                         (4,000)               18,000
Net (payments) proceeds from lines of credit                                    (40,066)               50,837
Principal payments on notes payable and capital lease
   obligations                                                                  (31,142)              (29,534)
Professional fees associated with equity line of credit                         (48,000)                    -
Proceeds from sale of common stock                                               25,000               200,015
Proceeds from convertible debt                                                  300,000                     -
                                                                       ----------------------------------------------
Net cash provided by financing activities                                       201,792               239,318
                                                                       ----------------------------------------------

Net increase (decrease) in cash                                                  69,002              (108,557)

Cash at beginning of year                                                        46,016               154,573
                                                                       ----------------------------------------------
Cash at end of year                                                           $ 115,018            $   46,016
                                                                       ==============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                       $   32,810            $   27,302



SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITY
Equipment purchases financed through capital lease obligations
                                                                             $   14,690         $           -

See accompanying Notes to Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002



1.       ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The  consolidated  financial  statements  include the  accounts  of  Diversified
Product Inspections, Inc. ("Inspections") and its wholly-owned subsidiary, Diversified Product Investigations, Inc. ("Investigations"), collectively referred to as the "Company". All intercompany balances and transactions have been eliminated.


DESCRIPTION OF BUSINESS

The Company specializes in conducting investigations and laboratory analysis of a wide variety of products to determine the "cause and origin" of product failures. The Company's primary customers consist of national insurance companies that are interested in subrogating claims to recover losses. Subrogation is a legal principle which provides that, to the extent an insurer has paid for a loss, the insurer receives the policyholder's right to recover from any third party that caused the loss. The Company has accumulated a large database of known defective products that includes photos and other documentation that are used in their investigations. The Company also provides storage of the evidence collected during the investigation, until it is requested by the customer to be disposed.


MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company's largest customers are national insurance customers. Revenues from the Company's largest individual customers accounted for approximately 21.0%, 17.2%, 15.7% in 2002 and 28.6%, 14.4%, 11.3% and 11.2% in 2001 of total revenue.


CHANGE IN FISCAL YEAR-END

Effective June 26, 2002, Inspections (the legal acquirer) changed its fiscal year end for financial statement purposes form the last day in February to December 31 to be consistent with Investigations (the accounting acquirer). As Inspections is only a holding company and has no significant operations, there was no significant effect on the Company's reported operating results.


REVENUE RECOGNITION

The Company recognizes revenue when the earnings process is complete, which is typically after an investigation has been completed and the final written report has been submitted, reviewed and approved by management. Once the final report has been approved, the Company has no further obligation to the customer.

                      Diversified Product Inspections, Inc.

1.       ACCOUNTING POLICIES (CONTINUED)


ACCOUNTS RECEIVABLE

Three customers have accounts receivable balances greater than 10% of the total at December 31, 2002 and 2001. These customers account for 26.2%, 15.7% and 11.2% at December 31, 2002, and 21.2%, 15.8% and 14.2% at December 31, 2001, of
total accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support customer receivables. The Company charges accounts to bad debt expense as they are determined to be uncollectible based upon a review of aging and collections. Credit losses, when realized, have been within the range of the Company's expectations and, historically, have not been significant.


PROPERTY AND EQUIPMENT

Property and equipment is carried at cost. Repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

         Equipment, furniture and fixtures           3-7 years
         Vehicles                                       5 years
         Leasehold improvements                         3 years


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

RECLASSIFICATIONS

Certain amounts in the prior year have been reclassified to conform with 2002 classifications.

                      Diversified Product Inspections, Inc.

2.       REORGANIZATION AND COMPANY STOCK TRANSACTIONS

During March 2001, Inspections, then named Fairfax Group, Inc., underwent a reverse merger which was accounted for as a recapitalization of Investigations. At the time of the merger, Fairfax Group, Inc. was essentially a shell company and had no significant operations. Although Inspections became the legal acquirer as part of this recapitalization, Investigations is considered the acquirer for accounting treatment purposes. The statement of stockholders' (deficit) equity was retroactively restated to reflect the Company's equity position as if the reverse merger had taken place prior to the earliest period presented. Immediately after the reverse merger, Fairfax Group, Inc. changed its name to Diversified Product Inspections, Inc.

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

During September and October 2001, the Company received $50,000 for 142,857 shares of common stock.

During January 2002, the Company received $25,000 for 71,429 shares of common stock.

As discussed in Note 3, the Company issued 387,097 shares of common stock to a company as a commitment fee related to an equity line of credit agreement. Additionally, the Company issued 247,222 shares of common stock to certain attorneys for fees associated with this agreement. The Company also paid professional fees of $48,000 associated with this agreement. As these represent costs associated with raising capital, the Company has presented the $191,393 as a reduction of equity pending future funding under this agreement.

As a result of the warrants described above and those related to the convertible debt and equity line of credit discussed in Note 3 and the employee stock options discussed in Note 9, the Company has reserved 3,680,778 shares of common stock for future issuance.

3.       CONVERTIBLE DEBT AND EQUITY LINE OF CREDIT AGREEMENT

During April 2002, the Company entered into a subscription agreement with a company (the "Investor") in which the Company ultimately received $300,000 (in $100,000 tranches) from the Investor in return for a corresponding amount of convertible debentures and related warrants. Significant terms of the agreement are summarized as follows:

o The debentures may be converted at any time by the Investor at the lesser of (i) 110% of the average five closing bid prices during the five trading days prior to the issuance date or (ii) 75% of the average of the five lowest closing bid prices during the twenty trading days immediately prior to the conversion date.

o In the event all or any portion of the debentures are outstanding at the end of three years from the date of issuance, the debentures are subject to automatic conversion into Company stock based upon the conversion rate described above.

                      Diversified Product Inspections, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)


3.  CONVERTIBLE DEBT AND EQUITY LINE OF CREDIT AGREEMENT (CONTINUED)

o The debentures shall pay 6% cumulative interest, payable in arrears at the time of each conversion, in cash or common stock of the Company, at the Company's option.

o The debentures are secured by 4,000,000 shares of the Company's common stock, which is currently owned by the Company's majority stockholders.

o Upon funding of the first tranche, the Company issued to the Investor warrants to purchase the resulting number of shares of the Company's stock that equals the total amount being funded in all three tranches, divided by the share price (five day average closing bid price prior to closing). The warrants are exercisable for four years from the corresponding closing date of that tranche being funded, at 110% of the five day average closing bid price for the five trading days prior to the closing date of each funding tranche and carry a cashless provision only at the option of the Company.

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

                      Diversified Product Inspections, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)


3.  CONVERTIBLE DEBT AND EQUITY LINE OF CREDIT AGREEMENT (CONTINUED)

Also during April 2002, the Company entered into an equity line of credit investment agreement with the Investor which provides for the purchase of shares of the Company's common stock. Subject to the Company's fulfillment of certain terms and conditions contained in the agreement, the Investor is obligated to purchase up to $3,000,000 of the Company's common stock at a price of 85% of the average of the four lowest closing bid prices of the Company's common stock during the ten days subsequent to the date of the put notice. These purchases will be made via put notices issued at the Company's discretion and each single put notice shall not be less than $15,000 nor more than $150,000. The effective date of this equity line of credit agreement was October 2002 and it expires in April 2004. Under the terms of the equity line of credit investment agreement, the Company has issued 387,097 shares of the Company's common stock to the Investor as a commitment fee. Additionally, under the terms of the equity line of credit investment agreement, the Company issued warrants enabling the Investor to purchase 1,388,889 at an exercise price of $0.2376 per share, which is above the trading value of the stock at the date the warrants were issued. These warrants expire in April 2006. As of March 4, 2003, no such put notices have been made by the Company and, accordingly, no stock (other than the stock issued related to the commitment fee) has been issued under the terms of the equity line of credit.

4.  NOTES PAYABLE AND LINES OF CREDIT

Notes payable are summarized as follows as of December 31:

                                                                                       2002                2001
                                                                                 ------------------ -------------------

       Note payable,  secured by a vehicle, due in monthly installments of $597, including interest at 5.9%, through February 2004
                                                                                       $ 9,830            $16,807
       Note payable,  secured by a vehicle, due in monthly installments of $330, including interest at 11%, through November 2005
                                                                                         9,852             12,568
       Note payable,  secured by a vehicle, due in monthly installments of $333, including interest at 11%, through November 2005
                                                                                         9,923             12,658
       Note payable,  secured by a vehicle, due in monthly installments of $348, including interest at 11%, through November 2005
                                                                                        10,381             13,242
                                                                                 ------------------ -------------------
                                                                                        39,986             55,275
       Less portion classified as current                                               17,338             16,517
                                                                                 ------------------ -------------------
       Long-term portion                                                               $22,648            $38,758
                                                                                 ================== ===================

The vehicles securing these notes payable have a carrying amount of $38,877 as of December 31, 2002.

Aggregate maturities of the Company's notes payable as of December 31, 2002, are as follows:

         2003                                         $17,338
         2004                                          12,114
         2005                                          10,534
                                                -------------------
                                                      $39,986
                                                ===================

                      Diversified Product Inspections, Inc.

4.  NOTES PAYABLE AND LINES OF CREDIT (CONTINUED)

The Company utilizes numerous credit cards with financial institutions as lines of credit. These credit cards accrue interest at varying rates of between 0% and 28.49% as of December 31, 2002. Maximum borrowings available under the existing credit cards as of December 31, 2002 was $154,000 ($70,137 unused). All of these credit cards are unsecured and require minimum monthly payments.

5.  LEASE OBLIGATIONS

The Company leases certain equipment under an agreement which is classified as a capital lease. This agreement expires in 2006.

The Company also leases their office and warehouse, along with certain equipment, under agreements classified as operating leases. The Company has an agreement with the office and warehouse lessor in which the Company is obligated to purchase the office and warehouse if the Company receives $3,000,000 in proceeds from a private placement offering. The purchase price will range from $1,553,276 to $1,607,640, depending on the year the purchase takes place. This purchase obligation expires on December 31, 2004.

Future minimum payments for leases, by year and in the aggregate, consist of the following as of December 31, 2002:

                                                                            OPERATING            CAPITAL
                                                                       -------------------- -------------------

         2003                                                                  $213,076              $ 4,911
         2004                                                                   219,972                4,911
         2005                                                                   218,736                4,911
         2006                                                                         -                2,866
                                                                                            -------------------
                                                                       --------------------
         Total minimum lease payments                                          $651,784               17,599
                                                                       ====================
         Amount representing interest                                                                  4,217
                                                                                            -------------------
         Present value of net minimum lease payments                                                 $13,382
                                                                                            ===================

Property and equipment includes the following amounts for capital leases as of December 31:

                                                                              2002                 2001
                                                                       -------------------- -------------------

         Equipment                                                              $58,765              $44,075
         Less accumulated amortization                                           42,211               31,024
                                                                       -------------------- -------------------
                                                                                $16,554              $13,051
                                                                       ==================== ===================

Amortization of these assets, computed by the straight-line method over the lesser of the life of the asset or the term of the lease, is included in depreciation and amortization expense.

                      Diversified Product Inspections, Inc.

6.       INCOME TAXES

For tax purposes the Company has net operating loss ("NOL") carryovers which are available to offset future taxable income. These NOL carryovers expire as follows:


                                                                         NOL CARRYOVER
                                                 --------------------------------------------------------------
               YEAR               YEAR OF
             GENERATED           EXPIRATION              PARENT              SUBSIDIARY            TOTAL
        -------------------- ------------------- ----------------------- -------------------- -----------------

               1995                 2010                  $ 10,943           $           -        $    10,943
               1996                 2011                     1,704                       -              1,704
               1997                 2012                     1,979                       -              1,979
               1998                 2018                    99,100                       -             99,100
               1999                 2019                   109,805                       -            109,805
               2000                 2020                   108,786                  96,462            205,248
               2001                 2021                         -                 436,265            436,265
               2002                 2022                         -                  63,382             63,382
                                                 ----------------------- -------------------- -----------------
                                                          $332,317                $596,109           $928,426
                                                 ======================= ==================== =================


The amount of future taxable income which may be offset by NOL carryovers of the parent is limited due to the change of ownership associated with the reverse merger which occurred in March 2001 and is estimated to be approximately $21,000 annually.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31:

                                                                                2002                 2001
                                                                        --------------------- --------------------
   Deferred tax assets:
     NOL carryovers                                                             $355,494              $313,586
     Expenses not currently deductible                                           172,817               171,328
     Reserve for doubtful accounts                                                14,933                 6,453
     Book over tax depreciation                                                    8,422                     -
     Other                                                                           523                   437
                                                                        --------------------- --------------------
                                                                                 552,189               491,804
     Valuation allowance for deferred tax assets                                (552,189)             (487,338)
                                                                        --------------------- --------------------
   Net deferred tax assets                                                             -                 4,466
   Deferred tax liability - tax over book depreciation                                 -                 4,466
                                                                        --------------------- --------------------
   Net deferred tax assets                                                 $           -         $           -
                                                                        ===================== ====================

The valuation allowance was increased by $64,851 in 2002 and $285,357 in 2001 due to increases in deferred tax assets for which realization is not probable.



                      Diversified Product Inspections, Inc.

7.       LOSS PER SHARE DATA

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

The following table sets forth the computation of basic loss per share for the year ended December 31:

                                        2002                       2001
                              ------------------------- -----------------------

 Net loss                            $   (149,570)             $   (425,609)
 Average shares outstanding            14,749,249                13,997,467
                              ------------------------- -----------------------
 Basic loss per share                      $(0.01)                   $(0.03)
                              ========================= =======================

8.       RELATED PARTY TRANSACTION

During December 2001, the Company was advanced $18,000 from a stockholder of the Company. This advance is noninterest bearing, and there are no stated repayment terms. During 2002, $4,000 was repaid, leaving an outstanding balance of $14,000 as of December 31, 2002.

9.       EMPLOYEE STOCK OPTIONS

On November 4, 2002, the Company issued stock options to two employees to purchase 250,000 shares each of the Company's stock at an exercise price of $0.11 which equaled 120% of the closing bid price at the grant date. These options vest at the rate of 20% annually beginning at the grant date and expire upon termination of employment. Additionally, on November 25, 2002, the Company issued stock options equally to substantially all employees to purchase a total of 28,000 shares of the Company's stock at an exercise price of $0.18 which equaled 120% of the closing bid price at the grant date. Accordingly, at December 31, 2002, there were 128,000 stock options exercisable related to these issuances. The Company has elected to account for the stock options under
Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for theses stock options. Had compensation expense for the stock options been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, Accounting for Stock Based Compensation, the effect on the Company's reported operating results would not have been significant.

10.      CONTINGENCIES

The Company is currently in dispute with an attorney regarding approximately $40,000 in billed professional fees, which the Company contends it does not owe. The ultimate outcome of this matter is not presently determinable and accordingly, no amounts have been recorded in the accompanying financial statements.

                      Diversified Product Inspections, Inc.

11.      CONTINUING OPERATIONS

As shown in the accompanying financial statements, the Company had net losses of $149,570 in 2002 and $425,609 in 2001 and liabilities which exceed assets at December 31, 2002. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time.
Management recognizes the Company must achieve profitable operations and generate additional funds in order to continue as a going concern. Management believes operating results will continue to improve and any additional cash flow needs will be facilitated through the $3,000,000 equity line of credit discussed in Note 3.

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Diversified Product Inspections, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                         /s/ John Van-Zyll
                         ______________________________________
                         By: John Van-Zyll
                         Chief Executive Officer/Chief Financial Officer March 26, 2003

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I,  John Van-Zyll,  certify  that:

     1. I have reviewed this Annual Report on Form 10-KSB of Diversified Product Inspections, Inc.

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

Date:  March 26, 2003
                         /s/ John Van-Zyll
                         ______________________________________________
                         By: John Van-Zyll
                         Chief Executive Officer/Chief Financial Officer