Form 10QSB
period 2003-03-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2003-05-15
CIK 1079297

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                                            Yes _X_    No ___

         As of May 13, 2003, there were 14,961,457 shares of common stock, $0.01 par value, issued and outstanding.



                         PART I - FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS





                          Index to Financial Statements



Condensed Consolidated Balance Sheets................................F-2
Condensed Consolidated Statements of Operations......................F-3
Condensed Consolidated Statements of Cash Flows......................F-4
Notes to Condensed Consolidated Financial Statements.................F-5


                      Diversified Product Inspections, Inc.

                      Condensed Consolidated Balance Sheets



                                                                            March 31          December 31
                                                                              2003                2002
                                                                       ----------------------------------------
                                                                          (Unaudited)

Assets
Current assets:
   Cash                                                                       $   79,768        $   115,018
   Accounts receivable, net of reserve for
     doubtful accounts of $39,000 in 2003 and 2002
                                                                                 281,444            259,641
   Prepaid expenses and other current assets                                       3,221              2,221
                                                                       ----------------------------------------
 Total current assets                                                            364,433            376,880

Property and equipment:
   Equipment, furniture and fixtures                                             200,020            195,279
   Vehicles                                                                       97,737             97,737
   Leasehold improvements                                                         22,727             22,727
                                                                        ----------------------------------------
                                                                                 320,484            315,743
   Less accumulated depreciation and amortization                                206,853            189,234
                                                                       ----------------------------------------
Net property and equipment                                                       113,631            126,509

Other assets                                                                       4,400              4,400
                                                                       ----------------------------------------
Total assets                                                                  $  482,464       $    507,789
                                                                       ========================================

Liabilities and stockholders' deficit
Current liabilities:
   Lines of credit                                                            $   46,122        $    83,863
   Accounts payable and accrued expenses                                         117,572            170,190
   Accrued salaries                                                                8,262             22,561
   Advance from stockholder                                                        6,019             14,000
   Current portion of notes payable                                               16,463             17,338
   Current portion of capital lease obligation                                     3,135              3,014
                                                                       ----------------------------------------
Total current liabilities                                                        197,573            310,966

Notes payable, less current portion                                               20,273             22,648
Capital lease obligation, less current portion                                     9,560             10,368
Convertible debt, net of discount of $5,000                                      295,000            295,000
                                                                       ----------------------------------------
Total liabilities                                                                522,406            638,982

Stockholders' deficit:
   Common stock, par value $0.01 per share --authorized 50,000,000 shares, issued and outstanding 14,961,457 shares
                                                                                 149,615            149,615
   Additional paid-in capital                                                  1,620,328          1,620,328
   Accumulated deficit                                                        (1,618,492)        (1,709,743)
   Deferred stock issuance costs                                                (191,393)          (191,393)
                                                                       ----------------------------------------
Total stockholders' deficit                                                      (39,942)          (131,193)
                                                                       ----------------------------------------
Total liabilities and stockholders' deficit                                   $  482,464         $  507,789
                                                                       ========================================

See accompanying Notes to Condensed Consolidated Financial Statements.

                                      F-2


                      Diversified Product Inspections, Inc.

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                                  Three months ended
                                                                                       March 31
                                                                               2003               2002
                                                                        ---------------------------------------

Revenues                                                                      $566,730           $368,062

Operating expenses:
   Salaries                                                                    262,730            196,798
   Depreciation and amortization                                                17,619             17,359
   General and administrative                                                  185,383            213,455
                                                                        ---------------------------------------
 Total operating expenses                                                      465,732            427,612
                                                                        ---------------------------------------

 Operating income (loss)                                                       100,998            (59,550)

 Interest expense                                                               (9,747)           (11,783)
                                                                        ---------------------------------------

Net income (loss)                                                             $ 91,251           $(71,333)
                                                                        =======================================

 Basic and diluted earnings (loss) per common share                         $    0.01          $   (0.01)
                                                                        =======================================




See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                                              Three months ended
                                                                                   March 31
                                                                           2003                 2002
                                                                   ------------------------------------------

Operating activities
Net income (loss)                                                          $ 91,251             $(71,334)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                           17,619               17,359
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (21,803)             (44,771)
       Prepaid expenses and other assets                                     (1,000)                   -
       Accounts payable and accrued expenses                                (52,618)              44,665
       Accrued salaries                                                     (14,299)                   -
                                                                   ------------------------------------------
Net cash provided by (used in) operating activities                          19,150              (54,081)

Investing activities
Purchases of property and equipment                                          (4,741)                   -

Financing activities
Payment on shareholder advance                                               (7,981)                   -
Net (payments) proceeds from lines of credit                                (37,741)               7,413
Principal payments of notes payable   and capital
   lease obligation                                                          (3,937)              (7,584)
Proceeds from sale of common stock                                                -               25,000
                                                                   ------------------------------------------
Net cash (used in) provided by financing activities                         (49,659)              24,829
                                                                   ------------------------------------------

Net decrease in cash                                                        (35,250)             (29,252)

Cash at beginning of period                                                 115,018               46,016
                                                                   ------------------------------------------
Cash at end of period                                                      $ 79,768             $ 16,764
                                                                   ==========================================

Supplemental disclosure of cash flow information

Cash paid for interest during the period                                   $  9,747             $ 11,783
                                                                   ==========================================


See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.


        Notes to Condensed Consolidated Financial Statements (Unaudited)



1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Products Inspections, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

2.       Commitments and Contingencies

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

3.    Income Tax Provision

Due to the Company's net operating loss carry-forwards, no provision for income taxes is required for the three months ended March 31, 2003.

                      Diversified Product Inspections, Inc.


  Notes to Condensed Consolidated Financial Statements (continued) (Unaudited)



4.       Earnings (Loss) Per Share Data

Basic earnings (loss) per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt.

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the periods indicated:



                                                           Three months ended
                                                                March 31
                                                        2003                2002
                                                 ---------------------------------------

Basic:
   Net income (loss)                               $       91,251      $      (71,333)
   Average shares outstanding                          14,961,457          14,309,281
                                                 ---------------------------------------
   Basic earnings (loss) per share                 $         0.01      $        (0.01)
                                                 =======================================

Diluted:
   Net income (loss)                               $       91,251      $      (71,334)
   Add interest on convertible debt                         1,500                   -
                                                 ---------------------------------------
   Total                                           $       92,751      $      (71,334)
                                                 =======================================

   Average shares outstanding                          14,961,457          14,309,281
   Effect of dilutive stock options - based on
     treasury stock method                                 41,667                   -
   Assumed conversion of 6% convertible debt              123,457                   -
                                                 ---------------------------------------
   Total                                               15,126,581          14,309,281
                                                 =======================================
   Diluted earnings (loss) per share               $         0.01      $        (0.01)
                                                 =======================================


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

Results of Operations  for the Three Month Period Ended March 31, 2003

Financial Position

The only significant change in our balance sheet between December 31, 2002 and March 31, 2003 was the successful reduction of our line of credit balances, accounts payable and accrued expenses by approximately $90,000. This was facilitated by our first quarter net income and related cash flow.

Statement  of  Operations

Primarily due to our marketing efforts, we have successfully increased our first quarter revenues by almost $200,000, or 54%, between 2003 and 2002. Additionally, while attaining this growth, our total operating expenses have increased by only approximately $38,000 or 9%. The primary increase in our operating expenses was related to salaries as we have increased our number of employees. During this same period, we have successfully managed our general and administrative expense resulting in a decrease in these expenses by almost $30,000. As a result of our efforts, our first quarter 2003 net income was $91,251

Liquidity and Capital Resources

Prior to the first quarter of 2003, the Company's operations had been funded primarily from the issuance of its Common Stock for cash and proceeds from convertible debt. As previously discussed cash flow results for the first quarter period of 2003 were sufficient to fund operating costs and allow the reduction of our line of credit balances, accounts payable, and accrued expenses.

The Company anticipates that revenues will continue to be generated from the investigative and analysis services and that such revenues will fund the current level of operations. Provided that revenues continue and/or additional funding is secured, the Company believes that it can continue to meet its capital needs. There can be no assurance that the Company will be successful in these efforts.

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


Item 2. Changes in Securities

No shares of the Company's common stock were issued by the Company during the three month period ended March 31, 2003.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information


       None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

(b) The Company did not file a Report on Form 8-K for the first quarter ended March 31, 2003.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Diversified Product Inspections, Inc.
                                  (Registrant)


Date: May 13, 2003       /s/ John Van Zyll
                           ------------------------------------------
                           John Van Zyll
                           President, Chief Executive Officer and Chairman (Principal Executive Officer and
                            Principal Accounting Officer)

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Diversified Product Inspections, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                         /s/ John Van-Zyll
                         ____________________________________________
                         By: John Van-Zyll
                         Chief Executive Officer/Chief Financial Officer May 13, 2003

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

Date: May 13, 2003



                         /s/ John Van-Zyll
                         ______________________________________
                         By: John Van-Zyll
                         Chief Executive Officer/Chief Financial Officer