Form 10QSB
period 2003-06-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2003-08-12
CIK 1079297

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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


                                 (865) 482-8480
                           ---------------------------
                           (Issuer`s telephone number)


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

                                            Yes _X_    No ___

         As of August 10, 2003, there were 14,961,457 shares of common stock, $0.01 par value, issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS




                          Index to Financial Statements




Condensed Consolidated Balance Sheets...............................F-2
Condensed Consolidated Statements of Operations.....................F-3
Condensed Consolidated Statements of Cash Flows.....................F-4
Notes to Condensed Consolidated Financial Statements................F-5



                      Diversified Product Inspections, Inc.

                      Condensed Consolidated Balance Sheets



                                                                              June 30           December 31
                                                                                2003                2002
                                                                       ----------------------------------------
                                                                            (Unaudited)

Assets
Current assets:
   Cash                                                                       $   68,838        $   115,018
   Accounts receivable, net of reserve for
     doubtful accounts of $35,000 in 2003 and
     $39,000 in 2002                                                             313,241            259,641
   Prepaid expenses and other current assets                                       2,221              2,221
                                                                       ----------------------------------------
 Total current assets                                                            384,300            376,880

Property and equipment:
   Equipment, furniture and fixtures                                             238,723            195,279
   Vehicles                                                                       97,737             97,737
   Leasehold improvements                                                         22,727             22,727
   Construction in progress                                                       16,625                -
                                                                       ----------------------------------------
                                                                                 375,812            315,743
   Less accumulated depreciation and amortization                                224,170            189,234
                                                                       ----------------------------------------
Net property and equipment                                                       151,642            126,509

Other assets                                                                       4,400              4,400
                                                                       ----------------------------------------
Total assets                                                                 $   540,342       $    507,789
                                                                       ========================================

Liabilities and stockholders` deficit
Current liabilities:
   Lines of credit                                                           $    34,140        $    83,863
   Accounts payable and accrued expenses                                         127,669            170,190
   Accrued salaries                                                                7,820             22,561
   Advance from stockholder                                                        1,269             14,000
   Current portion of notes payable                                               15,032             17,338
   Current portion of capital lease obligation                                     3,260              3,014
                                                                       ----------------------------------------
Total current liabilities                                                        189,190            310,966

Notes payable, less current portion                                               17,806             22,648
Capital lease obligation, less current portion                                     8,693             10,368
Convertible debt, net of discount of $5,000                                      295,000            295,000
                                                                       ----------------------------------------
Total liabilities                                                                510,689            638,982

Stockholders` equity (deficit):
   Common stock, par value $0.01 per share --authorized 50,000,000 shares,
     issued and outstanding 14,961,457 shares                                    149,615            149,615
   Additional paid-in capital                                                  1,620,328          1,620,328
   Accumulated deficit                                                        (1,548,897)        (1,709,743)
   Deferred stock issuance costs                                                (191,393)          (191,393)
                                                                       ----------------------------------------
Total stockholders` equity (deficit)                                              29,653           (131,193)
                                                                       ========================================
                                                                       ----------------------------------------
Total liabilities and stockholders` equity (deficit)                         $   540,342         $  507,789
                                                                       ========================================

See accompanying Notes to Condensed Consolidated Financial Statements.




                      Diversified Product Inspections, Inc.

           Condensed Consolidated Statements of Operations (Unaudited)



                                                            Three months ended                      Six months ended
                                                                 June 30                                 June 30
                                                         2003                2002               2003                2002
                                                  -------------------------------------------------------------------------------

Revenues                                                $602,139           $ 522,200         $1,168,869          $  890,262

Operating expenses:
   Salaries                                              276,449             243,690            539,179             440,488
   Depreciation and amortization                          17,317              17,361             34,936              34,720
   General and administrative                            231,414             322,256            416,797             535,712
                                                  -------------------------------------------------------------------------------
 Total operating expenses                                525,180             583,307            990,912           1,010,920
                                                  -------------------------------------------------------------------------------

 Operating income (loss)                                  76,959             (61,107)           177,957            (120,658)

 Interest expense                                         (7,364)            (59,506)           (17,111)            (71,289)
                                                  -------------------------------------------------------------------------------

Net income (loss)                                       $ 69,595           $(120,613)       $   160,846           $(191,947)
                                                  ===============================================================================

 Basic and diluted earnings (loss) per common
   share                                              $        -        $     (0.01)      $       0.01          $    (0.01)
                                                  ===============================================================================




See accompanying Notes to Condensed Consolidated Financial Statements.


                      Diversified Product Inspections, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                                               Six months ended
                                                                                    June 30
                                                                           2003                 2002
                                                                   ------------------------------------------


Operating activities
Net income (loss)                                                          $160,846            $(191,947)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                           34,936               34,720
     Interest expense on convertible debt issued at a conversion
       rate below market value                                                    -               50,205
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (53,600)             (87,782)
       Prepaid expenses and other assets                                          -                 (400)
       Accounts payable and accrued expenses                                (42,521)               7,622
       Accrued salaries                                                     (14,741)                   -
                                                                   ------------------------------------------
Net cash provided by (used in) operating activities                          84,920             (187,582)

Investing activities
Purchases of property and equipment                                         (60,069)                   -

Financing activities
Payments on shareholder advance                                             (12,731)              (2,000)
Net payments on lines of credit                                             (49,723)             (40,409)
Proceeds from convertible debt                                                    -              200,000
Principal payments of notes payable   and capital
   lease obligation                                                          (8,577)             (15,192)
Proceeds from sale of common stock                                                -               25,000
                                                                   ------------------------------------------
Net cash (used in) provided by financing activities                         (71,031)             167,399
                                                                   ------------------------------------------

Net decrease in cash                                                        (46,180)             (20,183)

Cash at beginning of period                                                 115,018               46,016
                                                                   ------------------------------------------
Cash at end of period                                                      $ 68,838           $   25,833
                                                                   ==========================================



Supplemental disclosure of cash flow information

Cash paid for interest during the period                                   $ 17,111           $   21,084
                                                                   ==========================================


See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.


        Notes to Condensed Consolidated Financial Statements (Unaudited)



1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Products Inspections, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company`s annual report on Form 10-KSB for the year ended December 31, 2002.

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

During June 2003, the Company entered into an agreement with another company for the development and design of certain software. At June 30, 2003, the Company had a remaining commitment of approximately $30,000 related to this agreement.

3.    Income Tax Provision

Due to the Company`s net operating loss carry-forwards, no provision for income taxes is required for the three and six months ended June 30, 2003.

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

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the periods indicated:




                                                    Three months ended                    Six months ended
                                                         June 30                               June 30
                                                 2003                2002              2003               2002
                                          ----------------------------------------------------------------------------

Basic:
   Net income (loss)                        $       69,595       $    (120,613)     $     160,846     $    (191,947)
   Average shares outstanding                   14,961,457          14,784,127         14,961,457        14,578,071
                                          ----------------------------------------------------------------------------
   Basic earnings (loss) per share          $            -      $        (0.01)    $         0.01    $        (0.01)
                                          ============================================================================

Diluted:
   Net income (loss)                        $       69,595      $     (120,613)    $      160,846    $     (191,947)
   Add interest on convertible debt                  1,500                   -              3,000                 -
                                          ----------------------------------------------------------------------------
                                            $       71,095      $     (120,613)    $      163,846    $     (191,947)
                                          ============================================================================

   Average shares outstanding                   14,961,457          14,784,127         14,961,457        14,578,071
   Effect  of  dilutive  stock  options -
     based on
     treasury stock method                         133,333                   -            133,333                 -
   Assumed conversion of 6% convertible
     debt                                          191,358                   -            191,358                 -
                                          ----------------------------------------------------------------------------
   Total                                        15,286,148          14,784,127         15,286,148        14,578,071
                                          ============================================================================
   Diluted earnings (loss) per share        $            -      $        (0.01)    $         0.01    $        (0.01)
                                          ============================================================================




Item 2. Management`s Discussion and Analysis of Results of Operations

Introduction

     This Quarterly Report on Form 10-QSB for the period ended June 30, 2003 should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

General

We specialize in conducting investigations and laboratory analysis of a wide variety of products to determine the cause and origin of product failures. Our primary customers consist of national insurance companies that are interested in subrogating claims to recover losses. Subrogation is a legal principle, which provides that, to the extent an insurer has paid for a loss, the insurer receives the policyholder`s right to recover from any third party that caused the loss. We have accumulated a large database of known defective products that includes photos and other documentation that are used in their investigations. Additionally, we provide for the storage of evidence and derive revenues from the secure storage of materials.

On June 26, 2002, we changed our fiscal year end from the last day in February to December 31. We changed our fiscal year to conform to the fiscal year of our subsidiary, Diversified Product Investigations, Inc.

Financial  Position

The primary change in our financial position between December 31, 2002 and June 30, 2003 was the successful reduction of our lines of credit balances, account payable and accrued expenses and our advance from a stockholder by approximately $127,000. This was facilitated by our year-to-date net income and related cash flow. Additionally, during the second quarter of 2003, we purchased additional computer equipment and contracted for the development and design of certain software with a total cost of approximately $46,000. At June 30, 2003, approximately one-third of this software development and design process was complete, and accordingly, we have recorded $16,625 as construction in progress.

Statement  of  Operations

Primarily due to our continued marketing efforts, we have successfully increased our revenues for the three and six months ended June 30, 2003 by 15% and 30%, respectively, compared to the same periods in 2002. Additionally, while attaining this growth, our total operating expenses have decreased for the three and six months ended June 30, 2003 compared to 2002. The primary reason for the decrease in operating expenses was related to a decrease in general and administrative expenses despite an increase in salaries expense as we have increased our number of employees. As a result of our efforts, we have produced net income for the three and six months ended June 30, 2003 compared to losses in the same periods in 2002.

Liquidity  and  Capital  Resources

Prior to 2003, the Company's operations had been funded primarily from the issuance of its common stock for cash and proceeds from convertible debt. As previously discussed, cash flow from operations for the three and six months ended June 30, 2003 were sufficient to fund operations and to reduce our current liabilities.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company`s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company`s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 3.  Controls  And  Procedures

Management continuously evaluates our internal controls and procedures and believes that such controls and procedures are effective. There were no changes in the Company`s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company`s most recent evaluation.

                                     PART II



Item 1. Legal Proceedings.

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.


Item 2. Changes in Securities

No shares of the Company`s common stock were issued by the Company during the three month period ended June 30, 2003.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information


       None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b) The Company did not file a Report on Form 8-K for the second quarter ended June 30, 2003.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Diversified Product Inspections, Inc.
                                      (Registrant)


Date: August 10, 2003       /s/ John Van Zyll
                           ------------------------------------------
                           John Van Zyll
                           President, Chief Executive Officer and Chairman (Principal Executive Officer and
                            Principal Accounting Officer)

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

     4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

     6. The registrant`s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 10, 2003



                         /s/ John Van-Zyll
                         ______________________________________
                         By: John Van-Zyll
                         Chief Executive Officer/Chief Financial Officer