Form 10QSB
period 2003-09-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2003-11-14
CIK 1079297

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                                            Yes _X_    No ___

         As of November 12, 2003, there were 14,961,457 shares of common stock, $0.01 par value, issued and outstanding.

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


                      Diversified Product Inspections, Inc.

                      Condensed Consolidated Balance Sheets

                                                                          September 30        December 31
                                                                              2003                2002
                                                                       ----------------------------------------
                                                                          (Unaudited)

Assets
Current assets:
   Cash                                                                      $   122,717        $   115,018
   Accounts receivable, net of reserve for doubtful accounts of
     $55,000 in 2003 and $39,000 in 2002                                         332,292            259,641
   Prepaid expenses and other current assets                                       2,221              2,221
                                                                       ----------------------------------------
 Total current assets                                                            457,230            376,880

Property and equipment:
   Equipment, furniture and fixtures                                             248,053            195,279
   Vehicles                                                                       97,737             97,737
   Leasehold improvements                                                         22,727             22,727
   Construction in progress                                                       33,250                  -
                                                                       ----------------------------------------
                                                                                 401,767            315,743
   Less accumulated depreciation and amortization                                240,670            189,234
                                                                       ----------------------------------------
Net property and equipment                                                       161,097            126,509

Other assets                                                                       4,400              4,400
                                                                       ----------------------------------------
Total assets                                                                 $   622,727       $    507,789
                                                                       ========================================

Liabilities and stockholders' deficit
Current liabilities:
   Lines of credit                                                            $   20,490        $    83,863
   Accounts payable and accrued expenses                                         113,279            170,190
   Accrued salaries                                                               26,942             22,561
   Advance from stockholder                                                        2,020             14,000
   Current portion of notes payable                                               13,582             17,338
   Current portion of capital lease obligation                                     3,390              3,014
                                                                       ----------------------------------------
Total current liabilities                                                        179,703            310,966

Notes payable, less current portion                                               15,148             22,648
Capital lease obligation, less current portion                                     7,792             10,368
Convertible debt, net of discount of $5,000                                      295,000            295,000
                                                                       ----------------------------------------
Total liabilities                                                                497,643            638,982

Stockholders' equity (deficit):
   Common stock, par value $0.01 per share --authorized 50,000,000 shares, issued and outstanding 14,961,457 shares
                                                                                 149,615            149,615
   Additional paid-in capital                                                  1,620,328          1,620,328
   Accumulated deficit                                                        (1,453,466)        (1,709,743)
   Deferred stock issuance costs                                                (191,393)          (191,393)
                                                                       ----------------------------------------
Total stockholders' equity (deficit)                                             125,084           (131,193)
                                                                       ----------------------------------------
Total liabilities and stockholders' equity (deficit)                          $  622,727         $  507,789
                                                                       ========================================

See accompanying Notes to Condensed Consolidated Financial Statements.

                                      F-2


                      Diversified Product Inspections, Inc.

           Condensed Consolidated Statements of Operations (Unaudited)



                                                            Three months ended                      Nine months ended
                                                               September 30                           September 30
                                                         2003                2002               2003                2002
                                                  -------------------------------------------------------------------------------

Revenues                                               $ 671,709            $512,667           $1,840,578        $1,402,929

Operating expenses:
   Salaries                                              319,547             260,447              858,726           700,935
   Depreciation and amortization                          16,500              17,360               51,436            52,081
   General and administrative                            233,361             236,219              650,158           771,930
                                                  -------------------------------------------------------------------------------
 Total operating expenses                                569,408             514,026            1,560,320         1,524,946
                                                  -------------------------------------------------------------------------------

 Operating income (loss)                                 102,301              (1,359)             280,258          (122,017)

 Interest expense                                         (6,870)             (5,630)             (23,981)          (76,919)
                                                  -------------------------------------------------------------------------------

Net income (loss)                                       $ 95,431           $  (6,989)          $  256,277        $ (198,936)
                                                  ===============================================================================

 Basic and diluted earnings (loss) per common
   share                                              $    0.01           $        -         $    0.02         $     (0.01)
                                                  ===============================================================================




See accompanying Notes to Condensed Consolidated Financial Statements.



                      Diversified Product Inspections, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                                                     Nine months ended
                                                                                       September 30
                                                                                 2003                 2002
                                                                         ------------------------------------------

Operating activities
Net income (loss)                                                                $256,277            $(198,936)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                 51,436               52,081
     Provision for bad debts                                                       16,000                    -
     Interest expense on convertible debt issued at a conversion rate
       below market value                                                               -               50,205
     Changes in operating assets and liabilities:
       Accounts receivable                                                        (88,651)            (118,499)
       Prepaid expenses and other assets                                                -               (2,130)
       Accounts payable and accrued expenses                                      (56,911)              67,230
       Accrued salaries                                                             4,381                    -
                                                                         ------------------------------------------
Net cash provided by (used in) operating activities                               182,532             (150,049)

Investing activities
Purchases of property and equipment                                               (86,024)                   -

Financing activities
Payments on shareholder advance                                                   (11,980)              (2,000)
Net payments on lines of credit                                                   (63,373)             (34,885)
Proceeds from convertible debt                                                          -              200,000
Principal payments of notes payable and capital lease
   obligation                                                                     (13,456)             (22,141)
Proceeds from sale of common stock                                                      -               25,000
                                                                         ------------------------------------------
Net cash (used in) provided by financing activities                               (88,809)             165,974
                                                                         ------------------------------------------

Net increase in cash                                                                7,699               15,925

Cash at beginning of period                                                       115,018               46,016
                                                                         ------------------------------------------
Cash at end of period                                                            $122,717            $  61,941
                                                                         ==========================================



Supplemental disclosure of cash flow information

Cash paid for interest during the period                                         $ 23,981           $   26,714
                                                                         ==========================================


See accompanying Notes to Condensed Consolidated Financial Statements.

                                      F-4

                      Diversified Product Inspections, Inc.


Notes to Condensed Consolidated Financial Statements (Unaudited)



1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Products Inspections, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

During June 2003, the Company entered into an agreement with another company for the development and design of certain software. At September 30, 2003, the Company had a remaining commitment of approximately $14,000 related to this agreement.

3.    Income Tax Provision

Due to the Company's net operating loss carry-forwards, no provision for income taxes is required for the three and nine months ended September 30, 2003.

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

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the periods indicated:


                                                     Three months ended                    Nine months ended
                                                       September 30                          September 30
                                                 2003                2002              2003               2002
                                          ----------------------------------------------------------------------------

Basic:
   Net income (loss)                         $      95,431      $       (6,989)     $     256,277     $    (198,936)
   Average shares outstanding
                                                14,961,457          14,955,207         14,961,457        14,693,087
                                          ----------------------------------------------------------------------------
   Basic earnings (loss) per share          $         0.01      $            -     $         0.02    $        (0.01)
                                          ============================================================================

Diluted:
   Net income (loss)                        $       95,431      $       (6,989)    $      256,277    $     (198,936)
   Add interest on convertible debt
                                                     1,500                   -              4,500                 -
                                          ----------------------------------------------------------------------------
                                            $       96,931      $       (6,989)    $      260,777    $     (198,936)
                                          ============================================================================

   Average shares outstanding                   14,961,457          14,955,207         14,961,457        14,693,087
   Effect  of  dilutive  stock  options -
     based on
     treasury stock method                         643,750                   -            643,750                 -
   Assumed conversion of 6% convertible
     debt                                          208,333                   -            208,333                 -
                                          ----------------------------------------------------------------------------
   Total                                        15,813,540          14,955,207         15,813,540        14,693,087
                                          ============================================================================
   Diluted earnings (loss) per share
                                            $        0.01       $            -     $         0.02    $        (0.01)
                                          ============================================================================



Item 2. Management`s Discussion and Analysis of Results of Operations

Introduction

  This Quarterly Report on Form 10-QSB for the period ended September 30, 2003 should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

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

 Financial Position

Our net accounts receivable has increased by approximately $73,000 between December 31, 2002 and September 30, 2003, primarily as a result of our increase in revenues discussed below. Additionally, through the third quarter of 2003, we purchased additional computer and other equipment and contracted for the development and design of certain software with a total cost of approximately $46,000. At September 30, 2003, approximately two-thirds of this software development and design process was complete, and accordingly, we have recorded $33,250 as construction in progress. As a result of our year-to-date net income and related positive cash flows, we have continued our successful efforts to reduce our lines of credit balances, account payable and accrued expenses and our advance from a stockholder balances. Accordingly, these amounts have decreased by approximately $128,000 since December 31, 2002.

Statement of Operations

Primarily due to our continued marketing efforts, the Company has successfully increased our revenues for the three and nine months ended September 30, 2003 by 31% compared to the same periods in 2002. Additionally, while attaining this revenue growth, our total operating expenses have increased for the three and nine months ended September 30, 2003 only by 11% and 2%, respectively, compared to the same periods in 2002. The primary reason for the decrease in operating expenses as a percentage of revenues was related to lower general and administrative expenses despite higher salaries expense as we have increased our number of employees. As a result of our efforts, we have produced net income for the three and nine months ended September 30, 2003 compared to losses in the same periods in 2002.

Liquidity and Capital Resources

Prior to 2003, the Company`s operations had been funded primarily from the issuance of its common stock for cash and proceeds from convertible debt. As previously discussed, cash flow results for the three and nine months ended September 30, 2003 were sufficient to fund operating costs and to reduce our current liabilities.

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

Item 3.  Controls  And  Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-QSB. Each of them has, within 90 days of the filing date of this Quarterly Report, evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC, and have determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this Quarterly Report.

INTERNAL CONTROLS

To meet their responsibility for financial reporting, the CEO and CFO have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company's assets are protected from loss.

THERE WERE NO SIGNIFICANT CHANGES IN COMPANY'S INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF THE CEO'S AND CFO'S MOST RECENT EVALUATION.

                                     PART II



Item 1. Legal Proceedings.

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.


Item 2. Changes in Securities

No shares of the Company`s common stock were issued by the Company during the three month period ended September 30, 2003.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information


       None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

  31 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

Certification of Chief Executive Officer pursuant to  18 U.S.C.
      Section  1350,  as  adopted  pursuant  to Section 906 of Sarbanes-
      Oxley Act.


(b) The Company did not file a Report on Form 8-K for the third quarter ended September 30, 2003.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Diversified Product Inspections, Inc.
                                      (Registrant)


Date: November 12, 2003     /s/ John Van Zyll
                           ------------------------------------------
                           John Van Zyll
                           President, Chief Executive Officer and Chairman (Principal Executive Officer and
                            Principal Accounting Officer)