Form 10KSB
period 2003-12-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2004-03-29
CIK 1079297

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

Commission file Number 0-25429

                      DIVERSIFIED PRODUCT INSPECTIONS, INC.
                   -------------------------------------------
                 (Name of small business issuer in its charter)

           Florida                                             65-0877741
------------------------------------                        -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

3 Main  Street, Oak Ridge, TN                                  37830
--------------------------------------                       ------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (865) 482-8480

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                                      Name of exchange on
                                                           which registered

      None                                                        None
--------------------                                     -----------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 Par Value
                          -----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes  [X]        No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [X ]

     State issuer's revenues for its most recent fiscal year:  $2,432,396.

     The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of March 23, 2004, $.29, was $1,535,972.50.

     As of March 23, 2004, there were 14,961,457 shares of common stock, $0.01 par value, issued and outstanding.

Transmittal Small Business Disclosure Format (check one)   Yes []   No   [X]

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

     We employ five (5) state-licensed Private Investigators who are trained as "Cause and Origin" investigators and six (6) laboratory technicians and one engineer. Also, we offer pre-failure evaluations of structures, building materials and appliances.

     Since 1994, we have been concentrating almost exclusively on defective product investigations and we have accumulated a database of known defective products. Our current database has key identifiers for over 300,000 products, a library of over 300,000 photographs and documentation and hundreds of videos. Generally, we conduct an on-site forensic investigation to identify the products and materials involved in a claim loss and to determine the cause of the failure. For smaller items, we provide insurance adjusters with evidence collection kits and have the items shipped to our laboratories for testing. Also, we provide in-depth indoor air quality analysis to determine airborne contaminants that may be the causes of "sick" buildings.

     A crucial element of a subrogation claim is the maintenance of "chain of custody" of the defective item. We maintain secure facilities and our personnel are trained in procedures for the proper handling, storing and cataloging of the evidence so that it is available at time of trial.

Marketing

      We market our product by sponsoring seminars to over 140 insurance companies and through our website located at dpi-inc.com. Our website provides information for consumers, the insurance industry and manufacturers. We provide our seminars at the offices of numerous insurance companies located throughout the United States. Our seminar presentations are geared towards insurance claim adjusters and our seminars include information about our company and information teaching the adjusters how to locate and obtain faulty defective items, which have created damage to the insured's residence. Our seminars also teach the adjusters how to best secure a particular item for inspection to be conducted by our company. At the time of the seminar training, the adjusters are equipped with an adjusters use kit. This kit contains an instruction booklet on how to use our services and it also contains the necessary materials for shipping pieces of evidence involved in claims, to our Tennessee location.

      In addition to our industry services, for the consumer, we began providing in 2004 a service called HomeCheckSafety.com. This is a way for the consumer to identify and remove recalled products from their home. When a consumer registers, items that are entered are monitored continuously. If at any time one or all of these items are recalled, the consumer is notified. Some consumers will have the added benefit of qualifying for a reduction in their homeowner rates as several major insurance companies are evaluating our service for future implementation.

     Also, we publish a monthly newsletter that appears on our website. Each newsletter features a particular hazard or defective product reports or official product recall notices.

Subrogation Claims

     Below are samples of some of the actual cases in which our investigations enabled the client to be successful in their subrogation claim.

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

* Chevy Silverado burns in Orlando. We were able to determine that the cause and origin was due to a problem in the manufacturing process of the dipstick for the transmission. The dipstick would eject under pressure, allowing transmission fluid to spray on the exhaust and cause fires. The insurance company was able to successfully subrogate the claim and GM has since corrected the problem.

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

      Also, during April 2002, we entered into an equity line of credit investment agreement with the investor which obligates the investor to purchase up to $3,000,000 of our common stock at a price of 85% of the average trading price, subject to our fulfillment of certain terms and conditions contained in the equity line of credit investment agreement. In connection with our equity line of credit, we agreed to issue the investor a warrant to purchase 1,388,889 shares of our common stock exercisable at $.2376 per share. We have filed a registration statement with the Commission that has been declared effective. We have not used the active equity line of credit and we have determined it will not be used prior to its expiration in April 2004.

Intellectual Property

     We currently hold a federal trademark registration from the United States Patent and Trademark Office (Reg. No: 2206610) for our Diversified Products Inspections, Inc. logo. We also maintain a registered domain name for our Internet Web site located at http://www.dpi-inc.com and http://www.homechecksafety.com.

Recent Activities

In December 2003, we entered into a Use and Consulting Agreement with GBC, Inc. The agreement with GBC, Inc. is a one million dollar contract over a ten year period. The GBC Use and Consulting Agreement provides GBC access to our extensive database of failed and recalled products.


Employees

     As of March 23, 2004, we have approximately thirty-five full time employees and two part time employees. We have never experienced a work stoppage and we believe that our employee relations are good. Our success depends to a large extent upon the continued services of our key managerial employees and investigators. The loss of such personnel could have a material adverse effect on our business and our results of operations.

Transfer  agent

     Our transfer agent is Interwest Transfer Co., 1981 East 4800 South, Salt Lake City, Utah 84117.

RISK FACTORS
-------------

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

The  Loss  Of  Our  Key  Employees  May  Adversely Affect Our Growth Objectives.

     Our success in achieving our growth objectives depends upon the efforts of our top management team including the efforts of Messrs John Van Zyll, Marvin Stacy and Ms.Ann M. Furlong. The loss of the services of any of these individuals may have a material adverse effect on our business, financial condition and results of operations. We do not have employment agreements with Messrs. VanZyll, Stacy or Ms Furlong. We can give no assurance that we will be able to maintain and achieve our growth objectives should we lose one or all of these individuals' services.

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

     As of March 23, 2004, we had 14,961,457 shares of our common stock issued and outstanding. Of such shares, 10,477,428 shares of common stock were restricted and 4,484,029 shares were free trading. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

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

Our Existing Shareholders Will Experience Significant Dilution From Our Sale Of Shares Under Our Equity Line Of Credit

      The sale of shares pursuant to the Equity Line of Credit, if used, would have a dilutive impact on our stockholders and the market price of our common stock could decline. In addition, the lower our stock price is the more shares of common stock we will have to issue under the Equity Line of Credit to draw down the full amount. If our stock price is lower, then our existing stockholders would experience greater dilution.

Item 2. Properties.

      We lease our facilities located at 3 East Main Street, Oak Ridge, Tennessee 37830 for use as our corporate headquarters. We entered into our lease commencing in December 2000 for a period of sixty months. We currently lease our office and warehouse under an agreement classified as an operating lease. Under the terms of the lease agreement, we are obligated to purchase the office and warehouse if we receive $3,000,000 in proceeds from a private placement offering. The purchase price is $1,607,640 and expires on December 31, 2004. We are currently negotiating for lower monthly rental fees. We believe that our leased properties are adequate for our current and immediately foreseeable operating needs; however we are in the process of evaluating different operating facilities. We do not have any policies regarding investments in real estate, securities or other forms of property.


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

                                Common Stock
                          High Bid         Low Bid
                         -----------      -----------

First Quarter 2002           $0.45           $0.18
Second Quarter 2002          $0.50           $0.14
Third Quarter 2002           $0.16           $0.09
Fourth Quarter 2002          $0.22           $0.07

First Quarter 2003           $0.17           $0.13
Second Quarter 2003          $0.18           $0.11
Third Quarter 2003           $0.25           $0.14
Fourth Quarter 2003          $0.33           $0.12


SECURITY  HOLDERS

     At March 23, 2004 there were 14,961,457 shares our common stock outstanding which were held by approximately 523 stockholders of record.

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

Recent  Sales  of  Unregistered  Securities

     For the fourth quarter of the year ended December 31, 2003, we did not issue shares of our common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

We specialize in conducting investigations and laboratory analysis of a wide variety of products to determine the cause and origin of product failures. Our primary customers consist of national insurance companies that are interested in subrogating claims to recover losses. Subrogation is a legal principle, which provides that, to the extent an insurer has paid for a loss, the insurer receives the policyholder's right to recover from any third party that caused the loss. We have accumulated a large database of known defective products that includes photos and other documentation that are used in these investigations. Additionally, we provide for the storage of evidence and derive revenues from secure storage of materials.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are discussed in Note 1 to the consolidated financial statements. We consider the following accounting policies to be the most critical:

         o Revenue Recognition - We recognize revenue when the earnings process is completed. This typically occurs after our final written report has been reviewed, approved and submitted. We have no further obligation to the customer at this time.
         o Stock Options - We account for our stock options under the intrinsic value method in accordance with Accounting Principles
         o Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. We have adopted the disclosure-only provisions of the Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock Based Compensation" as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".
         o Property and Equipment - Our property and equipment is recorded at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets. We charge repairs and maintenance to expense as it is incurred.
         o Estimates - The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurances that actual results will not differ from those estimates. On an ongoing basis, we evaluate our accounting policies and disclosure practices. In our opinion, the critical accounting estimates which are more complex in nature and require a higher degree of judgment include the collectibility of accounts receivable and the valuation of our deferred income tax assets and liabilities.

RESULTS OF OPERATIONS FOR 2003

Revenues for 2003 increased  $432,421 or 21.6% to $2,432,396  from $1,999,975 in
2002. This increase was mainly attributable to increased market awareness of the Company's inspection services and the positive result of these services.

Operating expenses for 2003 increased by $19,732 or 1.0% to $2,063,512 from $2,043,780 in 2002. Operating expenses have remained relatively consistent mainly due to an offsetting of an increase in salaries and a decrease in professional fees. Changes in our shipping and handling vendors allowed us to decrease these costs even though related revenue increased.

Interest expense for 2003 decreased $76,015 or 71.9% to $29,750 from $105,765 in 2002. As discussed in the notes to our financial statements, during 2002, we recognized $63,955 in interest expense as a result of obtaining $300,000 in convertible debt with a conversion rate less than the stock price on the funding date. We did not incur any interest expense of this type in 2003. This, along with our successful effort to pay off our lines of credit, resulted in this significant decrease in interest expense in 2003.

During 2002, the Company incurred $191,393 in deferred stock issuance costs associated with the establishment of an equity line of credit. This amount was reported as a component of our stockholders deficit at December 31, 2002, pending future funding under this agreement. During 2003 our financial condition improved significantly and we determined we would not utilize this equity line of credit. Accordingly, we expensed these deferred stock issuance costs in 2003.

During 2003, mainly due to the significant improvement in earnings trend, the Company reversed its valuation allowance for deferred tax assets and recognized a deferred tax benefit of $420,574. No deferred tax benefit was recognized in 2002.

Net income for 2003 was $568,315 or $.04 per share compared to a 2002 loss of $149,570 or $.01 per share reflecting our ability to increase 2003 revenues while maintaining 2003 operating expenses at a level consistent with 2002 along with the recognition of the deferred tax benefit partially offset by the write-off of deferred stock issuance costs as previously discussed.

RESULTS OF OPERATIONS FOR 2002

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

LIQUIDITY AND CAPITAL RESOURCES

During 2003, our cash flow improved significantly over the prior years as a result of our improved operating results as previously discussed. Prior to 2003, we were operating at a loss and our operations were funded through debt and the sale of securities. During 2003, our operations provided positive cash flow that allowed for us to pay off previously existing lines of credit, purchase property and equipment and significantly increase our cash on hand. This is reflected in our statement of cash flows that shows that net cash provided by operating activities was $412,883 in 2003 compared to net cash used in operations of $125,856 in 2002. Additionally, during 2003, our financing activities resulted in the use of $89,659 to pay off existing debt compared to 2002 when we had net cash provided by financing activities of $201,792 primarily as a result of new borrowings.

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

                      Diversified Product Inspections, Inc.

                        Consolidated Financial Statements

                     Years ended December 31, 2003 and 2002


                                    Contents






Report of Independent Auditors...............................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets..................................................F-2
Consolidated Statements of Operations........................................F-4
Consolidated Statements of Stockholders' (Deficit) Equity....................F-5
Consolidated Statements of Cash Flows........................................F-6
Notes to Consolidated Financial Statements...................................F-7

                         Report of Independent Auditors



The Board of Directors
Diversified Product Inspections, Inc.


We have audited the accompanying consolidated balance sheets of Diversified Product Inspections, Inc. and subsidiary (the "Company"), as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Product Inspections, Inc. and subsidiary at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                        /s/Coulter & Justus, P.C.


Knoxville, Tennessee
February 9, 2004

                      Diversified Product Inspections, Inc.

                           Consolidated Balance Sheets




                                                             December 31
                                                         2003            2002
                                                     ---------------------------
Assets
Current assets:
  Cash                                               $  296,409       $  115,018
  Accounts receivable, net of
   reserve for doubtful accounts of
   $35,000 in 2003 and $39,000 in 2002                  216,093          259,641
  Other receivable                                      100,000             --
  Current portion of deferred income taxes              143,485             --
  Prepaid expenses and other current assets               1,341            2,221
                                                     ----------       ----------
 Total current assets                                   757,328          376,880

Property and equipment:
  Equipment, furniture and fixtures                     306,788          195,279
  Vehicles                                              128,061           97,737
  Leasehold improvements                                 22,727           22,727
                                                     ----------       ----------
                                                        457,576          315,743
  Less accumulated depreciation and amortization        257,231          189,234
                                                     ----------       ----------
Net property and equipment                              200,345          126,509

Other assets                                              4,400            4,400
Deferred income taxes, less current portion             277,089             --

                                                     ----------       ----------
Total assets                                         $1,239,162       $  507,789
                                                     ==========       ==========

                                                             December 31
                                                       2003              2002
                                                   ----------          --------
Liabilities and stockholders' equity (deficit)
 Current liabilities:
  Lines of credit                                    $   --            $ 83,863
  Accounts payable and accrued expenses               147,963           170,190
  Accrued salaries                                     14,445            22,561
  Advance from stockholder                               --              14,000
  Deferred revenue                                     91,667              --
  Current portion of notes payable                     14,607            17,338
  Current portion of capital lease obligations          3,525             3,014
                                                   ----------          --------
Total current liabilities                             272,207           310,966

Notes payable, less current portion                    36,598            22,648
Capital lease obligations, less current
  portion                                               6,842            10,368
Convertible debt, net of discount of $5,000           295,000           295,000
                                                   ----------          --------
Total liabilities                                     610,647           638,982

Stockholders' equity (deficit):
  Common stock:
    Par value--$0.01 per share
    Authorized shares--50,000,000
    Issued and outstanding
     shares--14,961,457                               149,615           149,615
  Additional paid-in capital                        1,620,328         1,620,328
  Accumulated deficit                              (1,141,428)       (1,709,743)
  Deferred stock issuance costs                          --            (191,393)
                                                   ----------          --------
 Net stockholders' equity (deficit)                   628,515          (131,193)
                                                   ----------          --------
Total liabilities and stockholders' equity
 (deficit)                                         $1,239,162          $507,789
                                                   ==========          ========


See accompanying Notes to Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

                      Consolidated Statements of Operations



                                                    Year ended December 31
                                                     2003                2002
                                                  -----------------------------

Revenues                                          $2,432,396         $1,999,975

Operating expenses:
  Salaries and related benefits                    1,153,880            951,520
  Rent                                               212,283            210,269
  Administration                                     129,873            140,320
  Shipping and handling costs                        191,202            214,799
  Utilities and telephone                             55,498             59,120
  Travel and related costs                            29,630             32,686
  Taxes, licenses and permits                          1,920             32,381
  Depreciation and amortization                       67,997             69,875
  Professional fees                                  126,173            196,483
  Vehicle                                             29,458             29,767
  Insurance                                           53,968             58,441
  Advertising                                         11,563             20,055
  Bad debt expense                                        --             22,000
  Miscellaneous                                           67              6,064
                                                  ----------         ----------
Total operating expenses                           2,063,512          2,043,780
                                                  ----------         ----------
Operating income (loss)                              368,884            (43,805)

Other expenses:
  Interest                                            29,750            105,765
  Write-off of deferred stock issuance
   costs                                             191,393                 --
                                                  ----------         ----------
Total other expenses                                 221,143            105,765
                                                  ----------         ----------

Income (loss) before income taxes                    147,741           (149,570)

Deferred income tax benefit                          420,574                 --
                                                  ----------         ----------
Net income (loss)                                   $568,315          $(149,570)
                                                  ==========         ==========

Earnings (loss) per shares:

  Basic                                             $  0.04           $   (0.01)
                                                  ==========         ==========
  Diluted                                           $  0.03           $   (0.01)
                                                  ==========         ==========


See accompanying Notes to Consolidated Financial Statements.


                                                              Diversified Product Inspections, Inc.

                                                    Consolidated Statements of Stockholders' (Deficit) Equity

                                            Number of                                                   Deferred         Total
                                              Shares                    Additional                        Stock        Stockholders'
                                            Issued and       Common       Paid-in      Accumulated      Issuance       (Deficit)
                                           Outstanding       Stock        Capital       Deficit           Costs           Equity
                                            ------------------------------------------------------------------------------------

Balance at January 1, 2002                  14,255,709     $142,557     $1,390,038     $(1,560,173)     $      --      $ (27,578)
   Stock issued for cash                        71,429          714         24,286              --             --         25,000
   Issuance of conversion privileges
     related to convertible debt                    --           --         63,955              --             --         63,955
   Discount on convertible debt                     --           --          5,000              --             --          5,000
   Stock issued for costs  associated
      with equity line of credit               634,319        6,344        137,049              --       (143,393)            --
   Professional fees associated with
      equity line of credit                         --           --             --              --        (48,000)       (48,000)
   Net loss for 2002                                --           --             --        (149,570)            --       (149,570)
                                            ----------     --------     ----------     -----------      ---------      ---------
 Balance at December 31, 2002               14,961,457      149,615      1,620,328      (1,709,743)      (191,393)      (131,193)
   Elimination of deferred stock
     issuance costs                                 --           --             --              --        191,393        191,393
   Net income for 2003                              --           --             --         568,315             --        568,315
                                            ----------     --------     ----------     -----------      ---------      ---------
Balance at December 31, 2003                14,961,457     $149,615     $1,620,328     $(1,141,428)     $      --      $ 628,515
                                            ==========     ========     ==========     ===========      =========      =========

See accompanying Notes to Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

                      Consolidated Statements of Cash Flows


                                                        Year ended December 31
                                                        2003             2002
                                                     ---------------------------
OPERATING ACTIVITIES
Net income (loss)                                    $568,315         $(149,570)
Adjustments  to reconcile  net
  income (loss) to net cash
  provided by (used in) operating activities:
    Interest expense recorded from initial
     convertible debt funding                              --            63,955
   Deferred income taxes                             (420,574)               --
   Write-off of deferred stock issuance costs         191,393                --
   Depreciation                                        62,460            58,688
   Amortization                                         5,537            11,187
   Provision for bad debts                                 --            22,000
   Changes in operating assets and liabilities:
     Accounts and other receivables                   (56,452)         (176,800)
     Refundable income taxes                               --             5,214
     Prepaid expenses and other assets                    880               102
     Accounts payable and accrued expenses            (22,227)           30,623
     Accrued salaries                                  (8,116)            8,745
     Deferred revenue                                  91,667                --
                                                     --------          ---------
Net cash provided by (used in) operating
activities                                            412,883          (125,856)

INVESTING ACTIVITIES
Purchases of property and equipment                  (111,509)           (6,934)

FINANCING ACTIVITIES
Repayments to shareholder                             (14,000)           (4,000)
Net payments on lines of credit                       (83,863)          (40,066)
Principal payments on notes payable and
  capital lease obligations                           (22,120)          (31,142)
Professional fees associated with equity line
  of credit                                                --           (48,000)
Proceeds from sale of common stock                         --            25,000
Proceeds from convertible debt                             --           300,000
                                                     --------          ---------
Net cash (used in) provided by financing
activities                                           (119,983)          201,792
                                                     --------          ---------

Net increase in cash                                  181,391            69,002

Cash at beginning of year                             115,018            46,016
                                                     --------          ---------
Cash at end of year                                  $296,409          $115,018
                                                     ========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                               $ 29,750          $ 32,810

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITY
Equipment purchases financed by seller               $ 30,324          $     --
Equipment purchases financed through capital
  lease obligations                                        --            14,690

See accompanying Notes to Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2003



1.    Significant Accounting Policies

Description of Business

Prior to December 31, 2003, the consolidated financial statements included the accounts of Diversified Product Inspections, Inc. ("Inspections") and its wholly-owned subsidiary, Diversified Product Investigations, Inc. ("Investigations"), collectively referred to as the "Company". Effective December 31, 2003, these companies were merged with the surviving company being Diversified Product Inspections, Inc. Prior to this merger, all intercompany balances and transactions were eliminated.

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

Major Customers and Credit Concentration

The Company's largest customers are national insurance customers. Revenues from the Company's largest individual customers accounted for approximately 27%, 15% and 12% in 2003 and 21%, 17% and 16% in 2002 of total revenues.

Change in Fiscal Year-End

Effective June 26, 2002, Diversified Product Inspections, Inc. changed its fiscal year-end for financial statement purposes from the last day in February to December 31 to be consistent with Diversified Product Investigations. As Inspections was only a holding company and had no significant operations, there was no significant effect on the Company's reported operating results.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, which is typically after an investigation has been completed and the final written report has been submitted, reviewed and approved by management. Once the final report has been approved, the Company has no further obligation to the customer.

Advertising Costs

Advertising costs are expensed as incurred.

                      Diversified Product Inspections, Inc.

1. Significant Accounting Policies (continued)

Accounts Receivable

Three customers have accounts receivable balances of 10% or greater of the total at December 31, 2003 and 2002. These customers account for 40%, 13% and 10% at December 31, 2003, and 26%, 16% and 11% at December 31, 2002, of total accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support customer receivables. The Company charges accounts to bad debt expense as they are determined to be uncollectible based upon a review of aging and collections. Credit losses, when realized, have been within the range of the Company's expectations and, historically, have not been significant.

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

      Equipment, furniture and fixtures                     3-7 years
      Vehicles                                                5 years
      Leasehold improvements                                  3 years

Stock Options

The Company accounts for its stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations. The Company has adopted the disclosure-only provisions of the Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123") as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("FAS 148"). Had the Company elected to adopt the fair value recognition provisions of FAS 123, pro forma net income
(loss) and earnings (loss) per share would be as follows for the years ended December 31:

                                                 2003                  2002
                                               --------            ------------
Net income (loss), as reported                 $568,315            $   (149,570)
Employee compensation, net of tax                25,861                   4,294
                                               --------            ------------
Pro forma net income (loss)                    $542,454            $   (153,864)
                                               ========            ============

Earnings (loss) per share:

 Basic, as reported                            $  0.04             $      (0.01)
                                               ========            ============
 Diluted, as reported                          $  0.03             $      (0.01)
                                               ========            ============

 Basic, pro forma                              $   0.04            $      (0.01)
                                               ========            ============
 Diluted, pro forma                            $   0.03            $      (0.01)
                                               ========            ============

                      Diversified Product Inspections, Inc.

1.    Significant Accounting Policies (continued)

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

2.    Convertible Debt and Equity Line of Credit Agreement

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

                      Diversified Product Inspections, Inc.

2.    Convertible Debt and Equity Line of Credit Agreement (continued)

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

Also during April 2002, the Company entered into an equity line of credit investment agreement with the Investor which provides for the purchase of shares of the Company's common stock. Subject to the Company's fulfillment of certain terms and conditions contained in the agreement, the Investor is obligated to purchase up to $3,000,000 of the Company's common stock at a price of 85% of the average of the four lowest closing bid prices of the Company's common stock during the ten days subsequent to the date of the put notice. These purchases are to be made via put notices issued at the Company's discretion and each single put notice shall not be less than $15,000 nor more than $150,000. The effective date of this equity line of credit agreement was October 2002 and it expires in April 2004. Under the terms of the equity line of credit investment agreement, the Company has issued 387,097 shares of the Company's common stock to the Investor as a commitment fee. Additionally, under the terms of the equity line of credit

                      Diversified Product Inspections, Inc.

2.    Convertible Debt and Equity Line of Credit Agreement (continued)

investment agreement, the Company issued warrants enabling the Investor to purchase 1,388,889 at an exercise price of $0.2376 per share, which is above the trading value of the stock at the date the warrants were issued. These warrants expire in April 2006. No such put notices have been made by the Company under this agreement and management determined during 2003 that no such put notices will be made related to this agreement. Accordingly, no stock (other than the stock issued related to the commitment fee) has been issued under the terms of the equity line of credit.

3.    Notes Payable

Notes payable are summarized as follows as of December 31:

                                                       2003               2002
                                                     ---------------------------

 Note payable, secured by a vehicle, due in
   monthly installments of $665, including
   interest at 11.21%, through February 2009         $ 30,324           $     --
 Note payable, secured by a vehicle, due in
   monthly installments of $348, including
   interest at 11%, through November 2005               7,188             10,381
 Note payable, secured by a vehicle, due in
   monthly installments of $330,including
   interest at 11%, through November 2005               6,822              9,852
 Note payable, secured by a vehicle, due in
   monthly installments of $333, including
   interest at 11%, through November 2005               6,871              9,923
Note payable repaid in 2003                                --              9,830
                                                     --------           --------
                                                       51,205             39,986
Less portion classified as current                     14,607             17,338
                                                     --------           --------
Long-term portion                                    $ 36,598           $ 22,648
                                                     ========           ========

The vehicles securing these notes payable have a carrying amount of $53,676 and $38,877 as of December 31, 2003 and 2002, respectively.

Aggregate maturities of the Company's notes payable as of December 31, 2003, are as follows:

      2004                                                            $14,607
      2005                                                             15,864
      2006                                                              5,960
      2007                                                              6,664
      2008                                                              7,451
      Thereafter                                                          659
                                                                      -------
                                                                      $51,205
                                                                      =======

The  Company   previously   utilized   numerous   credit  cards  with  financial
institutions as lines of credit. These lines of credit were fully repaid in 2003.

                      Diversified Product Inspections, Inc.

4.    Lease Obligations

The Company leases certain equipment under an agreement which is classified as a capital lease. This agreement expires in 2006.

The Company also leases their office and warehouse, along with certain equipment, under agreements classified as operating leases. The Company has an agreement with the office and warehouse lessor in which the Company is obligated to purchase the office and warehouse for $1,607,640 if the Company receives
$3,000,000 in proceeds from a private placement offering. This purchase obligation expires on December 31, 2004.

Future minimum payments for leases, by year and in the aggregate, consist of the following as of December 31, 2003:

                                                     Operating           Capital
                                                     ---------------------------

      2004                                           $219,972            $ 4,911
      2005                                            218,736              4,911
      2006                                                 --              2,866
                                                     --------             ------
      Total minimum lease payments                   $438,708             12,688
                                                     ========            =======
      Amount representing interest                                         2,321
                                                                         -------
      Present value of net minimum
        lease payments (including $3,525
        classified as current)                                           $10,367
                                                                         =======

Property and equipment includes the following amounts for capital leases as of December 31:

                                                        2003           2002
                                                   -----------------------------

      Equipment                                        $58,765       $58,765
      Less accumulated amortization                     48,972        42,211
                                                   -----------------------------
      Net equipment under capital lease               $  9,793       $16,554
                                                   =============================

Amortization of these assets, computed by the straight-line method over the lesser of the life of the asset or the term of the lease, is included in depreciation and amortization expense.

5.    Deferred Revenue

In December 2003, the Company entered into a $1,000,000, ten-year use agreement whereby the user is allowed exclusive use of certain research data of the Company on product failure or failure patterns and quarterly updates of such data. The use agreement calls for ten $100,000 annual payments starting at the date of the agreement. Either party can terminate the use agreement with 30 days written notice. Upon termination, the Company is entitled to any annual payments received pro-rated on a quarterly basis. At December 31, 2003, the Company has recorded deferred revenue of $91,667 and a receivable of $100,000, which was collected subsequent to year-end, related to this use agreement

                      Diversified Product Inspections, Inc.

6.    Income Taxes

For tax purposes the Company has net operating loss ("NOL") carryovers which are available to offset future taxable income. These NOL carryovers expire as follows:

          Year                      Year of                       NOL
       Generated                  Expiration                   Carryover
      --------------------------------------------------------------------

         1995                         2010                     $10,943
         1996                         2011                       1,704
         1997                         2012                       1,979
         1998                         2018                      99,100
         1999                         2019                     109,805
         2000                         2020                     205,248
         2001                         2021                     436,265
         2002                         2022                     109,525
         2003                         2023                     111,602
                                                        ------------------
                                                            $1,086,171
                                                        ==================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31:

                                                       2003              2002
                                                     --------          --------
Deferred tax assets:
  NOL carryovers                                     $415,895          $355,494
  Expenses not currently deductible                        --           172,817
  Reserve for doubtful accounts                        13,402            14,933
  Book over tax depreciation                               --             8,422
  Other                                                   523               523
                                                     --------          --------
                                                      429,820           552,189
  Valuation allowance for deferred tax assets              --          (552,189)
                                                                       --------
Net deferred tax assets                               429,820                --
Deferred tax liability - tax over book
  depreciation                                         (9,246)               --
                                                     --------          --------
Net deferred tax assets (including $143,485
  classified as current)                             $420,574          $     --
                                                     ========          ========

The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and NOL carryovers within the applicable carryover periods as previously described. During 2003, it was determined that generation of such income is more likely than not. Accordingly, the valuation allowance as of December 31, 2002, was reversed. The valuation allowance increased by $64,851 in 2002 as a result of changes in deferred tax items.

                      Diversified Product Inspections, Inc.

6. Income Taxes (continued)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit recorded is as follows for the years ended December 31:

                                                    2003                 2002
                                                 ---------            ----------

Tax at U.S. statutory rates of 34%               $  50,232            $ (50,853)
Effect of permanent differences
    (primarily write-off of deferred
     stock issuance costs in 2003)                  75,046                1,743
Reverse prior year valuation allowance            (552,189)                  --
Increase in valuation allowance                         --               64,851
Other                                                6,337              (15,741)
                                                 ---------            ----------
                                                 $(420,574)           $      --
                                                 =========            ==========

7.    Company Stock Transactions

During January 2002, the Company received $25,000 for 71,429 shares of common stock.

As discussed in Note 2, during 2002 the Company issued 387,097 shares of common stock to a company as a commitment fee related to an equity line of credit agreement. Additionally during 2002, the Company issued 247,222 shares of common stock to certain attorneys for fees associated with this agreement. The Company also paid professional fees of $48,000 associated with this agreement. As these represent costs associated with the potential of raising capital, at December 31, 2002 the Company presented the $191,393 as a reduction of equity pending future funding under this agreement. During 2003, management determined the Company would not draw on this equity line of credit and these costs were expensed.

As a result of the warrants related to the convertible debt and equity line of credit discussed in Note 2 and the employee stock options discussed in Note 8, the Company has reserved 10,805,778 shares of common stock for future issuance.

8.    Employee Stock Options

The Company follows APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is equal to or greater than the market price of the underlying stock on the grant date, no compensation expense is generally recognized.

Pro forma information regarding net income, as presented in Note 1, is required by FAS 123, as amended by FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options, which were issued in 2002, was estimated using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 3.05%, expected lives of 5 years, expected volatility of 43.9% and no expected dividends.

                      Diversified Product Inspections, Inc.

8. Employee Stock Options (continued)

The Company has no formal stock option plan however in November 2002, the Company issued 8,028,000 options to employees (8,000,000 of which were issued to five employees who are also board members). These options vest at the rate of 20% annually beginning at the grant date and expire upon termination of employment. A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:

                                                    2003                        2002
                                           -----------------------     -----------------------
                                                         Weighted                   Weighted
                                                          Average                   Average
                                                         Exercise                   Exercise
                                             Options       Price       Options       Price
                                           -----------------------     -----------------------

      Outstanding at beginning
        of year                            8,028,000     $    0.11            --         $  --

      Granted                                     --            --     8,028,000          0.11
                                           -----------------------     -----------------------
      Outstanding at end of year           8,028,000     $    0.11     8,028,000         $0.11
                                           =======================     =======================

      Exercisable at end of year           3,228,000                   1,628,000
      Fair value of options
        granted                                  $--                       $0.03

Exercise prices for options outstanding as of December 31, 2003, range from $0.11 (8,000,000 shares) to $0.18 (28,000 shares).

9.    Related Party Transaction

During December 2001, the Company was advanced $18,000 from a stockholder of the Company. This advance was noninterest bearing, and there were no stated repayment terms. $4,000 was repaid in 2002, and the balance of $14,000 was repaid in 2003.

10.   Contingencies

Periodically, the Company has cash on deposits with financial institutions which exceed Federal Deposit Insurance Corporation ("FDIC") limits. Balances in excess of the insurance limits are subject to the risk the financial institution will not pay upon demand. At December 31, 2003, the Company's balances on hand with financial institutions exceed the FDIC coverage by approximately $177,000.

                      Diversified Product Inspections, Inc.

11.   Earnings (Loss) Per Share Data

Basic earnings (loss) per share assumes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt. As a result of the Company's net loss in 2002, the effect of the outstanding stock warrants and convertible debt had an antidilutive effect.

The following table sets forth the computation of basic loss per share for the years ended December 31:

                                                    2003             2002
                                                 ----------       ----------
Basic:
 Net income (loss)                              $   568,315      $  (149,570)
 Average shares outstanding                      14,961,457       14,749,249
                                                 ----------       ----------
 Basic earnings (loss) per share                $      0.04      $    (0.01)
                                                 ==========       ==========

Diluted:
 Net income (loss)                              $   568,315      $  (149,570)
 Add interest on convertible debt                    18,000               --
                                                 ----------       ----------
 Diluted net income (loss)                      $   586,315      $  (149,570)
                                                 ==========       ==========

 Average shares outstanding                      14,961,457       14,749,249
 Effect of dilutive stock options and
   warrants - based on treasury stock
   method                                         1,734,059               --
 Assumed conversion of 6% convertible debt        1,992,022               --
                                                 ----------       ----------
 Diluted shares outstanding                      18,687,538       14,749,249
                                                 ==========       ==========

 Diluted earnings (loss) per share              $      0.03      $    (0.01)
                                                 ==========       ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identity of our current directors and executive officers.

Name                   Age    Positions with the Company
-------                ---    --------------------------

John Van Zyll          62     Chairman of the Board, Chief Executive Officer

Marvin Stacy           69     Chief Operating Officer and Director

Ann M. Furlong         50     Secretary and Director

Warren Wankelman       59     Director

Matt Walters           31     Director

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

      Marvin Stacy currently serves as a Director and the Company's Chief Operating Officer. Mr. Stacy has served in these capacities since March 2001 and previously served in similar capacities with Diversified Product Investigations, Inc., the Company's subsidiary since 1991. Mr. Stacy has over 40 years of experience in all aspects of electrical and mechanical engineering and design. As a licensed private investigator he assists with the operation of the laboratory and has designed custom testing equipment. Mr. Stacy assists Engineers with design solutions for manufacturers. Mr. Stacy is a member of IAMPO, the International Association of Mechanical and Plumbing Officials. Mr. Stacy assists in the Human Resource Dept., with regards to hiring qualified-professional personnel.

      Ann M. Furlong currently serves as a Director and the Company's Secretary. Ms. Furlong has served in these capacities since March 2001 and previously served in similar capacities with Diversified Product Investigations, Inc., the Company's subsidiary since 1991. With over 29-years of management experience Ms .. Furlong has provided administrative and organizations expertise. As a licensed private investigator she assists with research projects. She has traveled to assist with Stock promotional shows for the company along with seminar presentations to the Insurance Industry. Ms. Furlong focuses on special projects and assists in the operations of the company.

      Warren Wankelman currently serves as a Director and as the Vice President of Marketing for the Company. Mr. Wankelman has served in these capacities since March 2001 and previously served in similar capacities with Diversified Product Investigations, Inc., the Company's subsidiary since 2001. Mr. Wankelman has over 25 years of experience in Sales/Marketing and Operations Management. A graduate of Northwestern University, Mr. Wankelman has consistently demonstrated effective marketing and management ability in a career of leadership positions, including Executive Vice President of Punta Gorda Isles, Inc., President and owner of Wankelman- Swen & Associates, Inc. and Director of Marketing for Saddlebrook, Inc. of Knoxville, TN.

      Matt Walters currently serves as a Director and Chief Information Officer of the Company. Mr. Walters has served in this capacity since May 2001. Mr. Walters has over 10 years experience in IT (Information Technology) and Facilities Management. He is a graduate of Tusculum College with a BS in Organizational Management and gas recently attended New Horizons Computer Learning Center. As a Microsoft Certified Professional, his client list includes TVA, SAIC, Lockheed-Martin, Pfizer Pharmaceuticals, Philips Magnavox, and BellSouth.Net.

      Mr. Walters has implemented various IT quality controls and security measures for the company and is responsible for implementation of a new company service, the HomeCheckSafety.com. He also assisted with designing a custom database and instituting digital photography and he has enhanced the company's investigation reports.

Executive Officers

     All of our executive officers also serve as our directors. The executive officers serve at the pleasure of our board of directors and our chief executive officer.


Item 10.    Executive Compensation.


     The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Executive Officers as executive officers of the Company through December 31, 2003 (collectively, the "named executive officers") for services rendered to the Company in all capacities during the three calendar years ended December 31st.


         Annual  Compensation                Awards               Payouts
         -------------------                 ------               -------
Name  and                                   Restricted
Principal                                   Stock
Position(s)              Year    Salary($)  Bonus($)  Other($)        Awards(#  shares)
                                                    Compensation
John Van Zyll, Chief
Executive Officer
                          2001   40,646.84              120,977         120,977 shares(2)
                          2002   40,323.01
                          2003   49,000.00

Marvin Stacy, Chief
Operating Officer
                          2001   41,136.55              120,977         120,977 shares(2)
                          2002   41,020.70
                          2003   49,000.00
Ann M. Furlong,
Secretary
                          2001   40,502.00              120,977         120,977 shares(2)
                          2002   40,321.46
                          2003   49,000.00

     (1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.

     (2) Such shares were issued as shares of Diversified Products Investigations, Inc., our subsidiary, and were subsequently exchanged for shares of our common stock as part of the reverse merger.

Compensation of Directors

     During the fiscal year ending December 31, 2003, no officer or director received any type of compensation from our Company for serving as such. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

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

                           Number  of  Shares  of             Percent of
                              Common  Stock                   Common Stock
                              Beneficially                    Beneficially
Name  of                     Owned  or  Right                 Owned or Right
Beneficial  Owner            to  Direct  Vote (1)            to Direct Vote
-----------------            ------------------             ------------------

John Van Zyll                    6,183,334(2)                    38.7%

Marvin Stacy                     3,203,333(2)                      20%

Ann M. Furlong                   3,273,333(2)                    20.5%

Warren Wankelman                   100,000(3)                       (*)

Matt Walters                       105,000(3)                       (*)

All Executive Officers and
Directors  as a Group
(Five (5) persons)           12,865,000(2)(3)                    70.8%

----------------
(*) Represents less than one percent (1%) of the outstanding shares of our common stock.

     (1) Based upon 14,961,457 shares of our common stock issued and outstanding as of March 23, 2004. The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after March 23, 2004. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares.

     (2)  Includes  options  to  purchase   1,000,000  shares  of  common  stock
          currently exercisable at $.08 per share.

     (3) Includes options to purchase 100,000 shares of our common stock currently exercisable at $.08 per share.

Item 12. Certain Relationships and Related Transactions.

Not Applicable

ITEM 13.  CONTROLS AND PROCEDURES

     (a)     Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

     Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

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

     (a) Exhibits

Exhibit
Number     Description
-------  ---------------------

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

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K.

The Company did not file a Current Report on Form 8-K for the fourth quarter ended December 31, 2003.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Dated March 24, 2004
                            Diversified Product Inspections, Inc.

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

/s/ John Van Zyll
__________________
John Van Zyll         Chairman of the Board                    March 24, 2004

/s/ Marvin Stacy
__________________
Marvin Stacy          Chief Operating Officer and Director     March 24, 2004

/s/ Ann M. Furlong
__________________
Ann M. Furlong        Secretary and Director                   March 24, 2004

/s/ Warren Wankelman
__________________
Warren Wankelman      Director                                 March 24, 2004

/s/ Matt Walters
__________________
Matt Walters          Director                                 March 24, 2004