Form 10QSB
period 2004-03-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2004-05-10
CIK 1079297

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

          Florida                                              65-0832025
----------------------------------                    -----------------------
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

                                 Yes _X_ No ___

      As of May 10, 2004, there were 14,961,457 shares of common stock, $0.01 par value, issued and outstanding.

                          INDEX TO FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets.......................................F-2
Condensed Consolidated Statements of Income.................................F-3
Condensed Consolidated Statements of Cash Flows.............................F-4
Notes to Condensed Consolidated Financial Statements........................F-5

                      Diversified Product Inspections, Inc.

                      Condensed Consolidated Balance Sheets

                                                                            MARCH 31          DECEMBER 31
                                                                              2004                2003
                                                                       ----------------------------------------
                                                                          (UNAUDITED)
ASSETS

Current assets:
   Cash                                                                       $  400,151     $      296,409
   Accounts receivable, net of reserve for doubtful accounts
     of $35,000 in 2004 and 2003                                                 170,203            216,093
   Other receivable                                                                    -            100,000
   Current portion of deferred income taxes                                      143,485            143,485
   Prepaid expenses and other current assets                                       2,711              1,341
                                                                       ----------------------------------------
 Total current assets                                                            716,550            757,328

Property and equipment:
   Equipment, furniture and fixtures                                             331,838            306,788
   Vehicles                                                                       96,200            128,061
   Leasehold improvements                                                         22,727             22,727
                                                                       ----------------------------------------
                                                                                 450,765            457,576
   Less accumulated depreciation and amortization                                253,786            257,231
                                                                       ----------------------------------------
Net property and equipment                                                       196,979            200,345

Other assets                                                                       4,400              4,400
Deferred income taxes, less current portion                                      264,797            277,089
                                                                       ----------------------------------------
Total assets                                                                  $1,182,726         $1,239,162
                                                                       ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                   $     108,892        $   147,963
   Accrued salaries                                                               28,177             14,445
   Deferred revenue                                                               66,667             91,667
   Current portion of notes payable                                                8,175             14,607
   Current portion of capital lease obligation                                     3,666              3,525
                                                                       ----------------------------------------
Total current liabilities                                                        215,577            272,207

Notes payable, less current portion                                               27,460             36,598
Capital lease obligation, less current portion                                     5,871              6,842
Convertible debt, net of discount of $5,000                                      295,000            295,000
                                                                       ----------------------------------------
Total liabilities                                                                543,908            610,647

Stockholders' equity:
   Common  stock,  par value  $0.01 per share  --authorized
     50,000,000  shares, issued and outstanding 14,961,457 shares                149,615            149,615
   Additional paid-in capital                                                  1,620,328          1,620,328
   Accumulated deficit                                                        (1,131,125)        (1,141,428)
                                                                       ----------------------------------------
Total stockholders' equity                                                       638,818            628,515
                                                                       ========================================
Total liabilities and stockholders' equity                                    $1,182,726         $1,239,162
                                                                       ========================================

See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

             Condensed Consolidated Statements of Income (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                                2004               2003
                                                         ---------------------------------------
Revenues                                                        $590,251           $566,730

Operating expenses:
   Salaries                                                      304,709            262,730
   Depreciation and amortization                                  17,000             17,619
   General and administrative                                    240,202            185,383
                                                         ---------------------------------------
 Total operating expenses                                        561,911            465,732
                                                         ---------------------------------------

 Operating income                                                 28,340            100,998

 Interest expense                                                 (5,745)            (9,747)
                                                         ---------------------------------------

Income before income taxes                                        22,595             91,251

Deferred income tax expense                                       12,292                  -
                                                         ---------------------------------------

Net income                                                      $ 10,303           $ 91,251
                                                         =======================================

 Basic and diluted earnings per common share                    $   0.00           $   0.01
                                                         =======================================

See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                           2004                 2003
                                                                   ------------------------------------------
OPERATING ACTIVITIES
Net income                                                                 $ 10,303             $ 91,251
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                           17,000               17,619
     Deferred tax expense                                                    12,292                    -
     Loss on sale of vehicles                                                   916                    -
     Changes in operating assets and liabilities:
       Accounts receivable                                                  145,890              (21,803)
       Prepaid expenses and other assets                                     (1,370)              (1,000)
       Accounts payable and accrued expenses                                (48,458)             (52,618)
       Accrued salaries                                                      13,732              (14,299)
       Deferred revenue                                                     (25,000)                   -
                                                                   ------------------------------------------
Net cash provided by operating activities                                   125,305               19,150

INVESTING ACTIVITIES
Proceeds from sale of vehicles                                               10,500                    -
Purchases of property and equipment                                         (15,663)              (4,741)
                                                                   ------------------------------------------
Net cash used in investing activities                                        (5,163)              (4,741)

FINANCING ACTIVITIES
Payment on shareholder advance                                                    -               (7,981)
Net payments on lines of credit                                                   -              (37,741)
Principal payments on notes payable and capital
   lease obligation                                                         (16,400)              (3,937)
                                                                   ------------------------------------------
Net cash used in financing activities                                       (16,400)             (49,659)
                                                                   ------------------------------------------

Net increase (decrease) in cash                                             103,742              (35,250)

Cash at beginning of period                                                 296,409              115,018
                                                                   ------------------------------------------
Cash at end of period                                                      $400,151             $ 79,768
                                                                   ==========================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Accounts payable at March 31, 2004 includes $9,387 used to purchase equipment.

See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2004


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Diversified Products Inspections, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

2.       COMMITMENTS AND CONTINGENCIES

The Company currently leases its office and warehouse under an agreement classified as an operating lease. Under the terms of the lease agreement, the Company is obligated to purchase the office and warehouse for $1,607,640 if the Company receives $3,000,000 in proceeds from a private placement offering. This purchase obligation expires on December 31, 2004.

3.       INCOME TAX PROVISION

No provision for income taxes was required for the three-months ended March 31, 2003 due to the use of net operating loss carryforwards for which the benefit had not previously been recorded.

4.       EMPLOYEE STOCK OPTIONS

The Company accounts for its stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB") and related interpretations. The Company has adopted the disclosure-only provisions of the Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123") as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("FAS 148"). Under APB 25, because the exercise price of the Company's employee stock options, which were issued in 2002, is equal to or greater than the market price of the underlying stock on the grant date, no compensation expense is generally recognized.

                      Diversified Product Inspections, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  (continued)


4.       EMPLOYEE STOCK OPTIONS (CONTINUED)

Pro forma information regarding net income, as presented below, has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123.

                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                2004                2003
                                         ---------------------------------------
Basic:
   Net income, as reported                 $       10,303      $       91,251
   Employee compensation, net of tax                6,465               6,465
                                         ---------------------------------------
   Total                                   $        3,838      $       84,786
                                         =======================================

 Earnings per share:
   Basic, as reported                      $         0.00      $         0.01
                                         =======================================
   Diluted, as reported                    $         0.00      $         0.01
                                         =======================================
   Basic, pro forma                        $         0.00      $         0.01
                                         =======================================
   Diluted, pro forma                      $         0.00      $         0.01
                                         =======================================

5.       EARNINGS PER SHARE

Basic earnings per share assumes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                               2004                2003
                                                        ---------------------------------------
Basic:
   Net income                                             $       10,303      $       91,251
   Average shares outstanding                                 14,961,457          14,961,457
                                                        ---------------------------------------
   Basic earnings per share                               $         0.00      $         0.01
                                                        =======================================

Diluted:
   Net income                                             $       10,303      $       91,251
   Add interest on convertible debt                                2,700               1,500
                                                        ---------------------------------------
   Total                                                  $       13,003      $       92,751
                                                        =======================================

   Average shares outstanding                                 14,961,457          14,961,457
   Effect of dilutive stock options - based on
     treasury stock method                                     2,980,417              41,667
   Assumed conversion of 6% convertible debt                   1,992,022             123,457
                                                        ---------------------------------------
   Total                                                      19,933,896          15,126,581
                                                        =======================================
   Diluted earnings per share                             $        0.00       $         0.01
                                                        =======================================

Item 2. Management`s Discussion and Analysis of Results of Operations

Introduction

This Quarterly Report on Form 10-QSB for the period ended March 31, 2004 should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

General

We specialize in conducting investigations and laboratory analysis of a wide variety of products to determine the cause and origin of product failures. Our primary customers consist of national insurance companies that are interested in subrogating claims to recover losses. Subrogation is a legal principle, which provides that, to the extent an insurer has paid for a loss, the insurer receives the policyholder`s right to recover from any third party that caused the loss. We have accumulated a large database of known defective products that includes photos and other documentation that are used in these investigations. Additionally, we provide for the storage of evidence collected during the investigation, until it is requested by the customer to be disposed.

Financial Position

Our net accounts receivable has decreased by approximately $46,000 between December 31, 2003 and March 31, 2004, primarily as a result of our successful efforts in collecting past due amounts. Additionally, we collected $100,000 in other receivable during the first quarter of 2004. We purchased additional computer and other equipment with a total cost of approximately $25,000. As a result of our net income and related positive cash flows for the quarter, we have continued our successful efforts to reduce our notes payable, capital leases and accounts payable balances. Accordingly, these amounts have decreased by approximately $55,000 since December 31, 2003.

Statement of Income

Our revenues for the three-months ended March 31, 2004 increased by 4% compared to the same period in 2003 primarily due to use agreement revenues. Our total operating expenses increased for the three-months ended March 31, 2004 by 21% compared to the same period in 2003. The primary reason for the increase in operating expenses was continuing salaries and related general and administrative expenses that increased in the third quarter of 2003 in response to a significant increase in business volume during that period. As a result, net income for the three-months ended March 31, 2004 has decreased approximately $81,000 compared to the same periods in 2003.

Liquidity and Capital Resources

As previously discussed, cash flow results for the three-months ended March 31, 2004 were sufficient to fund operating costs and to reduce our current liabilities.

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

Item 3.  Controls And Procedures

                       DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/ Chief Financial Officer is primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-QSB. He has, within 90 days of the filing date of this Quarterly Report, evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC, and has determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to him during the period covered by this Quarterly Report.

INTERNAL CONTROLS

To meet his responsibility for financial reporting, the CEO/ CFO has established internal controls and procedures which he believes are adequate to provide reasonable assurance that the Company's assets are protected from loss.

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

Item 2. Changes in Securities

No shares of the Company`s common stock were issued by the Company during the three month period ended March 31, 2004.

Item 3. Defaults in Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

31 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.


(b) The Company did not file a Report on Form 8-K for the first quarter ended March 31, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Diversified Product Inspections, Inc.
                                      (Registrant)


Date: May 7, 2004           /s/ John Van Zyll
                           ------------------------------------------
                           John Van Zyll
                           President, Chief Executive Officer and Chairman (Principal Executive Officer and
                            Principal Accounting Officer)