Form 10QSB
period 2004-06-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2004-08-13
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File number: 0-25429

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

                                 Not applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

      As of August 13, 2004, there were 14,961,457 shares of common stock, $0.01 par value, issued and outstanding.


                              INDEX TO FORM 10-QSB
                                                                                     PAGE
PART I         FINANCIAL INFORMATION

Item 1         Financial Statements
               Condensed Consolidated Balance Sheet as of
               June 30, 2004 (unaudited)                                               3
               Condensed Consolidated Statements of Operations (unaudited) for
               the three and six months ended June 30, 2004 and 2003                   4
               Condensed Consolidated Statements of Cash Flows (unaudited) for
               The three and six months ended June 30, 2004 and 2003                   5
               Notes to Consolidated Financial Statements                              6

Item 2         Management's Discussion and Analysis or Plan of Operation               8

Item 3         Controls and Procedures                                                 9

PART II        OTHER INFORMATION

Item 6         Exhibits and Reports on Form 8-K                                       10

SIGNATURES                                                                            11


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      Diversified Product Inspections, Inc.

                      Condensed Consolidated Balance Sheets

                                                                              June 30       December 31
                                                                                2004          2003
                                                                             -----------    -----------
                                                                             (Unaudited)
Assets
Current assets:
   Cash                                                                      $   378,732    $   296,409
   Accounts receivable, net of reserve for doubtful accounts of
     $25,000 in 2004 and $35,000 in 2003                                         196,602        216,093
   Other receivable                                                                   --        100,000
   Current portion of deferred income taxes                                      143,485        143,485
   Prepaid expenses and other current assets                                       1,214          1,341
                                                                             -----------    -----------
 Total current assets                                                            720,033        757,328

Property and equipment:
   Equipment, furniture and fixtures                                             350,898        306,788
   Vehicles                                                                       96,200        128,061
   Leasehold improvements                                                         22,727         22,727
                                                                             -----------    -----------
                                                                                 469,825        457,576
   Less accumulated depreciation and amortization                                267,683        257,231
                                                                             -----------    -----------
Net property and equipment                                                       202,142        200,345

Other assets                                                                       4,400          4,400
Deferred income taxes, less current portion                                      263,797        277,089
                                                                             -----------    -----------
Total assets                                                                 $ 1,190,372    $ 1,239,162
                                                                             ===========    ===========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                     $   154,240    $   147,963
   Accrued salaries                                                               16,843         14,445
   Deferred revenue                                                               41,667         91,667
   Current portion of notes payable                                                8,405         14,607
   Current portion of capital lease obligation                                     3,812          3,525
                                                                             -----------    -----------
Total current liabilities                                                        224,967        272,207

Notes payable, less current portion                                               25,167         36,598
Capital lease obligation, less current portion                                     4,862          6,842
Convertible debt, net of discount of $5,000                                      295,000        295,000
                                                                             -----------    -----------
Total liabilities                                                                549,996        610,647

Stockholders'equity:
   Common stock, par value $0.01 per share --authorized 50,000,000 shares, issued and outstanding 14,961,457 shares
                                                                                 149,615        149,615
   Additional paid-in capital                                                  1,620,328      1,620,328
   Accumulated deficit                                                        (1,129,567)    (1,141,428)
                                                                             -----------    -----------
Total stockholders' equity                                                       640,376        628,515
                                                                             ===========    ===========
Total liabilities and stockholders' equity                                   $ 1,190,372    $ 1,239,162
                                                                             ===========    ===========


                        See accompanying Notes to Condensed Consolidated Financial Statements.



                      Diversified Product Inspections, Inc.

             Condensed Consolidated Statements of Income (Unaudited)

                                                  Three months ended            Six months ended
                                                        June 30                      June 30
                                                  2004           2003           2004          2003
                                               -----------    -----------    -----------   -----------

Revenues                                       $   529,564    $   602,139    $ 1,119,815    $ 1,168,869

Operating expenses:
   Salaries                                        263,202        276,449        567,911        539,179
   Depreciation and amortization                    13,897         17,317         30,897         34,936
   General and administrative                      243,528        231,414        483,730        416,797
                                               -----------    -----------    -----------   -----------
 Total operating expenses                          520,627        525,180      1,082,538        990,912
                                               -----------    -----------    -----------   -----------

 Operating income                                    8,937         76,959         37,277        177,957

 Interest expense                                   (6,379)        (7,364)       (12,124)       (17,111)
                                               -----------    -----------    -----------   -----------

Income before income taxes                           2,558         69,595         25,153        160,846

Deferred income tax expense                          1,000             --         13,292             --
                                               -----------    -----------    -----------   -----------

Net income                                     $     1,558    $    69,595    $    11,861    $   160,846
                                               ===========    ===========    ===========    ===========

 Basic and diluted earnings per common share   $      0.00    $      0.00    $      0.00    $      0.01
                                               ===========    ===========    ===========    ===========

                        See accompanying Notes to Condensed Consolidated Financial Statements.



                      Diversified Product Inspections, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                 Six months ended
                                                                     June 30
                                                                2004         2003
                                                              ---------    ---------
Operating activities
Net income                                                    $  11,861    $ 160,846
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                               30,897       34,936
     Deferred tax expense                                        13,292           --
     Loss on sale of vehicles                                       916           --
     Changes in operating assets and liabilities:
       Accounts receivable                                      119,491      (53,600)
       Prepaid expenses and other assets                            127           --
       Accounts payable and accrued expenses                      6,277      (42,521)
       Accrued salaries                                           2,398      (14,741)
       Deferred revenue                                         (50,000)          --
                                                              ---------    ---------
Net cash provided by operating activities                       135,259       84,920

Investing activities
Proceeds from sale of vehicles                                   10,500           --
Purchases of property and equipment                             (44,110)     (60,069)
                                                              ---------    ---------
Net cash used in investing activities                           (33,610)     (60,069)

Financing activities
Payment on shareholder advance                                       --      (12,731)
Net payments on lines of credit                                      --      (49,723)
Principal payments on notes payable and capital
   lease obligation                                             (19,326)      (8,577)
                                                              ---------    ---------
Net cash used in financing activities                           (19,326)     (71,031)
                                                              ---------    ---------

Net increase (decrease) in cash                                  82,323      (46,180)

Cash at beginning of period                                     296,409      115,018
                                                              ---------    ---------
Cash at end of period                                         $ 378,732    $  68,838
                                                              =========    =========

Supplemental disclosure of cash flow information

Cash paid for interest during the period                      $  12,124    $  17,111
                                                              =========    =========

                See accompanying Notes to Condensed Consolidated Financial Statements.


                      Diversified Product Inspections, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Product Inspections, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

3.    Income Tax Provision

No provision for income taxes was required for the three- and six-months ended June 30, 2003 due to the use of net operating loss carryforwards for which the benefit had not previously been recorded.

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

                                       Three months ended            Six months ended
                                             June 30                      June 30
                                        2004          2003            2004           2003
                                    -----------    -----------   -----------    -----------
Basic:
  Net income, as reported           $     1,558    $    69,595   $    11,861    $   160,846
  Employee compensation, net of tax       6,465          6,465        12,931         12,931
                                    -----------    -----------   -----------    -----------
  Total                             $    (4,907)   $    63,130   $    (1,070)   $   147,915
                                    ===========    ===========   ===========    ===========
Earnings per share:
  Basic, as reported                $      0.00    $      0.00   $      0.00    $      0.01
                                    ===========    ===========   ===========    ===========
  Diluted, as reported              $      0.00    $      0.00   $      0.00    $      0.01
                                    ===========    ===========   ===========    ===========
  Basic, pro forma                  $      0.00    $      0.00   $      0.00    $      0.01
                                    ===========    ===========   ===========    ===========
  Diluted, pro forma                $      0.00    $      0.00   $      0.00    $      0.01
                                    ===========    ===========   ===========    ===========

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:


                                                  Three months ended            Six months ended
                                                        June 30                     June 30
                                                  2004          2003          2004          2003
                                               -----------   -----------   -----------   -----------
Basic:
   Net income                                  $     1,558   $    69,595   $    11,861   $   160,846
   Average shares outstanding                   14,961,457    14,961,457    14,961,457    14,961,457
                                               -----------   -----------   -----------   -----------
   Basic earnings per share                    $      0.00   $      0.00   $      0.00   $      0.01
                                               ===========   ===========   ===========   ===========
Diluted:
   Net income                                  $     1,558   $    69,595   $    11,861   $   160,846
   Add interest on convertible debt                  2,700         1,500         2,700         3,000
                                               -----------   -----------   -----------   -----------
   Total                                       $     4,258   $    71,095   $    14,561   $   163,846
                                               ===========   ===========   ===========   ===========

   Average shares outstanding                   14,961,457    14,961,457    14,961,457    14,961,457
   Effect of dilutive stock options - based
     on treasury stock method                    2,770,253       133,333     2,770,253       133,333
   Assumed conversion of 6% convertible debt     1,992,022       191,358     1,992,022       191,358
                                               -----------   -----------   -----------   -----------
   Total                                        19,723,732    15,286,148    19,723,732    15,286,148
                                               ===========   ===========   ===========   ===========

   Diluted earnings per share                  $      0.00   $      0.00   $      0.00   $      0.01
                                               ===========   ===========   ===========   ===========

Item 2. Management`s Discussion and Analysis or Plan of Operation.

Introduction

This Quarterly Report on Form 10-QSB for the period ended June 30, 2004 should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

General

We specialize in conducting investigations and laboratory analysis of a wide variety of products to determine the cause and origin of product failures. Our primary customers consist of national insurance companies that are interested in pursuing claims to which they have become subrogated. Subrogation is a legal principle, which provides that, to the extent an insurer has paid for a loss, the insurer receives the policyholder`s right to recover from any third party that caused the loss. We have accumulated a large database of known defective products that includes photos and other documentation that are used in our clients' investigations. Additionally, we provide for the storage of evidence collected during an investigation, until our customer requests that it be disposed.

Results of Operations

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Our revenues decreased from $1,168,869 for the six months ended June 30, 2003 to $1,119,815 for the six months ended June 30, 2004, or by approximately 4.2%, primarily due to insurers having less subrogated claims as a result of homeowners filing fewer insurance claims due to fears of increased insurance rates or policy cancellation. We have offset this decrease somewhat during the periods with our use agreement revenues. Under the terms of our ten-year use agreement, the user is allowed exclusive use of certain of our research data on product failure or failure patterns and quarterly updates of such data in exchange for an annual fee of $100,000. Additionally, we are expanding our customer base to include smaller and newer insurance companies, which we anticipate will increase comparative revenues in the third and fourth quarters.

Our total operating expenses for the six-months ended June 30, 2004 were $1,082,538, an increase of $91,926, or approximately 9.3% compared to the same period in 2003. Salary expense increased by $28,372, or approximately 5.3% primarily due to a greater number of employees during the first half of 2004. General and administrative expenses increased by $66,933 or approximately 16.1% primarily as a result of an increase in expenses associated with our outside contractors and engineers. During the second quarter of 2004 we reduced our personnel to a level more appropriate for current revenues.

As a result of the reduction in our revenues and increase in our operating expenses, our net income decreased from $160,846 for the six months ended June 30, 2003 to $11,861 for the six months ended June 30, 2004, or by approximately 92.6%.

Financial Position

Our net accounts receivable decreased by $19,491, or approximately 9.0%, between December 31, 2003 and June 30, 2004, primarily as a result of our successful efforts in collecting past due amounts. Additionally, during the first quarter of 2004 we collected $100,000 in other receivables related to our use agreement. During the six months ended June 30, 2004 we purchased additional computer and other equipment with a total cost of approximately $44,000. As expected, our deferred revenues, which is all related to our use agreement, decreased by $50,000 during the first six months of 2004 as that revenue was recognized. As a result of our net income and related positive cash flows for the period our cash has increased and we have continued our successful efforts to reduce our notes payable and capital leases balances. Accordingly, our cash balance has increased by approximately $80,000 and our notes payable and capital leases have decreased by approximately $19,000 since December 31, 2003.

Liquidity and Capital Resources

As previously discussed, cash flow results for the six months ended June 30, 2004 were sufficient to fund operating costs and to reduce our current liabilities. We anticipate that our internal cash flow will be sufficient to fund operations for the next 12 months.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Critical Accounting Policies

      The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the consolidated financial statements and accompanying notes. Item 6. Management's Discussion and Analysis or Plan of Operation contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 describes these critical accounting policies.

Item 3.  Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer is also its Chief Accounting Officer and Chief Financial Officer. He is primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-QSB. He has, within 90 days of the filing date of this Quarterly Report, evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC, and has determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to him during the period covered by this Quarterly Report.

INTERNAL CONTROLS

To meet his responsibility for financial reporting, the CEO/CFO has established internal controls and procedures which he believes are adequate to provide reasonable assurance that the Company's assets are protected from loss.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the CEO/CFO's most recent evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities.

No shares of the Company`s common stock or other equity securities were issued by the Company during the three month period ended June 30, 2004.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     31 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

      32 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

      (b) The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2004.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Diversified Product Inspections, Inc.
                                         (Registrant)


Date: August 13, 2004           /s/ John Van Zyll
                                ----------------------------------------
                                John Van Zyll
                                President, Chief Executive Officer and Chairman
                                (Principal Executive Officer and
                                Principal Accounting Officer)