Form 10QSB
period 2004-09-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2004-11-15
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

      As of November 12, 2004, there were 15,338,942 shares of common stock, $0.01 par value, issued and outstanding.


                              INDEX TO FORM 10-QSB
                                                                                          PAGE
PART I         FINANCIAL INFORMATION

Item 1     Financial Statements
               Condensed Consolidated Balance Sheet as of
               September 30, 2004 (unaudited)                                              3
               Condensed Consolidated Statements of Income (unaudited) for
               the three and nine months ended September 30, 2004 and 2003                 4
               Condensed Consolidated  Statements of Stockholders' (Deficit) Equity
               as of September 30, 2004 (unaudited)                                        5
               Condensed Consolidated Statements of Cash Flows (unaudited) for
               the three and nine months ended September 30, 2004 and 2003                 6
               Notes to Consolidated Financial Statements                                  7

Item 2         Management's Discussion and Analysis or Plan of Operation                  10

Item 3         Controls and Procedures                                                    12

PART II        OTHER INFORMATION

Item 2         Unregistered Sales of EquitySecurities and Use of Proceeds                 12
Item 6         Exhibits and Reports on Form 8-K                                           13

SIGNATURES                                                                                13

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

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      Diversified Product Inspections, Inc.

                      Condensed Consolidated Balance Sheets


                                                                             SEPTEMBER 30 DECEMBER 31
                                                                                2004         2003
                                                                             ----------   ----------
                                                                             (UNAUDITED)
ASSETS
Current assets:
   Cash                                                                      $  376,317   $  296,409
   Accounts receivable, net of reserve for doubtful accounts of
     $25,000 in 2004 and $35,000 in 2003                                        191,506      216,093
   Other receivable                                                                   -      100,000
   Current portion of deferred income taxes                                     143,485      143,485
   Prepaid expenses and other current assets                                      5,042        1,341
                                                                             ----------   ----------
 Total current assets                                                           716,350      757,328

Property and equipment:
   Equipment, furniture and fixtures                                            336,208      306,788
   Vehicles                                                                      88,200      128,061
   Leasehold improvements                                                        22,727       22,727
                                                                             ----------   ----------
                                                                                447,135      457,576
   Less accumulated depreciation and amortization                               265,507      257,231
                                                                             ----------   ----------
Net property and equipment                                                      181,628      200,345

Other assets                                                                      4,400        4,400
Deferred income taxes, less current portion                                     247,260      277,089
                                                                             ----------   ----------
Total assets                                                                 $1,149,638   $1,239,162
                                                                             ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                     $  118,875   $  147,963
   Accrued salaries                                                              17,676       14,445
   Deferred revenue                                                              16,667       91,667
   Current portion of notes payable                                               8,640       14,607
   Current portion of capital lease obligation                                        -        3,525
                                                                             ----------   ----------
Total current liabilities                                                       161,858      272,207

Notes payable, less current portion                                              22,810       36,598
Capital lease obligation, less current portion                                        -        6,842
Convertible debt, net of discount of $4,500 in 2004 and $5,000 in  2003         265,500      295,000
                                                                             ----------   ----------
Total liabilities                                                               450,168      610,647

Stockholders' equity                                                            699,470      628,515
                                                                             ----------   ----------
Total liabilities and stockholders' equity                                   $1,149,638   $1,239,162
                                                                             ==========   ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

             Condensed Consolidated Statements of Income (Unaudited)


                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30                   SEPTEMBER 30
                                            --------------------------    --------------------------
                                                2004           2003           2004           2003
                                            -----------    -----------    -----------    -----------
Revenues                                    $   513,615    $   671,709    $ 1,633,430    $ 1,840,578

Operating expenses:
   Salaries                                     246,351        319,547        814,262        858,726
   Depreciation and amortization                 12,557         16,500         43,454         51,436
   General and administrative                   207,111        233,361        690,841        650,158
                                            -----------    -----------    -----------    -----------
 Total operating expenses                       466,019        569,408      1,548,557      1,560,320
                                            -----------    -----------    -----------    -----------

 Operating income                                47,596        102,301         84,873        280,258

 Interest expense                                (5,701)        (6,870)       (17,825)       (23,981)
                                            -----------    -----------    -----------    -----------

Income before income taxes                       41,895         95,431         67,048        256,277

Deferred income tax expense                      16,537              -         29,829              -
                                            -----------    -----------    -----------    -----------

Net income                                  $    25,358    $    95,431    $    37,219    $   256,277
                                            ===========    ===========    ===========    ===========

 Basic and diluted earnings per common
   share                                    $      0.00    $      0.01    $      0.00    $      0.02
                                            ===========    ===========    ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

 Condensed Consolidated Statements of Stockholders' (Deficit) Equity (Unaudited)


                                                   NUMBER OF                                             DEFERRED        TOTAL
                                                    SHARES                   ADDITIONAL                    STOCK      STOCKHOLDERS'
                                                  ISSUED AND    COMMON        PAID-IN     ACCUMULATED    ISSUANCE       (DEFICIT)
                                                 OUTSTANDING     STOCK        CAPITAL       DEFICIT        COSTS        EQUITY
                                                 -----------  -----------   -----------   -----------    -----------   -----------
 Balance at January 1, 2003                       14,961,457  $   149,615   $ 1,620,328   $(1,709,743)   $  (191,393)  $  (131,193)
   Elimination of deferred stock issuance costs            -            -             -             -        191,393       191,393
   Net income for 2003                                     -            -             -       568,315              -       568,315
                                                 -----------  -----------   -----------   -----------    -----------   -----------
Balance at December 31, 2003                      14,961,457      149,615     1,620,328    (1,141,428)             -       628,515
   Stock issued for convertible debt                 377,485        3,774        29,962             -              -        33,736
   Net income for nine months ended
     September 30, 2004                                    -            -             -        37,219              -        37,219
                                                 -----------  -----------   -----------   -----------    -----------   -----------
Balance at September 30, 2004                     15,338,942  $   153,389   $ 1,650,290   $(1,104,209)   $         -   $   699,470
                                                 ===========  ===========   ===========   ===========    ===========   ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                                2004         2003
                                                              ---------    ---------
OPERATING ACTIVITIES
Net income                                                    $  37,219    $ 256,277
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                               43,454       51,436
     Provision for bad debts                                          -       16,000
     Deferred tax expense                                        29,829            -
     Gain on sale of vehicles                                    (1,600)           -
     Changes in operating assets and liabilities:
       Accounts receivable                                      124,587      (88,651)
       Prepaid expenses and other assets                         (3,701)           -
       Accounts payable and accrued expenses                    (24,852)     (56,911)
       Accrued salaries                                           3,231        4,381
                                                                (75,000)           -
       Deferred revenue
                                                              ---------    ---------
Net cash provided by operating activities                       133,167      182,532

INVESTING ACTIVITIES
Proceeds from sale of vehicles                                   20,973            -
Purchases of property and equipment                             (44,110)     (86,024)
                                                              ---------    ---------
Net cash used in investing activities                           (23,137)     (86,024)

FINANCING ACTIVITIES
Payment on shareholder advance                                        -      (11,980)
Net payments on lines of credit                                       -      (63,373)
Principal payments on notes payable and capital
   lease obligation                                             (30,122)     (13,456)
                                                              ---------    ---------
Net cash used in financing activities                           (30,122)     (88,809)
                                                              ---------    ---------

Net increase in cash                                             79,908        7,699

Cash at beginning of period                                     296,409      115,018
                                                              ---------    ---------
Cash at end of period                                         $ 376,317    $ 122,717
                                                              =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest during the period                      $   5,084    $  23,981
                                                              =========    =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                      Diversified Product Inspections, Inc.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Diversified Products Inspections, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

3.       INCOME TAX PROVISION

No provision for income taxes was required for the three- and nine-months ended September 30, 2003 due to the use of net operating loss carryforwards for which the benefit had not previously been recorded.

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

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30               SEPTEMBER 30
                                            2004         2003           2004          2003
                                       ------------   ----------   ------------   -----------
Basic:
   Net income, as reported             $     25,358   $   95,431   $     37,219   $   256,277
   Employee compensation, net of tax          6,465        6,465         19,396        19,396
                                       ------------   ----------   ------------   -----------
   Pro forma net income                $     18,893   $   88,966   $     17,823   $   236,881
                                       ============   ==========   ============   ===========
 Earnings per share:
   Basic, as reported                  $       0.00   $     0.01   $       0.00   $      0.02
                                       ============   ==========   ============   ===========
   Diluted, as reported                $       0.00   $     0.01   $       0.00   $      0.02
                                       ============   ==========   ============   ===========
   Basic, pro forma                    $       0.00   $     0.01   $       0.00   $      0.02
                                       ============   ==========   ============   ===========
   Diluted, pro forma                  $       0.00   $     0.01   $       0.00   $      0.02
                                       ============   ==========   ============   ===========

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30               SEPTEMBER 30
                                                   2004          2003          2004          2003
                                               -----------   -----------   -----------   -----------
Basic:
   Net income                                  $    25,358   $    95,431   $    37,219   $   256,277
   Average shares outstanding                   15,055,828    14,961,457    14,999,206    14,961,457
                                               -----------   -----------   -----------   -----------
   Basic earnings per share                    $      0.00   $      0.01   $      0.00   $      0.02
                                               ===========   ===========   ===========   ===========
Diluted:
   Net income                                  $    25,358   $    95,431   $    37,219   $   256,277
   Add interest on convertible debt                  2,430         1,500         7,290         4,500
                                               -----------   -----------   -----------   -----------
   Total                                       $    27,788   $    96,931   $    44,509   $   260,777
                                               ===========   ===========   ===========   ===========

   Average shares outstanding                   15,055,828    14,961,457    14,999,206    14,961,457
   Effect of dilutive stock options - based
     on treasury stock method                    2,290,324       643,750     2,290,324       643,750
   Assumed conversion of 6% convertible debt     1,865,759       208,333     1,865,759       208,333
                                               -----------   -----------   -----------   -----------
   Total                                        19,211,911    15,813,540    19,155,911    15,813,540
                                               ===========   ===========   ===========   ===========

   Diluted earnings per share                  $      0.00   $      0.01   $      0.00   $      0.02
                                               ===========   ===========   ===========   ===========

                      Diversified Product Inspections, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

6.       CONVERTIBLE DEBT

On August 31, 2004, the holder of the Company's convertible debt exercised its right and converted $30,000 of debt, plus accrued interest, into 377,485 shares of the Company's common stock in accordance within the terms of the related agreement.

7.       SUBSEQUENT EVENT

The Company is currently in negotiations for the purchase of a new building for approximately $800,000 to serve as the Company's office and warehouse space and for the termination of its existing office and warehouse lease. In October 2004, the Company entered a tentative agreement for the new building purchase and made a $25,000 deposit related to the agreement. Of this deposit, $20,000 is refundable if the Company terminates the transaction in accordance with the terms of the agreement.

Item 2. Management`s Discussion and Analysis or Plan of Operation.

Introduction

This Quarterly Report on Form 10-QSB for the period ended September 30, 2004 should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

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


Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Our revenues decreased from $1,840,578 for the nine months ended September 30, 2003 to $1,633,430 for the nine months ended September 30, 2004, or by approximately 11.3%. This decrease is primarily due to a significant spike in revenues during the third quarter of 2003, followed by a 2004 trend of insurers having less subrogated claims as a result of homeowners filing fewer insurance claims due to fears of increased insurance rates or policy cancellation. We believe this downward trend has stabilized during the third quarter of 2004. We have offset this decrease somewhat during the periods with our use agreement revenues. Under the terms of our ten-year use agreement, the user is allowed exclusive use of certain of our research data on product failure or failure patterns and quarterly updates of such data in exchange for an annual fee of $100,000. Additionally, we are expanding our customer base to include smaller and newer insurance companies, which we anticipate will increase comparative revenues in the fourth quarter.

Our total operating expenses for the nine-months ended September 30, 2004 were $1,548,557, a decrease of $11,763, or approximately 0.7% compared to the same period in 2003. Salary expense decreased by $44,464, or approximately 5.2% primarily due to our efforts to reduce personnel to a level more appropriate for 2004 revenues. General and administrative expenses increased by $40,683 or approximately 6.3% primarily as a result of an increase in expenses associated with our outside contractors and engineers which occurred mainly during the first and second quarters of 2004 offset somewhat by a reduction in the third quarter.

As a result of the reduction in our revenues and, to a lesser extent, operating expenses, our net income decreased from $256,277 for the nine months ended September 30, 2003 to $37,219 for the nine months ended September 30, 2004, or by approximately 85.5%.

Financial Position

Our net accounts receivable decreased by $24,587, or approximately 11.4%, between December 31, 2003 and September 30, 2004, primarily as a result of our successful efforts in collecting past due amounts. Additionally, during the first quarter of 2004 we collected $100,000 in other receivable related to our use agreement. During the nine months ended September 30, 2004 we purchased additional computer and other equipment with a total cost of approximately $44,000. As expected, our deferred revenues, which is all related to our use agreement, decreased by $75,000 during the first nine months of 2004 as that revenue was recognized. As a result of our net income and related positive cash flows for the period our cash has increased and we have continued our successful efforts to reduce our notes payable and capital leases balances. Accordingly, our cash balance has increased by approximately $80,000 and our notes payable and capital leases have decreased by approximately $30,000 since December 31, 2003.

On August 31, 2004, the holder of our convertible debt exercised its right to convert $30,000 of debt, plus accrued interest, into 377,485 shares of the Company's common stock in accordance with the terms of the related agreement.


Liquidity and Capital Resources

As previously discussed, cash flow results for the nine months ended September 30, 2004 were sufficient to fund operating costs and to reduce our current liabilities. We anticipate that our internal cash flow will be sufficient to fund operations for the next 12 months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 31, 2004, the holder of our convertible debt exercised its right to convert $30,000 of debt, plus accrued interest, into 377,485 shares of the Company's common stock The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering. No other shares of the Company`s common stock or other equity securities were issued by the Company during the three month period ended September 30, 2004.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

        None

Item 6. Exhibits.


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

                             Diversified Product Inspections, Inc.
                             (Registrant)


Date: November 12, 2004      /s/ John Van Zyll
                             ------------------------------
                             John Van Zyll
                             President, Chief Executive Officer and Chairman
                             (Principal Executive Officer and
                             Principal Accounting Officer)