Form 10KSB
period 2004-12-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2005-03-29
CIK 1079297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

                         Commission file Number 0-25429

                      DIVERSIFIED PRODUCT INSPECTIONS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Florida                                             65-0877741
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1059 East Tri-County Blvd., Oliver Springs, TN                   37840
----------------------------------------------                 ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number: (865) 482-8480

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                                     Name of exchange on
                                                          which registered
      None                                                      None
      ----                                                      ----

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

      Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K |X|

      State issuer's revenues for its most recent fiscal year: $2,094,083

      The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of March 18, 2005 ($.17) was $723,409. For purposes of the computation we consider all directors and holders of 10% or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of March 18, 2005 was 4,255,346.

      As of March 18, 2005, there were 19,135,920 shares of common stock, $0.01 par value, issued and outstanding.

Transmittal Small Business Disclosure Format (check one) Yes |_| No |X|

                                     PART I

Item 1. Description of Business.

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

Corporate Background

      We were organized as Fairfax Group, Inc. under the laws of the State of Florida on April 23, 1998. We became the successor to Fairfax Group, Inc., a Nevada corporation ("Fairfax Nevada") as a result of a merger consummated on September 8, 1998. Prior to the merger, Fairfax Nevada had never engaged in any substantive commercial business or other business operations, but had a shareholder base of approximately 500 shareholders. Unless the context otherwise requires, all references to the "Company" "we" "our" and other similar terms means the corporation originally incorporated under the name Fairfax Group, Inc. in Florida.

      On March 6, 2001, we, Diversified Product Investigations, Inc., a Florida corporation, and the individual holders of the outstanding capital stock of Diversified Product Investigations, Inc. (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Share Exchange Agreement ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to us all of the issued and outstanding shares of common stock of Diversified Product Investigations, Inc. in exchange for 10,332,420 shares of our common stock. The reorganization was accounted for as a reverse acquisition.

      Simultaneously with the closing of the Reorganization, the then sole officer and director of the Company resigned his positions in accordance with the terms of the Agreement. John Van Zyll, Ann M. Furlong, Marvin Stacy, Dean Madden and David Dowell were elected to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed John Van Zyll as Chairman of the Board, President and Chief Executive Officer; Ann M. Furlong as Secretary; Dean Madden as Chief Financial Officer and Treasurer; and Marvin Stacy as Chief Operating Officer of the Company. The Board and the shareholders of the Company also approved and filed an amendment of the Company's Articles of Incorporation in order to change the name of the Company from Fairfax Group, Inc. to Diversified Product Inspections, Inc.

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

      We employ five (5) state-licensed private investigators who are trained as "Cause and Origin" investigators, two apprentice private investigators who are not yet state-licensed, six (6) laboratory technicians and one engineer. We also have retained five people who provide us with engineering services on a part-time consulting basis. Also, we offer pre-failure evaluations of structures, building materials and appliances.

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

Subrogation Claims and Other Investigations

      Below are samples of some of the actual cases in which our investigations enabled the client to be successful in their subrogation claim.

* Masonite Siding Class Action lawsuit. We were an expert witness in this lawsuit. We investigated and took samples from over 2,000 homes in 20 states. The lawsuit covered 13.9 million homes in the United States and resulted in a $4.3 billion class action settlement. (1995)

* Louisiana Pacific Class Action lawsuit regarding defective siding. We inspected 2,000 homes in 19 states. It was the defense's contention that the siding could not be positively identified once installed. We developed a method of positively identifying the product through visual inspection and demonstrated this during deposition. The result was a $750,000 class action settlement. (1997)

* Defective Battery Charger. A battery charger in California caused a fire in a strip mall causing heavy damage. We were able to positively identify the origin, cause and manufacturer. Reliance Insurance was able to subrogate a $1,000,000 claim.
      (1999)

* Ply-Gen (Hoover) vs. Pulte Home. Defective siding was installed in over 13,000 homes in Florida. Our investigations and lab analysis resulted in a $23.3 million settlement to the homeowners. (1997)

* Auto accident in Orlando. Driver stated that she had applied brakes, but that they did not work. An independent mechanic inspected the brake system and reported that it was properly functioning and that the driver was at fault. The insurance company hired us to inspect the brakes. Our lab was able to determine that the brake pad material had non-uniform wear characteristics that resulted in high and low spots. The braking friction of the pads was only 30% of their design specifications. The insurance company successfully subrogated the claim. The driver was found to be "not at fault", thus saving her from points on her license and an increase in her insurance premium. (1996)

* Lamborghini Automobile in Orlando that burned because of a failure of the rubber fuel lines. Our laboratory was able to determine that the rubber fuel lines were not defective. The owner had installed a high-pressure fuel pump that delivered a hydraulic pressure in excess of the fuel line manufacturer's recommendations. It was determined that the owner was at fault.
      (1995)

* Home is Kissimmee, Florida that was being consumed by mold. The builder and several engineering firms had been unable to determine the cause. Upon inspecting the home, we determined that there was a hidden water leak in the walls. The builder insisted that this was impossible, as the water to the home was turned off at the main. Our technicians quickly located the leak using ultrasonic equipment. The plumbing contractor had installed an unused icemaker line on the city side of the meter. This line was slightly pierced by a nail during drywall installation, causing saturation inside the walls and the mold growth throughout the home. It was determined that the plumbing contractor was at fault. (1994)

* Chevy Silverado burns in Orlando. We were able to determine that the cause and origin was due to a problem in the manufacturing process of the dipstick for the transmission. The dipstick would eject under pressure, allowing transmission fluid to spray on the exhaust and cause fires. The insurance company was able to successfully subrogate the claim and GM has since corrected the problem. (1997)

* Pedestal fan failures. We assisted a television consumer investigative reporter in a report concerning a particular line of pedestal fans which had caused fires in the Seattle, Washington area. Our research department provided the reporter with information regarding failures of the same product in other areas of the country. (2004)

Financings

      In April 2002, we entered into a subscription agreement with an investor to sell up to $300,000 of our 6% convertible debentures. Under the terms of the agreement, subject to the our satisfying certain conditions, the investor agreed to purchase three separate tranches of debentures, each tranche in the principal amount of $100,000 and to be payable three years after the issue date of the debenture. The tranches were purchased in April 2002, June 2002 and October 2002, respectively. The principal amount of each of the debentures was convertible at any time at the option of the investor into the Company's common stock at a conversion rate equal to the lesser of (i) 110% of the average five closing bid prices during the five trading days prior to the issuance date of the debenture or (ii) 75% of the average of the five lowest closing bid prices during the twenty trading days immediately prior to the conversion date. In the event all or any portion of the debentures are outstanding at the end of three years from the date of issuance, the debentures are subject to automatic conversion into the Company's common stock based upon the conversion rate described above.

      In connection with the sale of each tranche of the debentures, we issued warrants to purchase 462,963 shares of our common stock at exercise prices of $.2376, $.23 and $.088 per share, respectively. Each of the warrants is exercisable for four years from the date each related debenture was purchased under the agreement. The repayment of the debentures was also secured by a pledge to the investor of an aggregate of 4,000,000 shares of common stock of the Company owned by our majority stockholders.

      In 2004, the investor converted the entire $300,000 principal amount of the debenture, plus accrued interest, into an aggregate of 4,173,857 shares of the Company's common stock.

      During April 2002 we also entered into an equity line of credit investment agreement with the investor which obligated the investor to purchase up to $3,000,000 of our common stock at a price equal to 85% of the average trading price of our common stock, subject to our fulfillment of certain terms and conditions contained in the equity line of credit investment agreement. In connection with the equity line of credit, we issued to the investor a warrant to purchase 1,388,889 shares of our common stock exercisable at $.2376 per share. The warrant is exercisable until April 2006. The equity line of credit expired in April 2004 without being utilized.

Intellectual Property

      We currently hold a federal trademark registration from the United States Patent and Trademark Office (Reg. No: 2206610) for our Diversified Products Inspections, Inc. logo. We also maintain a registered domain name for our Internet Web site located at http://www.dpi-inc.com and http://www.homechecksafety.com.

Recent Activities

      On December 30, 2004, we entered into a joint venture agreement with two other companies to form Vulnerability Assessment Group ("VAG"). We have a one-third interest in VAG. The purpose of VAG is to provide comprehensive assessment plans to individuals, businesses, industries, organizations and institutions of their vulnerability to terrorism, external or internal sabotage, employee assessment and safety, product safety and chemical and biological safety. As of December 31, 2004, the Company had incurred no significant costs related to VAG.

      In December 2003, we entered into a Use and Consulting Agreement with GBC, Inc. under which GBC, Inc. was granted the right to use our extensive database of failed and recalled products for a fee of $100,000 per year over a ten year term. The agreement was terminable on 30 days advance written notice. GBC, Inc. paid to us the first annual fee. In February 2005 GBC, Inc. notified us that it desired to terminate the agreement, but as of March 21, 2005, GBC, Inc. had not returned all copies of our data in GBC, Inc.'s possession. We are considering our alternatives regarding enforcement of the agreement.

Employees

      As of March 21, 2005, we have approximately 27 full time employees and three part time employees. We have never experienced a work stoppage and we believe that our employee relations are good. Our success depends to a large extent upon the continued services of our key managerial employees and investigators. The loss of such personnel could have a material adverse effect on our business and our results of operations.

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

The loss of one or more of our key employees may adversely affect our growth objectives.

      Our success in achieving our growth objectives depends upon the efforts of our top management team including the efforts of Messrs. John Van Zyll, Marvin Stacy and Ms. Ann M. Furlong. The loss of the services of any of these individuals may have a material adverse effect on our business, financial condition and results of operations. We do not have employment agreements with Messrs. VanZyll, Stacy or Ms Furlong. We can give no assurance that we will be able to maintain and achieve our growth objectives should we lose one or all of these individuals' services.

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

We may issue additional shares of our common stock which would reduce the percent ownership of existing shareholders and also dilute the share value of our common stock.

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

      Outstanding shares of our common stock that are restricted from immediate resale, but which may be sold into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

      As of March 21, 2005, we had 19,135,920 shares of our common stock issued and outstanding. Of such shares, 13,463,553 shares of common stock were restricted and 5,672,367 shares were free trading. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

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

      The application of "penny stock rules" could adversely affect the market price of our common stock.

      Our securities are deemed to be penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. We can give no assurance that the price of our securities will reach or maintain such a level.

Item 2. Properties.

      In December 2004 we purchased an approximately 45,000 square foot facility located at 1059 East Tri-County Blvd., Oliver Springs, Tennessee 37840 which we now use as our corporate headquarters and as our warehouse. The facility was purchased for $800,000. The entire purchase price was financed by a mortgage loan from a bank. The loan is repayable in monthly installments of interest only at the rate of 6% per annum through June 2005; thereafter, in monthly installments of $6,751 through May 2010, including interest at 6% per annum, with the remaining balance due June 2010.

      We also lease facilities located at 3 East Main Street, Oak Ridge, Tennessee 37830 which premises were formerly used as our corporate headquarters. The lease expires in December 2005 and provides for rental payments of $18,125 per month. We are in negotiations with the landlord regarding an earlier termination of the lease.

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

                                     PART II

Item 5. Market for Common Equity, Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities.

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

                                                          Common Stock
                                                      High Bid   Low Bid
                                                      --------   -------

First Quarter 2003                                     $0.17      $0.13
Second Quarter 2003                                    $0.18      $0.11
Third Quarter 2003                                     $0.25      $0.14
Fourth Quarter 2003                                    $0.33      $0.12

First Quarter 2004                                     $0.50      $0.28
Second Quarter 2004                                    $0.49      $0.28
Third Quarter 2004                                     $0.47      $0.13
Fourth Quarter 2004                                    $0.28      $0.12

Security Holders

            At March 18, 2005 there were 19,135,920 shares our common stock outstanding which were held by approximately 520 stockholders of record.

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

Recent Sales of Unregistered Securities

      In the fourth quarter of 2004, the holder of convertible notes converted the entire $300,000 principal amount of such notes, plus accrued interest, into an aggregate of 4,173,857 shares of our common stock. The certificates for such shares were issued in the first quarter of 2005. We believe that the issuance of the shares was exempt from the registration requirements under the Securities Act of 1933, as amended, by virtue of an exemption provided under Section 3(a)(9) of the Act. Except for the foregoing, we did not issue shares of our common stock during the fourth quarter of the year ended December 31, 2004.

Item 6. Management's Discussion and Analysis or Plan of Operation

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

Critical Accounting Policies

      Our significant accounting policies are discussed in Note 1 to the financial statements. We consider the following accounting policies to be the most critical:

      o Revenue Recognition - We recognize revenue when the earnings process is completed. This typically occurs after our final written report has been reviewed, approved and submitted. We have no further obligation to the customer at this time.

      o Stock Options - We account for our stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. We have adopted the disclosure-only provisions of the Financial Accounting Standards Board ("FASB") Statement No.123, "Accounting for Stock Based Compensation" as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure".

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

Results of Operations for the Fiscal Year Ended December 31, 2004 as Compared to the Fiscal Year Ended December 31, 2003

      Our revenues for 2004 decreased $338,313 or 13.9% to $2,094,083 from $2,432,396 in 2003. This decrease is primarily due to a significant spike in revenues during the third quarter of 2003, followed by a 2004 trend of insurers having less subrogated claims as a result of homeowners filing fewer insurance claims due to fears of increased insurance rates or policy cancellation. We believe this downward trend has stabilized during the third quarter of 2004. We have offset this decrease somewhat during the periods with our use agreement revenues. Under the terms of our use agreement, the user is allowed exclusive use of certain of our research data on product failure or failure patterns and quarterly updates of such data in exchange for an annual fee of $100,000; however, this use agreement was terminated effective December 2004. Additionally, we are expanding our customer base to include smaller and newer insurance companies, which we anticipate will increase comparative revenues in 2005.

      Our total operating expenses for 2004 were $2,028,234, a decrease of $35,278, or approximately 1.7% compared to the same period in 2003. Salary expense decreased by $17,919, or approximately 1.6%, primarily due to our efforts to reduce personnel to a level more appropriate for 2004 revenues. In total, other operating expenses for 2004 remained relatively consistent with 2003 with an increase in professional fees of $44,203, mainly due to higher legal costs, offset somewhat by reductions in other operating expense classifications.

      Interest expense for 2004 decreased $9,850 or 33.1% to $19,900 from $29,750 in 2003 mainly due to the retirement of higher interest lines of credit in 2003 and early payoff of notes payable in 2004.

      During 2002, the Company incurred $191,393 in deferred stock issuance costs associated with the establishment of an equity line of credit. This amount was reported as a component of our stockholders deficit at December 31, 2002, pending future funding under this agreement. During 2003 our financial condition improved significantly and we determined we would not utilize this equity line of credit. Accordingly, we expensed these deferred stock issuance costs in 2003. No such cost existed in 2004.

      During 2003, mainly due to the significant improvement in earnings trend, the Company reversed its valuation allowance for deferred tax assets and recognized a deferred tax benefit of $420,574. Deferred tax expense recognized in 2004 approximated the federal and state statutory rates.

      Net income for 2004 was $27,777 or $0.00 per share compared to a 2003 net income of $568,315 or $0.04 reflecting the 2004 decline in revenues and operating results, and the 2003 recognition of the deferred tax benefit partially offset by the write-off of deferred stock issuance costs as previously discussed.

Results of Operations for the Fiscal Year Ended December 31, 2003 as Compared to the Fiscal Year Ended December 31, 2002

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

Liquidity and Capital Resources

      During 2004, our cash flow was sufficient to fund operating costs and reduce current liabilities. During 2004 and 2003, our operations provided positive cash flow that allowed us to pay off previously existing lines of credit and notes payable, purchase property and equipment and significantly increase our cash on hand. This is reflected in our statement of cash flows that shows that net cash provided by operating activities was $123,396 and $412,883 in 2004 and 2003, respectively. The $289,487 decrease between 2004 and 2003 is due to lower operating results previously discussed.

      Additionally, during 2004, our investing and financing activities reflect new borrowings of $800,000 to purchase our new office and warehouse space. Debt service on our new borrowings will reflect a savings of approximately $135,000 annually versus our 2004 rental agreement payments.

Impact of Inflation

Inflationary factors have not had a significant effect on our operations.

Other

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

Item 7. Financial Statements.

                          Index to Financial Statements

                     Years ended December 31, 2004 and 2003

                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firm ...............   F-1

Audited Financial Statements

Balance Sheets ........................................................   F-2
Statements of Income ..................................................   F-4
Statements of Stockholders' (Deficit) Equity ..........................   F-5
Statements of Cash Flows ..............................................   F-6
Notes to Financial Statements .........................................   F-7

                   Report of Registered Public Accounting Firm

The Board of Directors and Stockholders
Diversified Product Inspections, Inc.

We have audited the accompanying balance sheets of Diversified Product Inspections, Inc. (the "Company"), as of December 31, 2004 and 2003, and the related statements of income, stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Product Inspections, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                              /s/ Coulter & Justus, P.C.

Knoxville, Tennessee
February 10, 2005

                      Diversified Product Inspections, Inc.

                                 Balance Sheets

                                                                    December 31
                                                                 2004         2003
                                                             -----------------------
Assets
Current assets:
   Cash                                                      $  328,048   $  296,409
   Accounts receivable, net of reserve for doubtful
     accounts of $25,000 in 2004 and $35,000 in 2003
                                                                146,272      216,093
   Other receivable                                                  --      100,000
   Current portion of deferred income taxes                      27,656      143,485
   Prepaid expenses and other current assets                     13,007        1,341
                                                             -----------------------
 Total current assets                                           514,983      757,328

Property and equipment:
   Equipment, furniture and fixtures                            336,208      306,788
   Vehicles                                                      88,200      128,061
   Leasehold improvements                                        22,727       22,727
                                                             -----------------------
                                                                447,135      457,576
   Less accumulated depreciation and amortization               278,030      257,231
                                                             -----------------------
   Net property and equipment presently used in operations
                                                                169,105      200,345
   Land, building and improvements not presently used
     in operations                                              836,318           --
                                                             -----------------------
Net property and equipment                                    1,005,423      200,345

Other assets                                                         --        4,400
Deferred income taxes, less current portion                     374,746      277,089
                                                             -----------------------
Total assets                                                 $1,895,152   $1,239,162
                                                             =======================

                                                                     December 31
                                                                 2004           2003
                                                             --------------------------
Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable and accrued expenses                     $    44,026    $   147,963
   Accrued salaries                                               29,019         14,445
   Deferred revenue                                                   --         91,667
   Current portion of notes payable                               25,248         14,607
   Current portion of capital lease obligations                       --          3,525
                                                             --------------------------
Total current liabilities                                         98,293        272,207

Notes payable, less current portion                              804,021         36,598
Capital lease obligations, less current portion                       --          6,842
Convertible debt, net of discount of $5,000 in 2003                   --        295,000
                                                             --------------------------
Total liabilities                                                902,314        610,647

Stockholders' equity:
   Common stock:
     Par value--$0.01 per share
     Authorized shares--50,000,000
     Issued and outstanding shares--19,135,314 in 2004 and
       14,961,457 in 2003                                        191,353        149,615
   Additional paid-in capital                                  1,915,136      1,620,328
   Accumulated deficit                                        (1,113,651)    (1,141,428)
                                                             --------------------------
 Net stockholders' equity                                        992,838        628,515

                                                             --------------------------
Total liabilities and stockholders' equity                   $ 1,895,152    $ 1,239,162
                                                             ==========================

See accompanying Notes to Financial Statements.

                      Diversified Product Inspections, Inc.

                              Statements of Income

                                                        Year ended December 31
                                                         2004            2003
                                                     ---------------------------

Revenues                                             $ 2,094,083     $ 2,432,396

Operating expenses:
   Salaries and related benefits                       1,135,961       1,153,880
   Professional fees                                     170,376         126,173
   Rent                                                  210,000         212,283
   Shipping and handling costs                           167,218         191,202
   Depreciation and amortization                          55,977          67,997
   Other general and administrative                      288,702         311,977
                                                     ---------------------------
Total operating expenses                               2,028,234       2,063,512
                                                     ---------------------------
Operating income                                          65,849         368,884

Other expenses:
   Interest                                               19,900          29,750
   Write-off of deferred stock issuance costs                 --         191,393
                                                     ---------------------------
Total other expenses                                      19,900         221,143
                                                     ---------------------------

Income before income taxes                                45,949         147,741

Deferred income tax (expense) benefit                    (18,172)        420,574
                                                     ---------------------------
Net income                                           $    27,777     $   568,315
                                                     ===========================

Earnings per share:
   Basic                                             $      0.00     $      0.04
                                                     ===========================
   Diluted                                           $      0.00     $      0.03
                                                     ===========================

See accompanying Notes to Financial Statements.

                      Diversified Product Inspections, Inc.

                  Statements of Stockholders' (Deficit) Equity


                                                  Number of                                               Deferred        Total
                                                   Shares                    Additional                     Stock      Stockholders'
                                                 Issued and      Common        Paid-in     Accumulated     Issuance      (Deficit)
                                                 Outstanding      Stock        Capital       Deficit        Costs         Equity
                                                 ----------------------------------------------------------------------------------
Balance at January 1, 2003                        14,961,457   $   149,615   $ 1,620,328   $(1,709,743)   $  (191,393)  $  (131,193)
   Elimination of deferred stock issuance costs           --            --            --            --        191,393       191,393
   Net income for 2003                                    --            --            --       568,315             --       568,315
                                                 ----------------------------------------------------------------------------------
 Balance at December 31, 2003                     14,961,457       149,615     1,620,328    (1,141,428)            --       628,515
   Stock issued for convertible debt               4,173,857        41,738       294,808            --             --       336,546
   Net income for 2004                                    --            --            --        27,777             --        27,777
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 2004                      19,135,314   $   191,353   $ 1,915,136   $(1,113,651)   $        --   $   992,838
                                                 ==================================================================================

See accompanying Notes to Financial Statements.

                      Diversified Product Inspections, Inc.

                            Statements of Cash Flows

                                                          Year ended December 31
                                                            2004         2003
                                                         ----------------------
Operating activities
Net income                                               $  27,777    $ 568,315
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred income taxes                                  18,172     (420,574)
     Provision for bad debt                                (10,000)          --
     Write-off of deferred stock issuance costs                 --      191,393
     Depreciation                                           54,141       62,460
     Amortization                                            1,836        5,537
     Gain on sale of vehicles                               (1,601)          --
     Changes in operating assets and liabilities:
       Accounts and other receivables                      179,821      (56,452)
       Prepaid expenses and other assets                    (7,266)         880
       Accounts payable and accrued expenses               (62,391)     (22,227)
       Accrued salaries                                     14,574       (8,116)
       Deferred revenue                                    (91,667)      91,667
                                                         ----------------------
Net cash provided by operating activities                  123,396      412,883

Investing activities
Proceeds from sale of vehicles                              20,973           --
Purchases of property and equipment                       (880,427)    (111,509)
                                                         ----------------------
Net cash used in investing activities                     (859,454)    (111,509)

Financing activities
Repayments to shareholder                                       --      (14,000)
Net payments on lines of credit                                 --      (83,863)
Proceeds from note payable                                 800,000           --
Principal payments on notes payable and capital lease
   obligations                                             (32,303)     (22,120)
                                                         ----------------------
Net cash provided by (used in) financing activities        767,697     (119,983)
                                                         ----------------------

Net increase in cash                                        31,639      181,391

Cash at beginning of year                                  296,409      115,018
                                                         ----------------------
Cash at end of year                                      $ 328,048    $ 296,409
                                                         ======================

Supplemental disclosures of cash flow information
Cash paid for interest                                   $   5,855    $  29,750

Supplemental disclosures of noncash activity
Convertible debt and related accrued interest
   converted to stock                                    $ 336,546    $      --
Equipment purchases financed by seller                          --       30,324

See accompanying Notes to Financial Statements.

                      Diversified Product Inspections, Inc.
                          Notes to Financial Statements
                                December 31, 2004

1. Significant Accounting Policies

Description of Business

Prior to December 31, 2003, the financial statements included the accounts of Diversified Product Inspections, Inc. ("Inspections") and its wholly-owned subsidiary, Diversified Product Investigations, Inc. ("Investigations"). Effective December 31, 2003, these companies were merged with the surviving company being Diversified Product Inspections, Inc. (the "Company"). Prior to this merger, all intercompany balances and transactions were eliminated.

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

Major Customers and Credit Concentration

The Company's largest customers are national insurance customers. Revenues from the Company's largest individual customers accounted for approximately 25%, 13% and 10% in 2004 and 27%, 15% and 12% in 2003 of total revenues.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, which is typically after an investigation has been completed and the final written report has been submitted, reviewed and approved by management. Once the final report has been approved, the Company has no further obligation to the customer.

Advertising Costs

Advertising costs are expensed as incurred and totaled $28,321 in 2004 and $11,563 in 2003.

Accounts Receivable

Certain customers have accounts receivable balances of 10% or greater of the total at December 31, 2004 and 2003. A single customer accounts for 44% of total accounts receivable at December 31, 2004. Three customers account for 40%, 13% and 10% of total accounts receivable at December 31, 2003. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support customer receivables. The Company charges accounts to bad debt expense as they are determined to be uncollectible based upon a review of aging and collections. Credit losses, when realized, have been within the range of the Company's expectations and, historically, have not been significant.

                      Diversified Product Inspections, Inc.
                    Notes to Financial Statements (continued)

1. Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is carried at cost. Repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

      Building                                                     40 years
      Equipment, furniture and fixtures                           3-7 years
      Vehicles                                                      5 years
      Leasehold improvements                                        3 years

During December 2004, the Company purchased land and a building to serve as the Company's office and warehouse. At December 31, 2004, this property was not yet being used in the Company's operations. Subsequent to year-end, the Company moved their office and warehouse to this new location.

Stock Options

The Company accounts for its stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations. The Company has adopted the disclosure-only provisions of the Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123") as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("FAS 148"). Had the Company elected to adopt the fair value recognition provisions of FAS 123, pro forma net income and earnings per share would be as follows for the years ended December 31:

                                                            2004          2003
                                                       -------------------------

      Net income, as reported                          $    27,777   $   568,315
      Employee compensation, net of tax                     25,861        25,861
                                                       -------------------------
      Pro forma net income                             $     1,916   $   542,454
                                                       =========================

      Earnings per share:
        Basic, as reported                             $      0.00   $      0.04
                                                       =========================
        Diluted, as reported                           $      0.00   $      0.03
                                                       =========================
        Basic, pro forma                               $      0.00   $      0.04
                                                       =========================
        Diluted, pro forma                             $      0.00   $      0.03
                                                       =========================

                      Diversified Product Inspections, Inc.
                    Notes to Financial Statements (continued)

Significant Accounting Policies (continued)

Stock Options (continued)

During December 2004, the FASB revised FAS 123. This revision eliminates the alternative to use APB 25's intrinsic value method that was previously provided under FAS 123 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options, based on the grant-date fair value of those awards. This revision is effective for the Company as of January 1, 2006. As no awards of equity instruments were granted by the Company in 2003 or 2004, the application of this revised statement would have had no effect on the accompanying financial statements.

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

2. Convertible Debt and Equity Line of Credit Agreement

During April 2002, the Company entered into a subscription agreement with a company (the "Investor") in which the Company ultimately received $300,000 (in $100,000 tranches) from the Investor in return for a corresponding amount of convertible debentures and related warrants. The debentures accrued 6% cumulative interest. During April, June and October 2002, the Company received each of its $100,000 tranches under the terms of the agreement. In 2004, the Investor exercised its right and converted this $300,000 of debt, plus accrued interest, into 4,173,857 shares of the Company's common stock in accordance with the terms of the related agreement.

Upon funding of the first tranche in April 2002, the Company issued to the Investor warrants to purchase the resulting number of shares of the Company's stock that equals the total amount being funded in all three tranches, divided by the share price (five day average closing bid price prior to closing). The warrants are exercisable for four years from the corresponding closing date of that tranche being funded, at 110% of the five day average closing bid price for the five trading days prior to the closing date of each funding tranche and carry a cashless provision only at the option of the Company. As such, the Company issued warrants to the Investor to purchase an additional 462,963 shares of stock at an exercise price of $0.2376, 462,963 shares of stock at an exercise price of $0.23, and 462,963 shares of stock at an exercise price of $0.088, on each of the tranche dates.

                      Diversified Product Inspections, Inc.
                    Notes to Financial Statements (continued)

2. Convertible Debt and Equity Line of Credit Agreement (continued)

Also during April 2002, the Company entered into an equity line of credit investment agreement with the Investor that provided for the purchase of shares of the Company's common stock. The effective date of this equity line of credit investment agreement was October 2002 and it expired in April 2004. Under the terms of the equity line of credit investment agreement, the Company issued warrants enabling the Investor to purchase 1,388,889 shares of stock at an exercise price of $0.2376 per share, which was above the trading value of the stock at the date the warrants were issued. These warrants expire in April 2006.

3.  Notes Payable

Notes payable are summarized as follows as of December 31:

                                                              2004          2003
                                                          ----------------------
Note payable, secured by land and a
      building, due in monthly installments
      of interest only at 6% through June
      2005, thereafter, in monthly
      installments of $6,751 through May
      2010, including interest at 6%, with
      the remaining balance due June 2010                 $800,000      $     --

Note payable, secured by a vehicle, due in
      monthly installments of $665,
      including interest at 11.21%, through
      February 2009                                         25,643        30,324

Note payable, secured by a vehicle, due in monthly installments of $348, including interest at 11%, through
      November 2005 3,626 7,188

Notes payable repaid in 2004                                    --        13,693
                                                          ----------------------
                                                           829,269        51,205
Less portion classified as current                          25,248        14,607
                                                          ----------------------
Long-term portion                                         $804,021      $ 36,598
                                                          ======================

Land and building securing the note payable has a carrying amount of $836,318 at December 31, 2004. Vehicles securing notes payable have a carrying amount of $27,040 and $53,676 as of December 31, 2004 and 2003, respectively.

Aggregate maturities of the Company's notes payable as of December 31, 2004, are as follows:

         2005                                       $ 25,248
         2006                                         40,924
         2007                                         43,784
         2008                                         46,861
         2009                                         42,500
         Thereafter                                  629,952
                                                    --------
                                                    $829,269
                                                    ========

                      Diversified Product Inspections, Inc.
                    Notes to Financial Statements (continued)

4.  Lease Obligations

The Company leases office and warehouse space, along with certain equipment, under agreements classified as operating leases. An early termination of the office and warehouse lease, which is currently set to expire on December 31, 2005 and provides for monthly payments of $18,125, is currently being negotiated between the Company and the landlord. Future minimum payments for these leases, including the office and warehouse space, by year and in the aggregate, consist of the following as of December 31, 2004:

         2005                                       $230,048
         2006                                         11,312
         2007                                         11,312
         2008                                          5,656
                                                    --------
         Total minimum lease payments               $258,328
                                                    ========

5. Deferred Revenue

In December 2003, the Company entered into a $1,000,000, ten-year use agreement whereby the user is allowed exclusive use of certain research data of the Company on product failure or failure patterns and quarterly updates of such data. The use agreement called for ten $100,000 annual payments starting at the date of the agreement. Either party could terminate the use agreement with 30 days written notice. This agreement is in the process of being terminated. At December 31, 2003, the Company has recorded deferred revenue of $91,667 and a receivable of $100,000 related to this use agreement. The receivable was collected and the remaining revenue recognized in 2004.

                      Diversified Product Inspections, Inc.
                    Notes to Financial Statements (continued)

6. Income Taxes

For tax purposes the Company has net operating loss ("NOL") carryovers which are available to offset future taxable income. These NOL carryovers expire as follows:

                   Year          Year of                NOL
                Generated       Expiration           Carryover
                ----------------------------------------------
                  1995             2010               $ 10,943
                  1996             2011                  1,704
                  1997             2012                  1,979
                  1998             2018                 99,100
                  1999             2019                109,805
                  2000             2020                111,450
                  2001             2021                 89,766
                  2002             2022                109,525
                  2004             2024                 63,003
                                                      --------
                                                      $597,275
                                                      ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31:

                                                          2004          2003
                                                       -----------------------
Deferred tax assets:
  NOL carryovers                                       $ 228,697     $ 243,078
  Expenses not currently deductible                      172,817       172,817
  Reserve for doubtful accounts                            9,573        13,402
  Other                                                      523           523
                                                       -----------------------
Net deferred tax assets                                  411,610       429,820
Deferred tax liability - tax over book depreciation       (9,208)       (9,246)
                                                       -----------------------
Net deferred tax assets (including $27,656
  classified as current)                               $ 402,402     $ 420,574
                                                       =======================

The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and NOL carryovers within the applicable carryover periods as previously described. During 2003, it was determined that generation of such income is more likely than not. Accordingly, the valuation allowance of $552,189 as of December 31, 2002, was reversed.

                      Diversified Product Inspections, Inc.
                    Notes to Financial Statements (continued)

6. Income Taxes (continued)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit recorded is as follows for the years ended December 31:

                                                           2004          2003
                                                        -----------------------

      Tax at U.S. statutory rates of 34%                $  15,622     $  50,232
      Effect of permanent  differences
        (primarily  write-off of deferred stock
        issuance costs in 2003)
                                                            2,237        75,046
      Reverse prior year valuation allowance                   --      (552,189)
      Other                                                   313         6,337
                                                        =======================
                                                        $  18,172     $(420,574)
                                                        =======================

7. Company Stock Transactions

As discussed in Note 2, in 2002, the Company entered into an equity line of credit investment agreement with the Investor. Related to this agreement, the Company issued shares of common stock and paid cash to satisfy costs associated with the potential of raising capital. At January 1, 2003, the Company presented these costs totaling $191,393 as a reduction of equity pending future funding under this agreement. During 2003, management determined the Company would not draw on this equity line of credit and these costs were expensed.

As a result of the warrants related to the convertible debt and equity line of credit discussed in Note 2 and the employee stock options discussed in Note 8, the Company has reserved 10,792,778 shares of common stock for future issuance.

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

                      Diversified Product Inspections, Inc.
                    Notes to Financial Statements (continued)

8. Employee Stock Options (continued)

The Company has no formal stock option plan, however in November 2002, the Company issued to employees options to acquire 8,028,000 shares of the Company's common stock (8,000,000 of which were issued to five employees who are also board members). These options vest at the rate of 20% annually beginning at the grant date and expire upon termination of employment. A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:

                                                           2004                                 2003
                                            ---------------------------------      --------------------------------
                                                                   Weighted                             Weighted
                                                                    Average                             Average
                                                                   Exercise                             Exercise
                                               Options              Price             Options            Price
                                            ---------------------------------      --------------------------------
      Outstanding at beginning of year
                                                8,028,000       $        0.11          8,028,000      $        0.11
      Forfeited                                   (13,000)                 --                 --                 --
                                            ---------------------------------      --------------------------------
      Outstanding at end of year                8,015,000       $        0.11          8,028,000      $        0.11
                                            =================================      ================================

      Exercisable at end of year                4,815,000                             3,228,000
      Fair value of options granted         $          --                          $         --

Exercise prices for options outstanding as of December 31, 2004, range from $0.11 (8,000,000 shares) to $0.18 (15,000 shares).

9. Related Party Transaction

In 2003, the $14,000 balance of an advance from a stockholder of the Company was repaid.

10. Concentration of Risks

Periodically, the Company has cash on deposits with financial institutions which exceed Federal Deposit Insurance Corporation ("FDIC") limits. Balances in excess of the insurance limits are subject to the risk the financial institution will not pay upon demand. At December 31, 2004, the Company's balances on hand with financial institutions exceed the FDIC coverage by approximately $159,000.

                      Diversified Product Inspections, Inc.
                    Notes to Financial Statements (continued)

11. Earnings Per Share Data

Basic earnings per share assumes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants, using the treasury stock method of computing such effects and contingent shares related to potential conversion of convertible debt.

The following table sets forth the computation of basic earnings per share for the years ended December 31:

                                                           2004          2003
                                                      -------------------------
      Basic:
        Net income                                    $    27,777   $   568,315
        Average shares outstanding                     15,953,692    14,961,457
                                                      -------------------------
        Basic earnings per share                      $      0.00   $      0.04
                                                      ===========---===========

      Diluted:
        Net income                                    $    27,777   $   568,315
        Add interest on convertible debt                       --        18,000
                                                      -------------------------
        Diluted net income                            $    27,777   $   586,315
                                                      ===========---===========

        Average shares outstanding                     15,953,692    14,961,457
        Effect of dilutive stock options and
          warrants - based on treasury stock method     2,935,962     1,734,059
        Assumed conversion of 6% convertible debt              --     1,992,022
                                                      -------------------------
        Diluted shares outstanding                     18,889,654    18,687,538
                                                      ===========---===========

        Diluted earnings per share                    $      0.00   $      0.03
                                                      ===========---===========

12. Joint Venture

On December 30, 2004, the Company entered into a joint venture agreement with two other companies to form Vulnerability Assessment Group ("VAG"). The Company has a one-third interest in VAG. The purpose of VAG is to provide comprehensive assessment plans to individuals, businesses, industries, organizations and institutions of their vulnerability to terrorism, external or internal sabotage, employee assessment and safety, product safety and chemical and biological safety. As of December 31, 2004, the Company had incurred no significant costs related to VAG.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 8A. Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

      In connection with this report, John Van Zyll, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation he concluded that our disclosure controls and procedures were effective in alerting him in a timely manner to information relating to the Company required to be disclosed in this report.

Item 8B. Other Information

Reports on Form 8-K.

      During the period commencing the last quarter of the period covered by this Report until the date of filing of this Report, the Company did not file any Current Reports on Form 8-K.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identity of our current directors and executive officers.

Name                     Age      Positions with the Company
----                     ---      --------------------------

John Van Zyll            64       Chairman of the Board, Chief Executive Officer

Marvin Stacy             71       Chief Operating Officer and Director

Ann M. Furlong           52       Secretary and Director

Warren Wankelman         61       Director

Matt Walters             33       Director

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

      Ann M. Furlong currently serves as a Director and the Company's Secretary. Ms. Furlong has served in these capacities since March 2001 and previously served in similar capacities with Diversified Product Investigations, Inc., the Company's subsidiary since 1991. With over 29-years of management experience Ms. Furlong has provided administrative and organizations expertise. As a licensed private investigator she assists with research projects. She has traveled to assist with stock promotional shows for the Company along with seminar presentations to the Insurance Industry. Ms. Furlong focuses on special projects and assists in the operations of the Company.

      Warren Wankelman currently serves as a Director and as the Vice President of Marketing for the Company. Mr. Wankelman has served in these capacities since March 2001 and previously served in similar capacities with Diversified Product Investigations, Inc., the Company's subsidiary since 2001. Mr. Wankelman has over 25 years of experience in Sales/Marketing and Operations Management. A graduate of Northwestern University, Mr. Wankelman has consistently demonstrated effective marketing and management ability in a career of leadership positions, including Executive Vice President of Punta Gorda Isles, Inc., President and owner of Wankelman- Swen & Associates, Inc. and Director of Marketing for Saddlebrook, Inc. of Knoxville, Tennessee.

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

Section 16 Reporting

      No person who, during the year ended December 31, 2004, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during such fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Code of Ethics

      The Company has not yet adopted a Code of Ethics applying to its executive officers. The Company intends to adopt a Code of Ethics applying to such persons during the first quarter of the fiscal year ending December 31, 2005.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Executive Officers as executive officers of the Company through December 31, 2004 (collectively, the "named executive officers") for services rendered to the Company in all capacities during the three calendar years ended December 31, 2004.

                                 ANNUAL COMPENSATION                                            LONG TERM COMPENSATION

                                                                                           Awards                  Payouts

    Name                                                              Other        Restricted    Securities
    and                                                              Annual          Stock       Underlying                 All
 Principal                        Year                               Compen-         Awards       Options/     LTIP        Other
  Position        Position       Ended       Salary($)   Bonus($)   sation($)          $            SARS      Payouts   Compensation
  --------        ---------      -----       ---------   --------   ---------          -            ----      -------   ------------

  John Van          Chief      12/31/2004     $57,538        0          0              0             0           0           0
    Zyll          Executive    12/31/2003     $49,000        0          0              0             0           0           0
                   Officer     12/31/2002     $40,323        0          0              0             0           0           0

Marvin Stacy        Chief      12/31/2004     $53,479        0          0              0             0           0           0
                  Operating    12/31/2003     $49,000        0          0              0             0           0           0
                   Officer     12/31/2002     $41,020        0          0              0             0           0           0

Ann Furlong       President    12/31/2004     $52,309        0          0              0             0           0           0
                               12/31/2003     $49,000        0          0              0             0           0           0
                               12/31/2002     $40,321        0          0              0             0           0           0

Compensation of Directors

      During the fiscal year ended December 31, 2004, no officer or directo r received any type of compensation from our Company for serving as such. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth certain information as of March 18, 2005 regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person known to us which beneficially owns in excess of five percent of the common stock. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

                                       Number of Shares of     Percent of
                                       Common  Stock           Common Stock
   Name of                             Beneficially            Beneficially
Beneficial Owner                       Owned  (1)              Owned
-----------------                      -------------------     ------------

Jan Telander                           8,159,475(2)              37.2%

John Van Zyll                          6,654,011(3)              32.2%

EIG Capital, Ltd.                      4,445,815(4)              23.2%

EIG Venture
  Capital Ltd.                         4,125,815                 21.6%

Ann M. Furlong                         3,725,811(3)              18.1%

Marvin Stacy                           3,619,055(3)              17.5%

Sofcon Ltd.                            3,542,360(5)              16.2%

Warren Wankelman                         150,000(6)                *

Matt Walters                             155,000(6)                *

All Executive Officers and
Directors  as a Group
(five (5) persons)                    14,303,877(7)              59.8%

----------
* Represents less than one percent (1%) of the outstanding shares of our common stock.

      (1) Based upon 19,135,920 shares of our common stock issued and outstanding as of March 18, 2005. The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after March 18, 2005. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares.

      (2) Includes all shares beneficially owned by EIG Capital Investments, Ltd., EIG Venture Capital, Ltd. and Sofcon, Ltd., including an aggregate of 2,777,778 shares issuable to Sofcon, Ltd. upon exercise of currently exercisable warrants. Mr. Telander is President and a director of each of EIG Capital Investments, Ltd., EIG Venture Capital, Ltd. and Sofcon, Ltd.

      (3) Includes options to purchase 1,500,000 shares of common stock currently exercisable at $.108 per share.

      (4) Includes an aggregate of 320,100 shares owned directly by EIG Capital Investments Ltd. and an aggregate of 4,125,815 shares beneficially owned by EIG Venture Capital Ltd. EIG Capital Ltd. owns all of the outstanding capital stock of each of such entities.

      (5) Includes warrants to purchase an aggregate of 2,777,778 shares of our common stock.

      (6) Includes options to purchase 150,000 shares of our common stock currently exercisable at $.108 per share.

      (7) Includes options to purchase an aggregate of 4,800,000 shares of our common stock currently exercisable at $.108 per share.

Item 12. Certain Relationships and Related Transactions.

Not Applicable.

Item 13. Exhibits.

Exhibit
Number      Description
-------     -----------

2.1         Share   Exchange   Agreement   between  with   Diversified   Product
            Inspections, Inc., a Florida corporation filed with the Commission on Form 8-K on March 6, 2001 and incorporated herein by reference.

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

10.3 Purchase and Sale Agreement and Escrow Instructions dated as of December 21, 2004 between TN-801 Tri-County, LLC and the Company.*

10.4 Note for Business and Commercial Loans (Non-Revolving) in the principal amount of $800,000 dated December 21, 2004 from the Company to AmSouth Bank.*

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth the fees billed to us for the fiscal years ended December 31, 2004 and December 31, 2004 by Coulter & Justus, P.C. ("C&J"):

                                     Fiscal Year             Fiscal Year
                                     Ended                   Ended
                                     December 31, 2003       December 31, 2004

      Audit Fees (1)                     $40,389                  $32,615
      Audit Related Fees (2)             $     0                  $     0
      Tax Fees (3)                       $ 4,509                  $ 5,837
      All Other Fees (4)                       0                  $ 1,087

      (1) Consists of fees billed for professional services rendered for the audit of the financial statements of the Company as of December 31, 2003 and December 31, 2004 and reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the quarters during such fiscal years.

      (2) Consists of fees for services relating to accounting consultation related to the performance of the audit that are not reported as audit fees.

      (3) Consists of tax filing and tax related compliance and other advisory services.

      (4) Represents the sale price of a fixed asset software package sold to the Company.

      Our Board of Directors determined that the provision of the above non-audit services was compatible with C&J maintaining its independence.

Pre-Approval of Services by the Independent Auditor

      The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Coulter & Justus, P.C. in 2004 were pre-approved by the Board of Directors.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: March 30, 2005
                                          Diversified Product Inspections, Inc.


                                          By: /s/ John Van Zyll
                                          ----------------------
                                              John Van Zyll
                                              Chief Executive Officer
                                              (Principal Executive Officer and
                                              Principal Accounting Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John Van Zyll
--------------------
John Van Zyll              Chairman of the Board                  March 30, 2005


/s/ Marvin Stacy
--------------------
Marvin Stacy               Chief Operating Officer and Director   March 30, 2005


/s/ Ann M. Furlong
--------------------
Ann M. Furlong             Secretary and Director                 March 30, 2005


/s/ Warren Wankelman
--------------------
Warren Wankelman           Director                               March 30, 2005


/s/ Matt Walters
--------------------
Matt Walters               Director                               March 30, 2005