Form 10QSB
period 2005-03-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2005-05-13
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           1059 East Tri-County Blvd.
                            Oliver Springs, TN 37830
                  --------------------------------------------
                    (Address of principal executive offices)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of May 10, 2005, there were 19,135,920 shares of common stock, $0.01 par value, issued and outstanding.

                                                   INDEX TO FORM 10-QSB
                                                                            PAGE
PART I         FINANCIAL INFORMATION

Item 1     Financial Statements

               Condensed Balance Sheets as of
               March 31, 2005 (unaudited) and December 31, 2004               3

               Condensed Statements of Operations (unaudited) for
               the three months ended March 31, 2005 and 2004                 4

               Condensed Statements of Stockholders' Equity
               From January 1, 2004 to March 31, 2005                         5

               Condensed Statements of Cash Flows (unaudited) for
               the three months ended March 31, 2005 and 2004                 6

               Notes to Condensed Financial Statements                        7

Item 2         Management's Discussion and Analysis or Plan of Operation      9

Item 3         Controls and Procedures                                       10

PART II        OTHER INFORMATION                                             11

SIGNATURES                                                                   12

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

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      Diversified Product Inspections, Inc.

                            Condensed Balance Sheets

                                                                  March 31    December 31
                                                                    2005          2004
                                                               ---------------------------
                                                                (Unaudited)
Assets
Current assets:
   Cash                                                        $    161,760   $    328,048
   Accounts receivable, net of reserve for doubtful accounts
     of $25,000 in 2005 and 2004                                    121,309        146,272
   Current portion of deferred income taxes                          32,038         27,656
   Prepaid expenses and other current assets                          8,954         13,007
                                                               ------------   ------------
 Total current assets                                               324,061        514,983

Property and equipment:
   Land                                                             150,000             --
   Building and building improvements                               735,318             --
   Equipment, furniture and fixtures                                382,446        336,208
   Vehicles                                                          88,200         88,200
   Leasehold improvements                                                --         22,727
                                                               ------------   ------------
                                                                  1,355,964        447,135
   Less accumulated depreciation and amortization                   286,028        278,030
                                                               ------------   ------------
   Net property and equipment used in operations                  1,069,936        169,105

   Land, building and improvements not presently used
     in operations                                                       --        836,318
                                                               ------------   ------------
Net property and equipment                                        1,069,936      1,005,423

Other assets                                                          5,000             --
Deferred income taxes, less current portion                         434,123        374,746
                                                               ------------   ------------
Total assets                                                   $  1,833,120   $  1,895,152
                                                               ============   ============


Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                       $     97,018   $     44,026
   Accrued salaries                                                  18,995         29,019
   Current portion of notes payable                                  32,979         25,248
                                                               ------------   ------------
Total current liabilities                                           148,992         98,293

Notes payable, less current portion                                 794,047        804,021
                                                               ------------   ------------
Total liabilities                                                   943,039        902,314

Stockholders' equity                                                890,081        992,838
                                                               ------------   ------------
Total liabilities and stockholders' equity                     $  1,833,120   $  1,895,152
                                                               ============   ============

See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

                 Condensed Statements of Operations (Unaudited)



                                                        Three months ended
                                                             March 31
                                                         2005         2004
                                                      ----------------------

Revenues                                              $ 365,405    $ 590,251

Operating expenses:
   Salaries                                             277,552      304,709
   Depreciation and amortization                         15,689       17,000
   General and administrative                           223,508      240,202
                                                      ---------    ---------
 Total operating expenses                               516,749      561,911
                                                      ---------    ---------

 Operating (loss) income                               (151,344)      28,340

 Interest expense                                       (15,172)      (5,745)
                                                      ---------    ---------

(Loss) income before income taxes                      (166,516)      22,595

Deferred income tax benefit (expense)                    63,759      (12,292)
                                                      ---------    ---------

Net (loss) income                                     $(102,757)   $  10,303
                                                      =========    =========

 Basic and diluted (loss) earnings per common share   $   (0.01)   $    0.00
                                                      =========    =========


See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

            Condensed Statements of Stockholders' Equity (Unaudited)


                                                      Number of
                                                       Shares                        Additional                          Total
                                                      Issued and       Common          Paid-in       Accumulated     Stockholders'
                                                     Outstanding        Stock          Capital         Deficit           Equity
                                                    -------------   -------------   -------------   -------------    -------------
Balance at January 1, 2004                             14,961,457   $     149,615   $   1,620,328   $  (1,141,428)   $     628,515
                                                    -------------   -------------   -------------   -------------    -------------
   Stock issued for convertible debt                    4,173,857          41,738         294,808              --          336,546
   Net income for 2004                                         --              --              --          27,777           27,777
                                                    -------------   -------------   -------------   -------------    -------------
Balance at December 31, 2004                           19,135,314         191,353       1,915,136      (1,113,651)         992,838
   Net loss for three months ended March 31, 2005              --              --              --        (102,757)        (102,757)
                                                    -------------   -------------   -------------   -------------    -------------
Balance at March 31, 2005                              19,135,314   $     191,353   $   1,915,136   $  (1,216,408)   $     890,081
                                                    =============   =============   =============   =============    =============


         See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

                 Condensed Statements of Cash Flows (Unaudited)


                                                                       Three months ended
                                                                            March 31
                                                                       2005            2004
                                                                   ------------    ------------
Operating activities
Net (loss) income                                                  $   (102,757)   $     10,303
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                       15,689          17,000
     Deferred tax (benefit) expense                                     (63,759)         12,292
     Loss on disposal of assets                                             284             916
     Changes in operating assets and liabilities:
       Accounts receivable                                               24,963         145,890
       Prepaid expenses and other assets                                   (947)         (1,370)
       Accounts payable and accrued expenses                             52,992         (48,458)
       Accrued salaries                                                 (10,024)         13,732
       Deferred revenue                                                      --         (25,000)
                                                                   ------------    ------------
Net cash (used in) provided by operating activities                     (83,559)        125,305

Investing activities
Proceeds from disposal of vehicles                                           --          10,500
Purchases of property and equipment                                     (80,486)        (15,663)
                                                                   ------------    ------------
Net cash used in investing activities                                   (80,486)         (5,163)

Financing activities
Principal payments on notes payable and capital
   lease obligation                                                      (2,243)        (16,400)
                                                                   ------------    ------------

Net (decrease) increase in cash                                        (166,288)        103,742

Cash at beginning of period                                             328,048         296,409
                                                                   ------------    ------------
Cash at end of period                                              $    161,760    $    400,151
                                                                   ============    ============


  Supplemental disclosure of cash flow information

Cash paid for interest during the period                           $     10,907    $      5,745
                                                                   ============    ============


  See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

               Notes to Condensed Financial Statements (Unaudited)

                                 March 31, 2005



1.  Basis of Presentation

The accompanying unaudited condensed financial statements of Diversified Products Inspections, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

2.  Employee Stock Options

The Company accounts for its stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations. The Company has adopted the disclosure-only provisions of the Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123") as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("FAS 148"). Had the Company elected to adopt the fair value recognition provisions of FAS123, pro forma net income and earnings per share would be as follows:

                                         Three months ended
                                              March 31
                                          2005         2004
                                       ----------------------
Basic:
   Net (loss) income, as reported      $(102,757)   $  10,303
   Employee compensation, net of tax      (6,465)      (6,465)
                                       ----------------------
   Total                               $(109,222)   $   3,838
                                       ======================

 Earnings per share:
   Basic and undiluted, as reported    $   (0.01)   $    0.00
                                       ======================
   Basic and undiluted, pro forma      $   (0.01)   $    0.00
                                       ======================

                      Diversified Product Inspections, Inc.

3. Commitments and Contingencies

The Company currently leases its former office and warehouse under an agreement classified as an operating lease. An early termination of this lease, which is currently set to expire on December 31, 2005 and provides for monthly payments of $18,125, is currently being negotiated between the Company and the landlord. The Company has made required lease payments through March 31, 2005.

4. Earnings per Share

Basic earnings per share assumes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:
                                                    Three months ended
                                                          March 31
                                                     2005            2004
                                                 ------------    ------------
Basic:
   Net (loss) income                             $   (102,757)   $     10,303
   Average shares outstanding                      19,135,134      14,961,457
                                                 ------------    ------------
   Basic (loss) earnings per share               $      (0.01)   $       0.00
                                                 ============    ============

Diluted:
   Net income                                    $   (102,757)   $     10,303
   Add interest on convertible debt                        --           2,700
                                                 ------------    ------------
   Total                                         $   (102,757)   $     13,003
                                                 ============    ============

   Average shares outstanding                      19,135,134      14,961,457
   Effect of dilutive stock options - based on
     treasury stock method                          1,655,602       2,980,417
   Assumed conversion of 6% convertible debt               --       1,992,022
                                                 ------------    ------------
   Total                                         $ 20,790,736    $ 19,933,896
                                                 ============    ============
   Diluted earnings per share                    $      (0.01)   $       0.00
                                                 ============    ============

5.  Subsequent Event

During April 2005, the Company entered into an agreement with a financial institution for a $100,000 revolving line of credit. Under the terms of this agreement, any borrowings bear interest at the financial institutions prime rate and is secured by the Company's land and building. This line of credit is due on demand. At April 26, 2005, the Company had made no borrowings under this agreement.

Item 2. Management`s Discussion and Analysis or Plan of Operation.

Introduction

This Quarterly Report on Form 10-QSB for the period ended March 31, 2005 should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

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


Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Our revenues decreased from $590,251 for the three months ended March 31, 2004 to $365,405 for the three months ended March 31, 2005, or by approximately 38.1%. This decrease is primarily due to our move to a new office and warehouse location during the quarter that caused us to miss approximately one month of inspection services during the location transition. We anticipate that comparable revenues in the second quarter will return to a level more consistent with 2004. We also had $25,000 of use agreement revenues in 2004 that were not recognized in 2005 due to disagreements with our customer over contractual terms.

Our total operating expenses for the three-months ended March 31, 2005 were $516,749, a decrease of $45,162, or approximately 8.0% compared to the same period in 2004. Salary expense decreased by $27,157, or approximately 8.9% primarily due to our efforts to reduce personnel to a level more appropriate for 2005 revenues. General and administrative expenses decreased by $16,694 or approximately 6.9% primarily as a result of a general decrease in the need for professional services during the current period offset somewhat by the costs associated with our move to a new location.

As a result of the reduction in our revenues and, to a lesser extent, operating expenses, our net income of $10,303 for the three months ended March 31, 2004 decreased $113,060 to a net loss of $102,757 for the three months ended March 31, 2005.

Financial Position

Our net accounts receivable decreased by $24,963, or 17.1%, between December 31, 2004 and

March 31, 2005, primarily as a result of our successful efforts in collecting past due amounts and lower revenues in the current quarter. Our accounts payable and accrued expenses increased by $52,992, or 120.4%, between December 31, 2004 and March 31, 2005, primarily due to timing of liabilities associated with building and equipment improvements at our new office and warehouse. These improvements totaled approximately $70,000 during the three months ended March 31, 2005. We also made additional computer and software acquisitions with a total cost of approximately $10,000. As a result of these items combined with our net loss for the quarter, our cash balance has decreased by approximately $166,000 between December 31, 2004 and March 31, 2005.

Liquidity and Capital Resources

During April 2005, we entered into a $100,000 revolving credit agreement with a local bank, payable on demand, bearing interest at the bank's prime rate, secured by a deed of trust on our new office and warehouse. This loan will fund the costs of our move and improvements to our new office and warehouse. We anticipate that our internal cash flow will be sufficient to fund operations for the next 12 months.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Critical Accounting Policies

The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the financial statements and accompanying notes. Management's Discussion and Analysis or Plan of Operation contained in Item 6 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, describes these critical accounting policies.


Item 3.  Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer is also its Chief Accounting Officer and Chief Financial Officer. He is primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-QSB. He has, within 90 days of the filing date of this Quarterly Report, evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC, and has determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to him during the period covered by this Quarterly Report.

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

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None

Item 6. Exhibits.


      31.1 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Diversified Product Inspections, Inc.
                                           (Registrant)


Date: May 13, 2005                 /s/ John Van Zyll
                                   ---------------------------------------
                                       John Van Zyll
                               President, Chief Executive Officer and Chairman (Principal Executive Officer and
                               Principal Accounting Officer)