Form 10QSB
period 2005-06-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2005-08-12
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                           1059 East Tri-County Blvd.,
                            Oliver Springs, TN 37830
                    ----------------------------------------
                    (Address of principal executive offices)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 10, 2005, there were 19,246,961 shares of common stock, $0.01 par value, issued and outstanding.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Condensed Balance Sheets as of June 30, 2005 (unaudited) and
              December 31, 2004                                              3
           Condensed Statements of Operations (unaudited) for the
              three and six months ended June 30, 2005 and 2004              4
           Condensed Statements of Stockholders' (Deficit) Equity
              for the year ended December 31, 2004 and the six
              months ended June 30, 2005                                     5
           Condensed Statements of Cash Flows (unaudited)
              for the six months ended June 30, 2005 and 2004                6
           Notes to Condensed Financial Statements                           7

Item 2     Management's Discussion and Analysis or Plan of Operation         9

Item 3     Controls and Procedures                                           10

PART II    OTHER INFORMATION                                                 11

SIGNATURES                                                                   12

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

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      Diversified Product Inspections, Inc.

                            Condensed Balance Sheets

                                                          June 30    December 31
                                                           2005         2004
                                                           ----         ----
                                                        (Unaudited)
Assets
Current assets:
   Cash                                                  $   66,504   $  328,048
   Accounts receivable, net of reserve for
     doubtful accounts of $25,000 in 2005 and 2004          112,362      146,272
   Current portion of deferred income taxes                  10,821       27,656
   Prepaid expenses and other current assets                  1,405       13,007
                                                         ----------   ----------
 Total current assets                                       191,092      514,983

Property and equipment:
   Land                                                     150,000           --
   Building and building improvements                       735,318           --
   Equipment, furniture and fixtures                        386,287      336,208
   Vehicles                                                  71,512       88,200
   Leasehold improvements                                        --       22,727
                                                         ----------   ----------
                                                          1,343,117      447,135
   Less accumulated depreciation and amortization           288,452      278,030
                                                         ----------   ----------
   Net property and equipment used in operations          1,054,665      169,105
   Land, building and improvements not presently used
     in operations                                               --      836,318
                                                         ----------   ----------
Net property and equipment                                1,054,665    1,005,423

Other assets                                                  5,000           --
Deferred income taxes, less current portion                 484,602      374,746
                                                         ----------   ----------
Total assets                                             $1,735,359   $1,895,152
                                                         ==========   ==========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                 $   53,120   $   44,026
   Accrued salaries                                          18,455       29,019
   Current portion of notes payable                          39,124       25,248
                                                         ----------   ----------
Total current liabilities                                   110,699       98,293

Notes payable, less current portion                         783,904      804,021
                                                         ----------   ----------
Total liabilities                                           894,603      902,314

Stockholders' equity                                        840,756      992,838
                                                         ----------   ----------
Total liabilities and stockholders' equity               $1,735,359   $1,895,152
                                                         ==========   ==========

See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

                 Condensed Statements of Operations (Unaudited)

                                              Three months ended             Six months ended
                                                   June 30                       June 30
                                             2005           2004           2005           2004
                                             ----           ----           ----           ----
Revenues                                 $   417,736    $   529,564    $   783,141    $ 1,119,815

Operating expenses:
   Salaries                                  253,408        263,202        530,960        567,911
   Depreciation and amortization              18,001         13,897         33,690         30,897
   General and administrative                222,801        243,528        446,309        483,730
                                         -----------    -----------    -----------    -----------
 Total operating expenses                    494,210        520,627      1,010,959      1,082,538
                                         -----------    -----------    -----------    -----------

 Operating (loss) income                     (76,474)         8,937       (227,818)        37,277

 Interest expense                            (15,438)        (6,379)       (30,610)       (12,124)
                                         -----------    -----------    -----------    -----------

(Loss) income before income taxes            (91,912)         2,558       (258,428)        25,153

Deferred income tax benefit (expense)         29,262         (1,000)        93,021        (13,292)
                                         -----------    -----------    -----------    -----------

Net (loss) income                        $   (62,650)   $     1,558    $  (165,407)   $    11,861
                                         ===========    ===========    ===========    ===========

 Basic and diluted (loss) earnings per   $     (0.00)   $      0.00    $     (0.01)   $      0.00
   common share                          ===========    ===========    ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.


                      Diversified Product Inspections, Inc.

            Condensed Statements of Stockholders' Equity (Unaudited)

                                                           Number of
                                                             Shares                      Additional                        Total
                                                           Issued and       Common        Paid-in      Accumulated     Stockholders'
                                                          Outstanding       Stock         Capital        Deficit          Equity
                                                          -----------       -----         -------        -------          ------
Balance at January 1, 2004                                 14,961,457    $   149,615    $ 1,620,328    $(1,141,428)    $   628,515
   Stock issued for convertible debt                        4,173,857         41,738        294,808             --         336,546
   Net income for 2004                                             --             --             --         27,777          27,777
                                                          -----------    -----------    -----------    -----------     -----------
Balance at December 31, 2004                               19,135,314        191,353      1,915,136     (1,113,651)        992,838
   Stock issued for services                                  111,647          1,116         12,209             --          13,325
   Net loss for six months ended June 30, 2005                     --             --             --       (165,407)       (165,407)
                                                          -----------    -----------    -----------    -----------     -----------
Balance at June 30, 2005                                   19,246,961    $   192,469    $ 1,927,345    $(1,279,058)    $   840,756
                                                          ===========    ===========    ===========    ===========     ===========

See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

                 Condensed Statements of Cash Flows (Unaudited)

                                                             Six months ended
                                                                 June 30
                                                            2005         2004
                                                            ----         ----
Operating activities
   Net (loss) income                                     $(165,407)   $  11,861
   Adjustments to reconcile net (loss)
      income to net cash (used in)
      provided by operating activities:
        Depreciation and amortization                       33,689       30,897
        Deferred tax (benefit) expense                     (93,021)      13,292
        (Gain) loss on disposal of assets                     (654)         916
        Services paid with stock                            13,325           --
        Changes in operating assets and liabilities:
          Accounts receivable                               33,910      119,491
          Prepaid expenses and other assets                  6,602          127
          Accounts payable and accrued expenses              9,094        6,277
          Accrued salaries                                 (10,564)       2,398
          Deferred revenue                                      --      (50,000)
                                                         ---------    ---------
   Net cash (used in) provided by operating activities    (173,026)     135,259

   Investing activities
   Proceeds from disposal of assets                          2,050       10,500
   Purchases of property and equipment                     (84,327)     (44,110)
                                                         ---------    ---------
   Net cash used in investing activities                   (82,277)     (33,610)

   Financing activities
   Principal payments on notes payable and capital
      lease obligation                                      (6,241)     (19,326)
                                                         ---------    ---------

   Net (decrease) increase in cash                        (261,544)      82,323

   Cash at beginning of period                             328,048      296,409
                                                         ---------    ---------
   Cash at end of period                                 $  66,504    $ 378,732
                                                         =========    =========

     Supplemental disclosure of cash flow information

   Cash paid for interest during the period              $  27,676    $  12,124
                                                         =========    =========

See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

               Notes to Condensed Financial Statements (Unaudited)

                                  June 30, 2005

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Diversified Products Inspections, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

                                          Three months ended         Six months ended
                                               June 30                   June 30
                                          2005         2004         2005          2004
                                          ----         ----         ----          ----
Basic:
   Net (loss) income, as reported      $  (62,650)  $    1,558   $ (165,407)   $   11,861
   Employee compensation, net of tax        6,465        6,465        12,931       12,931
                                       ----------   ----------   -----------   ----------
   Total                               $  (69,115)  $   (4,907)  $  (178,338)  $   (1,070)
                                       ==========   ==========   ===========   ==========
(Loss) earnings per share:
   Basic, as reported                  $    (0.00)  $     0.00   $     (0.01)  $     0.00
                                       ==========   ==========   ===========   ==========
   Diluted, as reported                $    (0.00)  $     0.00   $     (0.01)  $     0.00
                                       ==========   ==========   ===========   ==========
   Basic, pro forma                    $    (0.00)  $     0.00   $     (0.01)  $     0.00
                                       ==========   ==========   ===========   ==========
   Diluted, pro forma                  $    (0.00)  $     0.00   $     (0.01)  $     0.00
                                       ==========   ==========   ===========   ==========

                      Diversified Product Inspections, Inc.

3. Commitments and Contingencies

The Company currently leases its former office and warehouse under an agreement classified as an operating lease. An early termination of this lease, which is currently set to expire on December 31, 2005, and provides for monthly payments of $18,125, is currently being negotiated between the Company and the landlord. Management believes the Company has satisfied separate termination arrangements made with the landlord and has therefore suspended lease payments subsequent to March 31, 2005.

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

                                                        Three months ended                      Six months ended
                                                              June 30                                June 30
                                                      2005                2004               2005                2004
                                                      ----                ----               ----                ----
Basic:
   Net (loss) income                              $    (62,650)       $      1,558       $   (165,407)       $     11,861
   Average shares outstanding                       19,163,226          14,961,457         19,151,264          14,961,457
                                                  ------------        ------------       ------------        ------------
   Basic (loss) earnings per share                $       0.00        $       0.00       $      (0.01)       $       0.00
                                                  ============        ============       ============        ============
Diluted:
   Net (loss) income                              $    (62,650)       $      1,558       $   (165,407)       $     11,861
   Add interest on convertible debt                         --               2,700                 --               2,700
                                                  ------------        ------------       ------------        ------------
   Total                                          $    (62,650)       $      4,258       $   (165,407)       $     14,561
                                                  ============        ============       ============        ============

   Average shares outstanding                       19,163,226          14,961,457         19,151,264          14,961,457
   Effect of dilutive stock options - based
     on treasury stock method                        1,406,820           2,770,253          1,406,820           2,770,253
   Assumed conversion of 6% convertible debt                --           1,992,022                 --           1,992,022
                                                  ------------        ------------       ------------        ------------
   Total                                            20,570,046          19,723,732         20,558,084          19,723,732
                                                  ============        ============       ============        ============
   Diluted (loss) earnings per share              $       0.00        $       0.00       $      (0.01)       $       0.00
                                                  ============        ============       ============        ============

5. Line of Credit

During April 2005, the Company entered into an agreement with a financial institution for a $100,000 revolving line of credit. Under the terms of this agreement, any borrowings bear interest at the financial institutions prime rate and is secured by the Company's land and building. This line of credit is due on demand. At June 30, 2005, the Company had made no borrowings under this agreement. Subsequent to June 30, 2005, the Company made borrowings totaling $50,000 under this agreement.

Item 2. Management`s Discussion and Analysis or Plan of Operation.

Introduction

This Quarterly Report on Form 10-QSB for the period ended June 30, 2005 should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

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

Results of Operations

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Our revenues decreased from $1,119,815 for the six months ended June 30, 2004 to $783,141 for the six months ended June 30, 2005, or by approximately 30.1%. This decrease is primarily due to our move to a new office and warehouse location during the first quarter that caused us to miss inspection services during the location transition and created inspection backlogs as we orientated to our new facilities. We have also seen a decrease in the overall number of inspection referrals that has been offset somewhat by an increase in our inspection rates. We anticipate that comparable revenues will return to a level more consistent with 2004 by the fourth quarter. We also had $25,000 of use agreement revenues in 2004 that were not recognized in 2005 due to disagreements with our customer over contractual terms.

Our total operating expenses for the six-months ended June 30, 2005 were $1,010,959, a decrease of $71,579, or approximately 6.6% compared to the same period in 2004. Salary expense decreased by $36,951, or approximately 6.5% primarily due to our efforts to reduce personnel to a level more appropriate for 2005 revenues. General and administrative expenses decreased by $37,421 or approximately 7.7% primarily as a result of the elimination of rent expense associated with our previous office and warehouse facilities at the beginning of the second quarter, offset somewhat by the costs associated with our move to a new location.

As a result of the reduction in our revenues and, to a lesser extent, operating expenses, our net income of $11,861 for the six months ended June 30, 2004 decreased $177,268 to a net loss of $165,407 for the six months ended June 30, 2005.

Financial Position

Our net accounts receivable decreased by $33,910, or 23.2%, between December 31, 2004 and June 30, 2005, primarily as a result of our successful efforts in collecting past due amounts and lower revenues during the period. Our accounts payable and accrued expenses increased by $9,094, or 20.7%, between December 31, 2004 and June 30, 2005, primarily due to timing of payments on related liabilities. Improvements to our new office and warehouse totaled approximately $72,000 during the six months ended June 30, 2005. We also made additional computer and software acquisitions with a total cost of approximately $12,000. As a result of these items combined with our year to date net loss, our cash balance has decreased by approximately $262,000 between December 31, 2004 and June 30, 2005.

Liquidity and Capital Resources

During April 2005, we entered into a $100,000 revolving credit agreement with a local bank, payable on demand, bearing interest at the bank's prime rate, secured by a deed of trust on our new office and warehouse. As of June 30, 2005, no draws have been made under this agreement. However, subsequent to June 30, 2005 we have made $50,000 in draws under this credit agreement. We anticipate that our internal cash flow, supplemented by our revolving credit agreement, will be sufficient to fund operations for the next 12 months.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Critical Accounting Policies

The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the financial statements and accompanying notes. Item 6. Management's Discussion and Analysis or Plan of Operation contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 describes these critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No equity securities were issued by the Company during the quarter ended June 30, 2005. On July 19, 2005 the Company issued an aggregate of 111,041 shares of its Common Stock to an employee for services performed during the quarter ended June 30, 2005. The issuance was exempt from the registration requirements under the Securities Act of 1933, as amended (the "Act") by virtue of an exemption provided under Section 4(2) of the Act for transactions not involving a public offering.

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

                                 Diversified Product Inspections, Inc.
                                              (Registrant)

Date: August 12, 2005            /s/ John Van Zyll
                                 -----------------------------------------------
                                 John Van Zyll
                                 President, Chief Executive Officer and Chairman
                                 (Principal Executive Officer and
                                 Principal Accounting Officer)