Form 10QSB
period 2005-09-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2005-11-14
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

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

          Florida                                             65-0832025
--------------------------------                       -----------------------
(State of other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

                           1059 East Tri-County Blvd.,
                            Oliver Springs, TN 37840
                  --------------------------------------------
                    (Address of principal executive offices)

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

      As of November 10, 2005, there were 19,391,188 shares of common stock, $0.01 par value, issued and outstanding.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Balance Sheets as of September 30, 2005 (unaudited) and
             December 31, 2004                                                 3
          Condensed Statements of Operations (unaudited) for the three and
             nine months ended September 30, 2005 and 2004                     4
          Condensed Statements of Stockholders' (Deficit) Equity for the
             year ended December 31, 2004 and the nine months ended
             September 30, 2005                                                5
          Condensed Statements of Cash Flows (unaudited) for the nine months
             ended September 30, 2005 and 2004                                 6
          Notes to Condensed Financial Statements                              7

Item 2    Management's Discussion and Analysis or Plan of Operation           10

Item 3    Controls and Procedures                                             11

PART II   OTHER INFORMATION                                                   12

SIGNATURES                                                                    14

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

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      Diversified Product Inspections, Inc.

                            Condensed Balance Sheets

                                                              SEPTEMBER 30  DECEMBER 31
                                                                  2005         2004
                                                              ------------  ----------
                                                               (UNAUDITED)
ASSETS
Current assets:
   Cash                                                        $  102,194   $  328,048
   Accounts receivable, net of reserve for doubtful accounts
     of $25,000 in 2005 and 2004                                  184,337      146,272
   Current portion of deferred income taxes                        10,820       27,656
   Prepaid expenses and other current assets                        1,696       13,007
                                                               ----------   ----------
 Total current assets                                             299,047      514,983

Property and equipment:
   Land                                                           150,000           --
   Building and building improvements                             735,318           --
   Equipment, furniture and fixtures                              399,836      336,208
   Vehicles                                                        71,512       88,200
   Leasehold improvements                                              --       22,727
                                                               ----------   ----------
                                                                1,356,666      447,135
   Less accumulated depreciation and amortization                 306,718      278,030
                                                               ----------   ----------
   Net property and equipment used in operations                1,049,948      169,105
   Land, building and improvements not presently used
     in operations                                                     --      836,318
                                                               ----------   ----------
Net property and equipment                                      1,049,948    1,005,423

Other assets                                                        5,000           --
Deferred income taxes, less current portion                       463,302      374,746
                                                               ----------   ----------
Total assets                                                   $1,817,297   $1,895,152
                                                               ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable                                                $   50,000   $       --
   Accounts payable and accrued expenses                           32,622       44,026
   Accrued salaries                                                23,891       29,019
   Current portion of long-term debt                               39,782       25,248
   Current portion of capital lease obligation                      2,769           --
                                                               ----------   ----------
Total current liabilities                                         149,064       98,293

Long-term debt, less current portion                              773,588      804,021
Capital lease obligation, less current portion                      6,603           --
                                                               ----------   ----------
Total liabilities                                                 929,255      902,314

Stockholders' equity                                              888,042      992,838
                                                               ----------   ----------
Total liabilities and stockholders' equity                     $1,817,297   $1,895,152
                                                               ==========   ==========

           See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

                 Condensed Statements of Operations (Unaudited)

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30                   SEPTEMBER 30
                                         --------------------------    ---------------------------
                                             2005           2004           2005           2004
                                         -----------    -----------    -----------    -----------
Revenues                                 $   526,045    $   513,615    $ 1,309,186    $ 1,633,430
Operating expenses:
   Salaries                                  257,557        246,351        788,517        814,262
   Depreciation and amortization              18,265         12,557         51,955         43,454
   General and administrative                182,651        207,111        628,960        690,841
                                         -----------    -----------    -----------    -----------
 Total operating expenses                    458,473        466,019      1,469,432      1,548,557
                                         -----------    -----------    -----------    -----------
 Operating income (loss)                      67,572         47,596       (160,246)        84,873
 Interest expense                            (14,850)        (5,701)       (45,460)       (17,825)
                                         -----------    -----------    -----------    -----------
Income (loss) before income taxes             52,722         41,895       (205,706)        67,048
Deferred income tax (expense) benefit        (21,301)       (16,537)        71,720        (29,829)
                                         -----------    -----------    -----------    -----------
Net income (loss)                        $    31,421    $    25,358    $  (133,986)   $    37,219
                                         ===========    ===========    ===========    ===========
 Basic and diluted earnings (loss) per
   common share                          $      0.00    $      0.00    $     (0.01)   $      0.00
                                         ===========    ===========    ===========    ===========

See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

            Condensed Statements of Stockholders' Equity (Unaudited)

                                                       NUMBER OF
                                                         SHARES                        ADDITIONAL                         TOTAL
                                                       ISSUED AND      COMMON           PAID-IN       ACCUMULATED      STOCKHOLDERS'
                                                       OUTSTANDING      STOCK           CAPITAL         DEFICIT          EQUITY
                                                       ----------------------------------------------------------------------------
Balance at January 1, 2004                             14,961,457     $   149,615     $ 1,620,328     $(1,141,428)     $   628,515
   Stock issued for convertible debt                    4,173,857          41,738         294,808              --          336,546
   Net income for 2004                                         --              --              --          27,777           27,777
                                                       ----------     -----------     -----------     -----------      -----------
Balance at December 31, 2004                           19,135,314         191,353       1,915,136      (1,113,651)         992,838
   Stock issued for services                              255,874           2,559          26,631              --           29,190
   Net loss for nine months ended September 30, 2005           --              --              --        (133,986)        (133,986)
                                                       ----------     -----------     -----------     -----------      -----------
Balance at September 30, 2005                          19,391,188     $   193,912     $ 1,941,767     $(1,247,637)     $   888,042
                                                       ==========     ===========     ===========     ===========      ===========

            See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

                 Condensed Statements of Cash Flows (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                     ------------------------
                                                                       2005           2004
                                                                     ---------      ---------
OPERATING ACTIVITIES
Net (loss) income                                                    $(133,986)     $  37,219
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                      51,955         43,454
     Deferred tax (benefit) expense                                    (71,720)        29,829
     Gain on disposal of assets                                           (654)        (1,600)
     Services paid with stock                                           29,190             --
     Changes in operating assets and liabilities:
       Accounts receivable                                             (38,065)       124,587
       Prepaid expenses and other assets                                 6,311         (3,701)
       Accounts payable and accrued expenses                           (11,404)       (24,852)
       Accrued salaries                                                 (5,128)         3,231
       Deferred revenue                                                     --        (75,000)
                                                                     ---------      ---------
Net cash (used in) provided by operating activities                   (173,501)       133,167

INVESTING ACTIVITIES
Proceeds from disposal of assets                                         2,050         20,973
Purchases of property and equipment                                    (87,221)       (44,110)
                                                                     ---------      ---------
Net cash used in investing activities                                  (85,171)       (23,137)

FINANCING ACTIVITIES
Proceeds from note payable                                              50,000             --
Principal payments on long-term debt and capital
   lease obligation                                                    (17,182)       (30,122)
                                                                     ---------      ---------
Net cash provided by (used in) financing activities                     32,818        (30,122)
                                                                     ---------      ---------

Net (decrease) increase in cash                                       (225,854)        79,908

Cash at beginning of period                                            328,048        296,409
                                                                     ---------      ---------
Cash at end of period                                                $ 102,194      $ 376,317
                                                                     =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest during the period                             $  42,527      $   5,084
                                                                     =========      =========

  See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

               Notes to Condensed Financial Statements (Unaudited)

                               September 30, 2005

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Diversified Products Inspections, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

2.    EMPLOYEE STOCK OPTIONS

The Company accounts for its stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations. The Company has adopted the disclosure-only provisions of the Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123") as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("FAS 148"). Had the Company elected to adopt the fair value recognition provisions of FAS 123, pro forma net income and earnings per share would be as follows:

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30              SEPTEMBER 30
                                         ---------------------     ----------------------
                                           2005         2004         2005          2004
                                         --------     --------     ---------     --------
Basic:
   Net income (loss), as reported        $ 31,421     $ 25,358     $(133,986)    $ 37,219
   Employee compensation, net of tax        6,465        6,465       19,396        19,396
                                         --------     --------     ---------     --------
   Total                                 $ 24,956     $ 18,893     $(153,382)    $ 17,823
                                         ========     ========     =========     ========
 Earnings (loss) per share:
   Basic, as reported                    $   0.00     $   0.00     $  (0.01)     $   0.00
                                         ========     ========     =========     ========
   Diluted, as reported                  $   0.00     $   0.00     $  (0.01)     $   0.00
                                         ========     ========     =========     ========
   Basic, pro forma                      $   0.00     $   0.00     $  (0.01)     $   0.00
                                         ========     ========     =========     ========
   Diluted, pro forma                    $   0.00     $   0.00     $  (0.01)     $   0.00
                                         ========     ========     =========     ========

                      Diversified Product Inspections, Inc.

3.   COMMITMENTS AND CONTINGENCIES

During 2005, the Company relocated its office and warehouse from a leased facility to its new facility. Concurrently, the Company began negotiating for an early termination of its lease agreement, which originally expired on December 31, 2005 and provided for monthly payments of $18,125. Management believes the Company has satisfied separate termination arrangements made with the lessor and suspended lease payments beginning in April 2005. During the third quarter of 2005, the lessor filed a lawsuit against the Company claiming breach of contract. Due to the early state of this lawsuit, a reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded a liability related to this matter.

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

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30                        SEPTEMBER 30
                                                 -----------------------------     ------------------------------
                                                     2005             2004             2005              2004
                                                 ------------     ------------     ------------      ------------
Basic:
   Net income (loss)                             $     31,421     $     25,358     $   (133,986)     $     37,219
                                                 ------------     ------------     ------------      ------------
   Average shares outstanding                      19,283,018       15,055,828       19,194,396        14,999,206
                                                 ------------     ------------     ------------      ------------
   Basic earnings (loss) per share               $       0.00     $       0.00     $      (0.01)     $       0.00
                                                 ============     ============     ============      ============
Diluted:
   Net income (loss)                             $     31,421     $     25,358     $   (165,407)     $     37,219
   Add interest on convertible debt                        --            2,430               --             7,290
                                                 ------------     ------------     ------------      ------------
   Total                                         $     31,421     $     27,788     $   (165,407)     $     44,509
                                                 ============     ============     ============      ============

   Average shares outstanding                      19,283,018       15,055,828       19,194,396        14,999,206
   Effect of dilutive stock options - based
     on treasury stock method                       1,002,843        2,290,324        1,002,843         2,290,324
   Assumed conversion of 6% convertible debt               --        1,865,759               --         1,865,759
                                                 ------------     ------------     ------------      ------------
   Total                                           20,285,861       19,211,911       20,197,239        19,155,289
                                                 ============     ============     ============      ============

   Diluted earnings (loss) per share             $       0.00     $       0.00     $      (0.01)     $       0.00
                                                 ============     ============     ============      ============

5.   LINE OF CREDIT

During April 2005, the Company entered into an agreement with financial institution for a $100,000 revolving line of credit. Under the terms of this agreement, any borrowings bear interest at the financial institutions prime rate and is secured by the Company's land and building. This line of credit is due on demand. At September 30, 2005, the Company had made $50,000 of borrowings under this agreement.

                      Diversified Product Inspections, Inc.

6.   CAPITAL LEASE OBLIGATION

During the quarter ended September 30, 2005, the Company purchased $10,655 of equipment under an agreement classified as a capital lease. The agreement calls for 36 monthly payments of $413.

Item 2.  Management`s Discussion and Analysis or Plan of Operation.

Introduction

This Quarterly Report on Form 10-QSB for the period ended September 30, 2005 should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

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

Results of Operations

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Our revenues decreased from $1,633,430 for the nine months ended September 30, 2004 to $1,309,186 for the nine months ended September 30, 2005, or by approximately 19.9%. This decrease is primarily due to our move to a new office and warehouse location during the first quarter that caused us to miss inspection services during the location transition and created inspection backlogs as we orientated to our new facilities. During the second quarter we saw a temporary decrease in the overall number of inspection referrals that returned to normal during the third quarter. In addition, we had $75,000 of use agreement revenues in 2004 that were not recognized in 2005 due to disagreements with our customer over contractual terms.

Our total operating expenses for the nine-months ended September 30, 2005 were $1,469,432, a decrease of $79,125, or approximately 5.1% compared to the same period in 2004. Salary expense decreased by $25,745, or approximately 3.2% primarily due to our efforts to reduce personnel to a level more appropriate for 2005 revenues. General and administrative expenses decreased by $61,881 or approximately 9.0% primarily as a result of the elimination of rent expense associated with our previous office and warehouse facilities at the beginning of the second quarter, offset somewhat by the costs associated with our move to a new location.

As a result of the reduction in our revenues during the first two quarters and, to a lesser extent, operating expenses, our net income of $37,219 for the nine months ended September 30, 2004 decreased $171,205 to a net loss of $133,986 for the nine months ended September 30, 2005.

Financial Position

Our net accounts receivable increased by $38,065, or 26.0%, between December 31, 2004 and September 30, 2005, primarily as a result of a $45,000 increase in 2005 September revenue as compared to 2004. Our accounts payable and accrued expenses decreased by $11,404, or 25.9%, between December 31, 2004 and September 30, 2005, primarily due to timing of payments on related liabilities. Purchases of property and equipment in 2005 consist mainly of improvements to our new office and warehouse totaling approximately $72,000 and computer and software acquisitions with a total cost of approximately $26,000. As a result of these items combined with our year to date net loss, our cash balance has decreased by approximately $226,000 between December 31, 2004 and September 30, 2005.

Liquidity and Capital Resources

During April 2005, we entered into a $100,000 revolving credit agreement with a local bank, payable on demand, bearing interest at the bank's prime rate, secured by a deed of trust on our new office and warehouse. As of September 30, 2005, we have made $50,000 in draws under this credit agreement. We anticipate that our internal cash flow, supplemented by our revolving credit agreement, will be sufficient to fund operations for the next 12 months.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      On August 23, 2005, Oak Ridge City Center, LLC commenced a lawsuit against the Company in the General Sessions Court in Anderson County, Tennessee. The basis of the lawsuit is an alleged breach of a commercial lease agreement dated December 19, 2000. The plaintiff is seeking damages in the principal amount of $281,048.04, plus any applicable interest, costs and attorney fees. Management believes the Company has satisfied separate termination arrangements made with the lessor and suspended lease payments beginning in April 2005. The trial in this cause is presently scheduled to be held on December 12, 2005. Due to the early state of this lawsuit, a reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded on its balance sheet as of September 30, 2005 a liability related to this matter.

      Except for the foregoing, the Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On July 19, 2005 the Company issued an aggregate of 111,647 shares of its Common Stock to an employee for services performed during the quarter ended June 30, 2005. On October 19, 2005 the Company issued an aggregate of 144,227 shares of its Common Stock to an employee for services performed during the quarter ended September 30, 2005. The issuances were exempt from the registration requirements under the Securities Act of 1933, as amended (the "Act") by virtue of an exemption provided under Section 4(2) of the Act for transactions not involving a public offering. No other equity securities were issued by the Company during the quarter ended September 30, 2005.

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

                                        Diversified Product Inspections, Inc.
                                        (Registrant)


Date: November 14, 2005                 /s/ John Van Zyll
                                        ----------------------------------------
                                        John Van Zyll
                                        President, Chief Executive Officer and
                                        Chairman
                                        (Principal Executive Officer and
                                        Principal Accounting Officer)