Form 10KSB
period 2005-12-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2006-03-31
CIK 1079297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

                         Commission file Number 0-25429

                      DIVERSIFIED PRODUCT INSPECTIONS, INC.
                   -------------------------------------------
                 (Name of small business issuer in its charter)

           Florida                                              65-0877741
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1059 East Tri-County Blvd., Oliver Springs, TN                      37840
----------------------------------------------                   ---------
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

      Yes  [X]   No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [X]

      State issuer's revenues for its most recent fiscal year: $1,927,598

      The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of March 24, 2006 ($.085) was $403,686. For purposes of the computation we consider all directors and holders of 10% or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of March 27, 2006 was 4,749,247.

      As of March 27, 2006, there were 19,634,821 shares of common stock, $0.01 par value, issued and outstanding.

Transmittal Small Business Disclosure Format (check one)   Yes [ ]   No   [X]

Item 1. Description of Business.

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

      We employ seven (7) state-licensed private investigators who are trained as "Cause and Origin" investigators, two apprentice private investigators who are not yet state-licensed, six (6) laboratory technicians and one engineer. We also have retained five people who provide us with engineering services on a part-time consulting basis. Also, we offer pre-failure evaluations of structures, building materials and appliances.

      Since 1994, we have been concentrating almost exclusively on defective product investigations and we have accumulated a database of known defective products. Our current database has key identifiers for over 300,000 products, a library of over 380,000 35mm photographs, 250,000 digital photographs and other documentation along with hundreds of videos. Generally, we conduct an on-site forensic investigation to identify the products and materials involved in a claim loss and to determine the cause of the failure. For smaller items, we provide insurance adjusters with evidence collection kits and have the items shipped to our laboratories for testing. Also, we provide in-depth indoor air quality analysis to determine airborne contaminants that may be the causes of "sick" buildings.

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

* In 2005 we received three requests from clients to identify product parts using our exemplar (sample parts) inventory. The purpose was to use our exemplars to identify severely burned items in connection with determining origins of fires. One of the requests involved a claim estimated to be $10 million dollars. All three parts were successfully identified using our inventory. We believe that such success will promote future opportunities to provide this type of service.

* In 2005 we provided services which assisted our clients in recovering 100% of their subrogation claims. A few examples were: a recovery of $6,000 as a result of a defective braided supply line; a recovery of $47,000 as a result of a defective copper supply line; and a recovery of $19,500 as a result of a defective vinyl supply line.

* Our Customer Service Department conducted a survey in 2005 regarding the outcome of our clients' claims. We surveyed a total of 83 claims in which our clients sought an aggregate of $918,984. The amount recovered by our clients in such cases due, at least in part to our reports, was a total of $641,654 representing a 69.82% recovery rate. The average inspection cost to our clients was $250.00. Therefore, in the claims we surveyed, our clients spent approximately $20,750 for our services and recovered $641,654.

* Masonite Siding Class Action lawsuit. We were an expert witness in this lawsuit. We investigated and took samples from over 2,000 homes in 20 states. The lawsuit covered 13.9 million homes in the United States and resulted in a $4.3 billion class action settlement. (1995)

* Louisiana Pacific Class Action lawsuit regarding defective siding. We inspected 2,000 homes in 19 states. It was the defense's contention that the siding could not be positively identified once installed. We developed a method of positively identifying the product through visual inspection and demonstrated this during deposition. The result was a $750,000 class action settlement. (1997)

* Defective Battery Charger. A battery charger in California caused a fire in a strip mall causing heavy damage. We were able to positively identify the origin, cause and manufacturer. Reliance Insurance was able to subrogate a $1,000,000 claim. (1999)

* Ply-Gen (Hoover) vs. Pulte Home. Defective siding was installed in over 13,000 homes in Florida. Our investigations and lab analysis resulted in a $23.3 million settlement to the homeowners. (1997)

* Auto accident in Orlando. Driver stated that she had applied brakes, but that they did not work. An independent mechanic inspected the brake system and reported that it was properly functioning and that the driver was at fault. The insurance company hired us to inspect the brakes. Our lab was able to determine that the brake pad material had non-uniform wear characteristics that resulted in high and low spots. The braking friction of the pads was only 30% of their design specifications. The insurance company successfully subrogated the claim. The driver was found to be "not at fault", thus saving her from points on her license and an increase in her insurance premium. (1996)

* Lamborghini Automobile in Orlando that burned because of a failure of the rubber fuel lines. Our laboratory was able to determine that the rubber fuel lines were not defective. The owner had installed a high-pressure fuel pump that delivered a hydraulic pressure in excess of the fuel line manufacturer's recommendations. It was determined that the owner was at fault. (1995)

* Home is Kissimmee, Florida that was being consumed by mold. The builder and several engineering firms had been unable to determine the cause. Upon inspecting the home, we determined that there was a hidden water leak in the walls. The builder insisted that this was impossible, as the water to the home was turned off at the main. Our technicians quickly located the leak using ultrasonic equipment. The plumbing contractor had installed an unused icemaker line on the city side of the meter. This line was slightly pierced by a nail during drywall installation, causing saturation inside the walls and the mold growth throughout the home. It was determined that the plumbing contractor was at fault. (1994)

* Chevy Silverado burns in Orlando. We were able to determine that the cause and origin was due to a problem in the manufacturing process of the dipstick for the transmission. The dipstick would eject under pressure, allowing transmission fluid to spray on the exhaust and cause fires. The insurance company was able to successfully subrogate the claim and GM has since corrected the problem. (1997)

* Pedestal fan failures. We assisted a television consumer investigative reporter in a report concerning a line of pedestal fans marketed under the trade name SMC which had caused fires in the Seattle, Washington area. Our research department provided the reporter with information regarding failures of the same product in other areas of the country. (2004)

Financings

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

Recent Activities

      On December 30, 2004, we entered into a joint venture agreement with two other companies to form Vulnerability Assessment Group ("VAG"). We have a one-third interest in VAG. The purpose of VAG is to provide comprehensive assessment plans to individuals, businesses, industries, organizations and institutions of their vulnerability to terrorism, external or internal sabotage, employee assessment and safety, product safety and chemical and biological safety. As of December 31, 2005, VAG had no significant operations and the Company had incurred no significant costs related to VAG.

Employees

      As of March 17, 2006, we have approximately 31 full time employees. We have never experienced a work stoppage and we believe that our employee relations are good. Our success depends to a large extent upon the continued services of our key managerial employees and investigators. The loss of such personnel could have a material adverse effect on our business and our results of operations.

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

      Our success in achieving our growth objectives depends upon the efforts of our top management team including the efforts of Messrs. John Van Zyll, Marvin Stacy and Ms. Ann M. Furlong. The loss of the services of any of these individuals may have a material adverse effect on our business, financial condition and results of operations. We do not have employment agreements with Messrs. VanZyll, Stacy or Ms. Furlong. We can give no assurance that we will be able to maintain and achieve our growth objectives should we lose one or all of these individuals' services.

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

      As of March 27, 2006, we had 19,634,821 shares of our common stock issued and outstanding. Of such shares, 13,962,454 shares of common stock were restricted and 5,672,367 shares were free trading. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

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

The application of `penny stock rules" could adversely affect the market price of our common stock.

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


Item 3. Legal Proceedings.

      On August 23, 2005, Oak Ridge City Center, LLC, the lessor of our former corporate headquarters located at 3 East Main Street, Oak Ridge, Tennessee, commenced a lawsuit against the Company in the General Sessions Court in Anderson County, Tennessee. The basis of the lawsuit is an alleged breach of a commercial lease agreement dated December 19, 2000. The plaintiff is seeking damages in the principal amount of $281,048.04, plus any applicable interest, costs and attorney fees. Management believes the Company has satisfied separate termination arrangements made with the lessor and suspended lease payments beginning in April 2005. The trial in this cause is presently scheduled to be held on April 19, 2006. A reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded on its balance sheet as of December 31, 2005 a liability related to this matter.

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

                                                            Common Stock
                                                        High Bid        Low Bid
                                                         ------          ------
First Quarter 2004                                      $ 0.50          $ 0.28
Second Quarter 2004                                     $ 0.49          $ 0.28
Third Quarter 2004                                      $ 0.47          $ 0.13
Fourth Quarter 2004                                     $ 0.28          $ 0.12

First Quarter 2005                                      $ 0.23          $ 0.13
Second Quarter 2005                                     $ 0.15          $ 0.11
Third Quarter 2005                                      $ 0.125         $ 0.09
Fourth Quarter 2005                                     $ 0.10          $ 0.075

Security Holders

            At March 27, 2006 there were 19,634,821 shares our common stock outstanding which were held by approximately 524 stockholders of record.

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

Recent Sales of Unregistered Securities

On October 19, 2005 the Company issued an aggregate of 144,227 shares of its Common Stock to an employee for services performed during the quarter ended September 30, 2005. On January 17, 2006 the Company issued an aggregate of 243,633 shares of its Common Stock to the same employee for services performed during the quarter ended December 31, 2006. The issuances were exempt from the registration requirements under the Securities Act of 1933, as amended (the "Act") by virtue of an exemption provided under Section 4(2) of the Act for transactions not involving a public offering. No other equity securities were issued by the Company during the quarter ended December 31, 2005.

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

Critical Accounting Policies

      Our significant accounting policies are discussed in Note 1 to the financial statements. We consider the following accounting policies to be the most critical:

      o Revenue Recognition - We recognize inspection report revenue when the earnings process is completed. This typically occurs after our final written report has been reviewed, approved and submitted. Once the final report has been approved by management and submitted to the customer, we have no further obligation to the customer in regards to this matter. We recognize our storage fee revenue on a pro-rata basis as earned.

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

      o Estimates - The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurances that actual results will not differ from those estimates. On an ongoing basis, we evaluate our accounting policies and disclosure practices. In our opinion, the critical accounting estimates which are more complex in nature and require a higher degree of judgment include the estimation of deferred revenue, the determination of the reserve for doubtful accounts and any valuation allowance that might be needed related to our deferred income tax assets.

Results of Operations for the Fiscal Year Ended December 31, 2005 as Compared to the Fiscal Year Ended December 31, 2004

Our revenues for 2005 decreased $166,485 or 8.0% to $1,927,598 from $2,094,083 in 2004. This decrease is primarily due to our move to a new office and warehouse location during the first quarter that caused us to miss inspection services during the location transition and created inspection backlogs as we orientated to our new facilities. During the second quarter we saw a temporary decrease in the overall number of inspection referrals. However, a third quarter price increase and increased referrals yielded a 31% increase in comparable sales for the fourth quarter. In addition, we had $96,412 of use agreement revenues in 2004 that were not recognized in 2005 due to disagreements with our customer over contractual terms.

Our total operating expenses for 2005 were $1,995,684, a decrease of $32,550 or 1.6% compared to the same period in 2004. Our salary expense increased by $59,857, or 5.3%, primarily due to moving certain contracted services in-house during 2005 as evidenced by the offsetting decrease of $50,677 or 29.7% in professional fees. Rent expense for 2005 decreased by $157,500 or 75.0% as a result of the elimination of rent associated with our previous office and warehouse facilities at the beginning of the second quarter, partially offset by increases in depreciation and general and administrative costs associated with our move to a new location totaling $118,806 or 34.4% compared to same period in 2004.

Interest expense for 2005 increased $39,187 or 196.9% to $59,087 from $19,900 in 2004 mainly due to the new debt associated with the purchase of our new office and warehouse facility.

Net loss for 2005 was $95,188 or $0.00 per share compared to a 2004 net income of $27,777 or $0.00 mainly reflecting the temporary decline in revenues during the first two quarters of 2005, as previously discussed.

Results of Operations for the Fiscal Year Ended December 31, 2004 as Compared to the Fiscal Year Ended December 31, 2003

Our revenues for 2004 decreased $338,313 or 13.9% to $2,094,083 from $2,432,396 in 2003. This decrease is primarily due to a significant spike in revenues during the third quarter of 2003, followed by a 2004 trend of insurers having less subrogated claims as a result of homeowners filing fewer insurance claims due to fears of increased insurance rates or policy cancellation. We offset this decrease somewhat during the periods with our use agreement revenues. Under the terms of our use agreement, the user was allowed exclusive use of certain of our research data on product failure or failure patterns and quarterly updates of such data in exchange for an annual fee of $100,000; however, this use agreement was terminated effective December 2004.

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

Liquidity and Capital Resources

During 2005, our cash decreased by $131,155 mainly due to funding of operating losses previously discussed. We believe the losses incurred during the first two quarters of 2005 are temporary and that we should have sufficient cash provided by ongoing operating activities to meet our on future operating needs. During 2004, our operations provided positive cash flow that allowed us to pay off previously existing lines of credit and notes payable, purchase property and equipment and increase our cash on hand by $31,639.

Investing and financing activities for 2005 reflect borrowings of $52,094 on our line of credit and purchases of $90,156 of building improvements and equipment. Additionally, during 2004, our investing and financing activities reflect new borrowings of $800,000 to purchase our new office and warehouse space.

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

Item 7. Financial Statements. Index to Financial Statements

                     Years ended December 31, 2005 and 2004
                                                                     Page Number

Report of Independent Registered Public Accounting Firm..................F-1

Audited Financial Statements

Balance Sheets...........................................................F-2

Statements of Operations.................................................F-4

Statements of Stockholders' Equity.......................................F-5

Statements of Cash Flows.................................................F-6

Notes to Financial Statements............................................F-7

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Diversified Product Inspections, Inc.


We have audited the accompanying balance sheets of Diversified Product Inspections, Inc. (the "Company"), as of December 31, 2005 and 2004, and the related statements of operation, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Product Inspections, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Knoxville, Tennessee
January 26, 2006

                      Diversified Product Inspections, Inc.

                                 Balance Sheets

                                                                       December 31
                                                                   2005          2004
                                                               -----------    -----------
                                                                               (Restated)
Assets
Current assets:
   Cash                                                        $   196,893    $   328,048
   Accounts receivable, net of reserve for doubtful accounts
     of $25,000 in 2005 and 2004                                   279,085        146,272
   Current portion of deferred income taxes                         59,433         58,288
   Prepaid expenses and other current assets                           940         13,007
                                                               -----------    -----------
 Total current assets                                              536,351        545,615

Property and equipment:
   Land                                                            150,000             --
   Building and building improvements                              735,318             --
   Equipment, furniture and fixtures                               402,771        336,208
   Vehicles                                                         71,512         88,200
   Leasehold improvements                                               --         22,727
                                                               -----------    -----------
                                                                 1,359,601        447,135
   Less accumulated depreciation and amortization                  325,108        278,030
                                                               -----------    -----------
   Net property and equipment presently used in operations
                                                                 1,034,493        169,105
   Land, building and improvements not presently used
     in operations                                                      --        836,318
                                                               -----------    -----------
Net property and equipment                                       1,034,493      1,005,423

Other assets                                                         5,000             --
Deferred income taxes, less current portion                        405,586        374,746

                                                               -----------    -----------
Total assets                                                   $ 1,981,430    $ 1,925,784
                                                               ===========    ===========

                                                                       December 31
                                                                   2005          2004
                                                               -----------    -----------
                                                                               (Restated)
Liabilities and stockholders' equity:
Current liabilities:
   Line of credit                                              $    52,094    $        --
   Accounts payable and accrued expenses                            67,174         44,026
   Accrued salaries                                                 21,103         29,019
   Deferred revenue                                                130,000         80,000
   Current portion of long-term debt                                42,496         25,248
   Current portion of capital lease obligations                      3,094             --
                                                               -----------    -----------
Total current liabilities                                          315,961        178,293

Long-term debt, less current portion                               763,097        804,021
Capital lease obligations, less current portion                      5,653             --
                                                               -----------    -----------
Total liabilities                                                1,084,711        982,314

Stockholders' equity:
   Common stock:
     Par value--$0.01 per share
     Authorized shares--50,000,000
     Issued and outstanding shares--19,634,821 in 2005
       and 19,135,314 in 2004                                      196,348        191,353
   Additional paid-in capital                                    1,958,578      1,915,136
   Accumulated deficit                                          (1,258,207)    (1,163,019)
                                                               -----------    -----------
 Net stockholders' equity                                          896,719        943,470



                                                               -----------    -----------
Total liabilities and stockholders' equity                     $ 1,981,430    $ 1,925,784
                                                               ===========    ===========

See accompanying Notes to Financial Statements.

                      Diversified Product Inspections, Inc.

                            Statements of Operations

                                             Year ended December 31
                                             2005              2004
                                          -----------      -----------
Revenues:
   Inspections                            $ 1,672,848      $ 1,790,473
   Storage fees                               254,750          207,198
   Use agreement                                   --           96,412
                                          -----------      -----------
Total revenues                              1,927,598        2,094,083

Operating expenses:
   Salaries and related benefits            1,195,818        1,135,961
   Professional fees                          119,699          170,376
   Rent                                        52,500          210,000
   Shipping and handling costs                164,182          167,218
   Depreciation and amortization               70,345           55,977
   Other general and administrative           393,140          288,702
                                          -----------      -----------
Total operating expenses                    1,995,684        2,028,234
                                          -----------      -----------
Operating (loss) income                       (68,086)          65,849

Interest expense                               59,087           19,900
                                          -----------      -----------

(Loss) income before income taxes            (127,173)          45,949

Deferred income tax benefit (expense)          31,985          (18,172)
                                          -----------      -----------
Net (loss) income                         $   (95,188)     $    27,777
                                          ===========      ===========

(Loss) earnings per share:
   Basic                                  $     (0.00)     $      0.00
                                          ===========      ===========
   Diluted                                $     (0.00)     $      0.00
                                          ===========      ===========

See accompanying Notes to Financial Statements.

                      Diversified Product Inspections, Inc.

                       Statements of Stockholders' Equity

                                             Number of
                                               Shares                       Additional                          Net
                                             Issued and       Common          Paid-in      Accumulated      Stockholders'
                                            Outstanding       Stock           Capital         Deficit          Equity
                                             ----------     -----------     -----------     -----------      -----------
Balance at January 1, 2004, as
   previously reported                       14,961,457     $   149,615     $ 1,620,328     $(1,141,428)     $   628,515
     Prior period adjustment                         --              --              --         (49,368)         (49,368)
                                             ----------     -----------     -----------     -----------      -----------
Balance at January 1, 2004, as restated      14,961,457         149,615       1,620,328      (1,190,796)         579,147
   Stock issued for convertible debt          4,173,857          41,738         294,808              --          336,546
   Net income for 2004                               --              --              --          27,777           27,777
                                             ----------     -----------     -----------     -----------      -----------
 Balance at December 31, 2004                19,135,314         191,353       1,915,136      (1,163,019)         943,470
   Stock issued for services                    499,507           4,995          43,442              --           48,437
   Net loss for 2005                                 --              --              --         (95,188)         (95,188)
                                             ----------     -----------     -----------     -----------      -----------
Balance at December 31, 2005                 19,634,821     $   196,348     $ 1,958,578     $(1,258,207)     $   896,719
                                             ==========     ===========     ===========     ===========      ===========

See accompanying Notes to Financial Statements.

                      Diversified Product Inspections, Inc.

                            Statements of Cash Flows

                                                            Year ended December 31
                                                             2005            2004
                                                           ---------      ---------
Operating activities
Net (loss) income                                          $ (95,188)     $  27,777
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Deferred income tax (benefit) expense                   (31,985)        18,172
     Provision for bad debt                                       --        (10,000)
     Stock issued for services                                48,437             --
     Depreciation                                             68,569         54,141
     Amortization                                              1,776          1,836
     Gain on sale of vehicles                                   (654)        (1,601)
     Changes in operating assets and liabilities:
       Accounts and other receivables                       (132,813)       179,821
       Prepaid expenses and other assets                       7,067         (7,266)
       Accounts payable and accrued expenses                  23,148        (62,391)
       Accrued salaries                                       (7,916)        14,574
       Deferred revenue                                       50,000        (91,667)
                                                           ---------      ---------
Net cash (used in) provided by operating activities          (69,559)       123,396

Investing activities
Proceeds from disposal of assets                               2,050         20,973
Purchases of property and equipment                          (90,156)      (880,427)
                                                           ---------      ---------
Net cash used in investing activities                        (88,106)      (859,454)

Financing activities
Proceeds from line of credit                                  52,094             --
Proceeds from long-term debt                                      --        800,000
Principal payments on notes payable and capital lease
   obligations                                               (25,584)       (32,303)
                                                           ---------      ---------
Net cash provided by financing activities                     26,510        767,697
                                                           ---------      ---------

Net (decrease) increase in cash                             (131,155)        31,639

Cash at beginning of year                                    328,048        296,409
                                                           ---------      ---------
Cash at end of year                                        $ 196,893      $ 328,048
                                                           =========      =========

Supplemental disclosures of cash flow information
Cash paid for interest                                     $  59,087      $   5,855

Supplemental disclosures of noncash activity
Equipment purchases financed by capital lease              $  10,655      $      --
Convertible debt and related accrued interest
   converted to stock                                             --        336,546

See accompanying Notes to Financial Statements.

                      Diversified Product Inspections, Inc.

                          Notes to Financial Statements

                                December 31, 2005

1. Significant Accounting Policies

Description of Business

Diversified Product Inspections, Inc. (the "Company") specializes in conducting investigations and laboratory analysis of a wide variety of products to determine the "cause and origin" of product failures. The Company's primary customers consist of national insurance companies that are interested in subrogating claims to recover losses. Subrogation is a legal principle which provides that, to the extent an insurer has paid for a loss, the insurer receives the policyholder's right to recover from any third party that caused the loss. The Company has accumulated a large database of known defective products that includes photos and other documentation that are used in their investigations. After an investigation is complete, the Company issues an inspection report related to the product failure. The Company also provides storage of the evidence collected during the investigation, until it is requested by the customer to be disposed.

Major Customers and Credit Concentration

The Company's largest customers are national insurance customers. Revenues from the Company's largest individual customers accounted for approximately 18%, 18% and 10% in 2005 and 25%, 13% and 10% in 2004 of total revenues.

Revenue Recognition

The Company recognizes inspection report revenue when the earnings process is complete, which is typically after an investigation has been completed and the final written report has been reviewed and approved by management and submitted to the customer. Once the final report has been approved by management and submitted to the customer, the Company has no further obligation to the customer in regards to this matter.

The Company recognizes storage fee revenue on a pro-rata basis as earned.

Advertising Costs

Advertising costs are expensed as incurred and totaled $9,701 in 2005 and $28,321 in 2004.

Accounts Receivable

One customer accounts for 22% of total accounts receivable at December 31, 2005 and 44% of total accounts receivable at December 31, 2004. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support customer receivables. The Company charges accounts to bad debt expense as they are determined to be uncollectible based upon a review of aging and collections. Credit losses, when realized, have been within the range of the Company's expectations and, historically, have not been significant.

                      Diversified Product Inspections, Inc.

1.       Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is carried at cost. Repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

      Building                                                  39 years
      Equipment, furniture and fixtures                        3-7 years
      Vehicles                                                   5 years
      Leasehold improvements                                     3 years

During December 2004, the Company purchased land and a building to serve as the Company's office and warehouse. At December 31, 2004, this property was not yet being used in the Company's operations. During 2005, the Company moved its office and warehouse to this new location.

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

                                                      2005             2004
                                                   ----------       ----------
      Net (loss) income, as reported               $  (95,188)      $   27,777
      Employee compensation, net of tax                25,861           25,861
                                                   ----------       ----------
      Pro forma net (loss) income                  $ (121,049)      $    1,916
                                                   ==========       ==========

      (Loss) earnings per share:
        Basic, as reported                         $    (0.00)      $     0.00
                                                   ==========       ==========
        Diluted, as reported                       $    (0.00)      $     0.00
                                                   ==========       ==========
        Basic, pro forma                           $    (0.00)      $     0.00
                                                   ==========       ==========
        Diluted, pro forma                         $    (0.00)      $     0.00
                                                   ==========       ==========

                      Diversified Product Inspections, Inc.

1. Significant Accounting Policies (continued)

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

Upon funding of the first tranche in April 2002, the Company issued to the Investor warrants to purchase the resulting number of shares of the Company's stock that equals the total amount being funded in all three tranches, divided by the share price (five day average closing bid price prior to closing). The warrants are exercisable for four years from the corresponding closing date of that tranche being funded, at 110% of the five day average closing bid price for the five trading days prior to the closing date of each funding tranche and carry a cashless provision only at the option of the Company. As such, the Company issued warrants to the Investor to purchase an additional 462,963 shares of stock at an exercise price of $0.2376, 462,963 shares of stock at an exercise price of $0.23, and 462,963 shares of stock at an exercise price of $0.088, on each of the tranche dates. These warrants expire in April, June and October of 2006, respectfully.

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

As a result of the warrants related to the convertible debt and equity line of credit discussed above and the employee stock options discussed in Note 7, the Company has reserved 10,779,778 shares of common stock for future issuance.

3. Line of Credit and Long-Term Debt

The Company borrows funds under a $100,000 revolving line of credit agreement entered into during 2005 with a financial institution. Under the terms of this agreement, any borrowings bear interest at the financial institution's prime rate (7.25% at December 31, 2005) and is secured by the Company's land and building. This line of credit is due on demand.

Long-term debt is summarized as follows as of December 31:

                                                                          2005           2004
                                                                        --------       --------
      Note payable, secured by land and a building, due in
        monthly installments of $6,751 through May 2010,
        including interest at 6%, with the remaining balance
        due June 2010
                                                                        $785,331       $800,000
      Note payable, secured by a vehicle, due in monthly
        installments of $665, including interest at 11.21%,
        through February 2009
                                                                          20,262         25,643
      Notes payable repaid in 2005                                            --          3,626
                                                                        --------       --------
                                                                         805,593        829,269
      Less portion classified as current                                  42,496         25,248
                                                                        --------       --------
      Long-term portion                                                 $763,097       $804,021
                                                                        ========       ========

Land and building securing the line of credit and note payable has a carrying amount of $868,035 at December 31, 2005. Vehicle securing note payable has a carrying amount of $18,195.

Aggregate maturities of the Company's long-term debt as of December 31, 2005, are as follows:

      2006                                                             $  42,496
      2007                                                                43,784
      2008                                                                46,861
      2009                                                                42,500
      2010                                                               629,952
                                                                       ---------
                                                                       $ 805,593
                                                                       =========

                      Diversified Product Inspections, Inc.

4. Lease Obligations

During 2005, the Company relocated its office and warehouse from a leased facility to its new facility. Concurrently, the Company began negotiating for an early termination of its lease agreement, which originally expired on December 31, 2005 and provided for monthly payments of $18,125. Management believes the Company has satisfied separate termination arrangements made with the lessor and suspended lease payments beginning in April 2005. Subsequently, the lessor filed a lawsuit against the Company claiming breach of contract. A reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded a liability related to this matter.

During 2005, the Company purchased $10,655 of equipment under an agreement classified as a capital lease. Also, certain equipment is leased under agreements classified as operating leases. Future minimum payments for these leases, by year and in the aggregate, consist of the following as of December 31, 2005:

                                                         Capital      Operating
                                                        --------      --------

      2006                                              $  4,954      $ 11,312
      2007                                                 4,954        11,312
      2008                                                 2,065         5,656
                                                        --------      --------
      Total minimum lease payments                        11,973      $ 28,280
                                                                      ========
      Amount representing interest                         3,226
                                                        --------
      Present value of minimum lease payments
        (including $3,094 classified as current)        $  8,747
                                                        ========

Property and equipment includes the following amounts for capital leases as of December 31, 2005:

       Equipment                                        $ 10,655
       Less accumulated depreciation                       1,776
                                                        --------
       Net equipment under capital lease                $  8,879
                                                        ========

Amortization of this asset, computed by the straight-line method over the term of the lease, is included in depreciation and amortization expense.

5. Concentration of Risk

Periodically, the Company has cash on deposits with financial institutions which exceed Federal Deposit Insurance Corporation ("FDIC") limits. Balances in excess of the insurance limits are subject to the risk the financial institution will not pay upon demand. At December 31, 2005, the Company's balances on hand with financial institutions exceed the FDIC coverage by approximately $34,000.

                      Diversified Product Inspections, Inc.

6.   Income Taxes

For tax purposes the Company has net operating loss ("NOL") carryovers which are available to offset future taxable income. These NOL carryovers expire as follows:

          Year           Year of                  NOL
       Generated        Expiration             Carryover
      ----------- ----------------------- ------------------

         1995              2010                  10,943
         1996              2011                   1,704
         1997              2012                   1,979
         1998              2018                  99,100
         1999              2019                 109,805
         2000              2020                 108,786
         2001              2021                  88,508
         2002              2022                 114,597
         2004              2024                  53,238
         2005              2025                  58,028
                                              ---------
                                              $ 646,688
                                              =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31:

                                                                      2005             2004
                                                                   -----------      -----------
                                                                                     (Restated)
      Deferred tax assets:
        NOL carryovers                                             $   247,617      $   228,697
        Deferred revenue                                                49,777           30,632
        Expenses not currently deductible                              172,817          172,817
        Reserve for doubtful accounts                                    9,573            9,573
        Other                                                              523              523
                                                                   -----------      -----------
      Net deferred tax assets                                          480,307          442,242
      Deferred tax liability - tax over book depreciation              (15,288)          (9,208)
                                                                   -----------      -----------
      Net deferred tax assets (including $59,433 in 2005
        and $58,288 in 2004 classified as current)                 $   465,019      $   433,034
                                                                   ===========      ===========

The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and NOL carryovers within the applicable carryover periods as previously described. Management has determined that generation of such income is more likely than not. Accordingly, there is no valuation allowance as of December 31, 2005 or 2004.

                      Diversified Product Inspections, Inc.

6.   Income Taxes (continued)

The reconciliation of income tax (benefit) expense attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit recorded is as follows for the years ended December 31:

                                                      2005              2004
                                                    ----------       ----------

      Income tax (benefit) expense at U.S.
        statutory rates of 34%                      $  (43,239)      $   15,622
      Effect of permanent differences                    3,117            2,237
      Other                                              8,137              313
                                                    ==========       ==========
                                                    $  (31,985)      $   18,172
                                                    ==========       ==========

7. Employee Stock Options

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

                                                      2005                                     2004
                                         --------------------------------       ---------------------------------
                                                              Weighted                                 Weighted
                                                               Average                                 Average
                                                              Exercise                                 Exercise
                                            Options             Price               Options             Price
                                         -------------      -------------        -------------      -------------
      Outstanding at beginning of year       8,015,000      $        0.11            8,028,000      $        0.11
      Forfeited                                (13,000)                --              (13,000)                --
                                         -------------      -------------        -------------      -------------
      Outstanding at end of year             8,002,000      $        0.11            8,015,000      $        0.11
                                         =============      =============        =============      =============

      Exercisable at end of year             6,402,000                               4,815,000

                      Diversified Product Inspections, Inc.

7. Employee Stock Options (continued)

Exercise prices for options outstanding as of December 31, 2005, range from $0.11 (8,000,000 shares) to $0.18 (2,000 shares).

8. Earnings Per Share Data

Basic (loss) earnings per share assumes no dilution and is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted (loss) earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants, using the treasury stock method of computing such effects and contingent shares related to potential conversion of convertible debt.

The following table sets forth the computation of basic (loss) earnings per share for the years ended December 31:

                                                                            2005            2004
                                                                       ------------     ------------
      Basic:
        Net (loss) income                                              $    (95,188)    $     27,777
        Average shares outstanding                                       19,258,550       15,953,692
                                                                       ------------     ------------
        Basic (loss) earnings per share                                $      (0.00)    $       0.00
                                                                       ============     ============

      Diluted:
        Net (loss) income                                              $    (95,188)    $     27,777
                                                                       ============     ============

        Average shares outstanding                                       19,258,550       15,953,692
        Effect of dilutive stock options and warrants -
          based on treasury stock method                                    813,866        2,935,962
                                                                       ------------     ------------
        Diluted shares outstanding                                       20,072,416       18,889,654
                                                                       ============     ============

        Diluted (loss) earnings per share                              $      (0.00)    $       0.00
                                                                       ============     ============

9. Deferred Revenue

The Company records deferred revenue for the portion of storage fees billed but not yet earned. Based on an analysis of storage fees, the Company has recorded a prior period adjustment of $49,368 effective January 1, 2004 for the deferred revenue, net of taxes, not previously recognized. While the December 31, 2004 balance sheet has been restated to reflect this adjustment, the effect on the 2004 operating results was not considered significant and the accompanying 2004 statements of operations and cash flows were not restated.

                      Diversified Product Inspections, Inc.

10. Use Agreement

In December 2003, the Company entered into a use agreement whereby the user was allowed exclusive use of certain research data of the Company on product failure or failure patterns and quarterly updates of such data. The use agreement called for $100,000 annual payments starting at the date of the agreement. Either party could terminate the use agreement with 30 days written notice. This agreement was subsequently terminated; however, the Company had revenues of $96,412 in 2004 related to this use agreement.

11. Joint Venture

On December 30, 2004, the Company entered into a joint venture agreement with two other companies to form Vulnerability Assessment Group ("VAG"). The Company has a one-third interest in VAG. The purpose of VAG is to provide comprehensive assessment plans to individuals, businesses, industries, organizations and institutions of their vulnerability to terrorism, external or internal sabotage, employee assessment and safety, product safety and chemical and biological safety. As of December 31, 2005, VAG had no significant operations and the Company had incurred no significant costs related to VAG.

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

                                    PART III


Item 9. Directors and Executive Officers of the Registrant.

(a) Identity of our current directors and executive officers.

Name                   Age        Positions with the Company
-------                ---        --------------------------

John Van Zyll           65        Chairman of the Board, Chief Executive Officer

Marvin Stacy            72        Chief Operating Officer and Director

Ann M. Furlong          53        Secretary and Director

Warren Wankelman        62        Director

Matt Walters            34        Director

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

      Matt Walters currently serves as a Director and Chief Information Officer of the Company. Mr. Walters has served in this capacity since May 2001. Mr. Walters has over 10 years experience in IT (Information Technology) and Facilities Management. He is a graduate of Tusculum College with a BS in Organizational Management and has attended New Horizons Computer Learning Center. As a Microsoft Certified Professional, his client list includes TVA, SAIC, Lockheed-Martin, Pfizer Pharmaceuticals, Philips Magnavox, and BellSouth.Net.

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

Code of Ethics

      In April 2005 the Company adopted a Code of Ethics applying to its executive officers. Such Code of Ethics is being filed herewith as Exhibit 14.1 to this Annual report on Form 10-KSB.

Item 10. Executive Compensation.

      The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Executive Officers as executive officers of the Company during the fiscal years ended December 31, 2003 through December 31, 2005 (collectively, the "named executive officers") for services rendered to the Company in all capacities during the three fiscal years ended December 31, 2005.

                          ANNUAL COMPENSATION                                           LONG TERM COMPENSATION
                          -------------------                                            ----------------------
                                                                                    Awards                  Payouts
    Name                                                      Other    Restricted  Securities
    and                                                       Annual      Stock    Underlying                 All
 Principal                   Year                            Compen-     Awards     Options/     LTIP        Other
  Position    Position      Ended     Salary($)  Bonus($)   sation($)       $         SARS      Payouts   Compensation
  --------    ---------     -----     ---------  --------   ---------       -         ----      -------   ------------
  John Van      Chief     12/31/2005   $58,614       0          0           0          0           0           0
    Zyll      Executive   12/31/2004   $57,538       0          0           0          0           0           0
               Officer    12/31/2003   $49,000       0          0           0          0           0           0

Marvin Stacy    Chief     12/31/2005   $53,414       0          0           0          0           0           0
              Operating   12/31/2004   $53,479       0          0           0          0           0           0
               Officer    12/31/2003   $49,000       0          0           0          0           0           0



Ann Furlong   Secretary   12/31/2005   $53,414       0          0           0          0           0           0
                          12/31/2004   $52,309       0          0           0          0           0           0
                          12/31/2003   $49,000       0          0           0          0           0           0


Compensation of Directors

      During the fiscal year ended December 31, 2005, no officer or director received any type of compensation from our Company for serving as a director. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth certain information as of March 27, 2006 regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person known to us which beneficially owns in excess of five percent of the common stock. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

                              Number of Shares of           Percent of
                              Common Stock                  Common Stock
Name and Address              Beneficially                  Beneficially
of Beneficial Owner (1)       Owned (2)                     Owned
-----------------------       -----------------             ------------------

Jan Telander                   8,159,475(3)                     36.4%

John Van Zyll                  7,154,011(4)                     36.4%



EIG Capital, Ltd.              4,445,815(5)                     22.6%

EIG Venture
  Capital Ltd.                 4,125,815                        21.0%

Ann M. Furlong                 4,225,811(6)                     19.5%

Marvin Stacy                   4,119,055(4)                     19.0%

Sofcon Ltd.                    3,542,360(6)                     15.8%

Warren Wankelman                 200,000(7)                       *

Matt Walters                     205,000(7)                       *

All Executive Officers and
Directors as a Group
(five (5) persons)            15,903,877(8)                     63.5%

----------------
* Represents less than one percent (1%) of the outstanding shares of our common stock.

      (1) Based upon 19,634,821 shares of our common stock issued and outstanding as of March 27, 2006. The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after March 27, 2006. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares.

      (2) The business address of each of Jan Telander, EIG Capital, Ltd., EIG Venture Capital, Ltd. and Sofcon, Ltd. is 60 Market Square, Belize City, Belize. The business address of each of the other person listed in the table is 1059 East Tri-County Blvd., Oliver Springs, Tennessee 37840.

      (3) Includes all shares beneficially owned by EIG Capital Investments, Ltd., EIG Venture Capital, Ltd. and Sofcon, Ltd., including an aggregate of 2,777,778 shares issuable to Sofcon, Ltd. upon exercise of currently exercisable warrants. Mr. Telander is President and a director of each of EIG Capital Investments, Ltd., EIG Venture Capital, Ltd. and Sofcon, Ltd.

      (4) Includes options to purchase 2,000,000 shares of common stock currently exercisable at $.108 per share.

      (5) Includes an aggregate of 320,100 shares owned directly by EIG Capital Investments Ltd. and an aggregate of 4,125,815 shares beneficially owned by EIG Venture Capital Ltd. EIG Capital Ltd. owns all of the outstanding capital stock of each of such entities.

      (6) Includes warrants to purchase an aggregate of 2,777,778 shares of our common stock.

      (7) Includes options to purchase 200,000 shares of our common stock currently exercisable at $.108 per share.

      (8) Includes options to purchase an aggregate of 6,400,000 shares of our common stock currently exercisable at $.108 per share.

Item 12. Certain Relationships and Related Transactions.

Not Applicable.

Item 13. Exhibits.

Exhibit Number    Description
--------------    ---------------------

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

10.3 Purchase and Sale Agreement and Escrow Instructions dated as of December 21, 2004 between TN-801 Tri-County, LLC and the Company. Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the "2004 10-KSB").

10.4 Note for Business and Commercial Loans (Non-Revolving) in the principal amount of $800,000 dated December 21, 2004 from the Company to AmSouth Bank. Incorporated by reference to Exhibit
                  10.4 to the 2004 10-KSB.

10.5 Note for Business and Commercial Loans (Revolving), dated April 22, 2005 in the principal amount of $100,000 from the Company to AmSouth Bank.*

14.1              Code of Ethics.*

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth the fees billed to us for the fiscal years ended December 31, 2005 and December 31, 2004 by Coulter & Justus, P.C. ("C&J"):


                                  Fiscal Year                Fiscal Year
                                  Ended                      Ended
                                  December 31, 2005          December 31, 2004

      Audit Fees (1)                  $ 32,765                   $ 32,615
      Audit Related Fees (2)          $      0                   $      0
      Tax Fees (3)                    $  4,605                   $  5,837
      All Other Fees                  $    897 (4)               $  1,087 (5)

      (1) Consists of fees billed for professional services rendered for the audit of the financial statements of the Company as of December 31, 2005 and December 31, 2004 and reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the quarters during such fiscal years.

      (2) Consists of fees for services relating to accounting consultation related to the performance of the audit that are not reported as audit fees.

      (3) Consists of tax filing and tax related compliance and other advisory services.

      (4) Consists of fees for meeting with an investor at request of the Company and annual renewal fee for software provided to the Company.

      (5) Represents the sale price of a fixed asset software package sold to the Company.

      Our Board of Directors determined that the provision of the above non-audit services was compatible with C&J maintaining its independence.

Pre-Approval of Services by the Independent Auditor

      The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to C&J in 2004 and 2005 were pre-approved by the Board of Directors.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: March 31, 2006
                                      Diversified Product Inspections, Inc.

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

/s/ John Van Zyll
--------------------
John Van Zyll            Chairman of the Board                    March 31, 2006

/s/ Marvin Stacy
--------------------
Marvin Stacy             Chief Operating Officer and Director     March 31, 2006

/s/ Ann M. Furlong
--------------------
Ann M. Furlong           Secretary and Director                   March 31, 2006

/s/ Warren Wankelman
--------------------
Warren Wankelman         Director                                 March 31, 2006

/s/ Matt Walters
--------------------
Matt Walters             Director                                 March 31, 2006