Form 10QSB
period 2006-03-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2006-05-11
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      As of May 10, 2006, there were 19,911,864 shares of common stock, $0.01 par value, issued and outstanding.

                              INDEX TO FORM 10-QSB
                                                                            PAGE
PART I         FINANCIAL INFORMATION

Item 1  Financial Statements

        Condensed Balance Sheets as of March 31, 2006 (Unaudited) and
           December 31, 2005                                                   3
        Condensed Statements of Operations (Unaudited) for the three
           months ended March 31, 2006 and 2005                                4
        Condensed Statements of Stockholders' (Deficit) Equity for the year ended December 31, 2005 and the three months ended
           March 31, 2006                                                      5
        Condensed Statements of Cash Flows (Unaudited) for the three months
           ended March 31, 2006 and 2005                                       6
        Notes to Condensed Financial Statements (Unaudited)                    7

Item 2  Management's Discussion and Analysis or Plan of Operation             10

Item 3  Controls and Procedures                                               11

PART II        OTHER INFORMATION                                              12

SIGNATURES                                                                    13

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

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      Diversified Product Inspections, Inc.

                            Condensed Balance Sheets

                                                                March 31   December 31
                                                                  2006        2005
                                                              ------------------------
                                                              (Unaudited)
Assets
Current assets:
   Cash                                                       $   221,309  $   196,893
   Accounts receivable, net of reserve for doubtful accounts
     of $25,000 in 2006 and 2005                                  264,029      279,085
   Current portion of deferred income taxes                        59,433       59,433
   Prepaid expenses and other current assets                          940          940
                                                              ------------------------
Total current assets                                              545,711      536,351

Property and equipment:
   Land                                                           150,000      150,000
   Building and building improvements                             735,318      735,318
   Equipment, furniture and fixtures                              419,271      402,771
   Vehicles                                                        71,512       71,512
                                                              ------------------------
                                                                1,376,101    1,359,601
   Less accumulated depreciation and amortization                 344,186      325,108
                                                              ------------------------
Net property and equipment                                      1,031,915    1,034,493

Other assets                                                        5,000        5,000
Deferred income taxes, less current portion                       377,713      405,586
                                                              ------------------------
Total assets                                                  $ 1,960,339  $ 1,981,430
                                                              ========================

Liabilities and stockholders' equity
Current liabilities:
   Line of credit                                             $        --  $    52,094
   Accounts payable and accrued expenses                           33,051       67,174
   Accrued salaries                                                30,329       21,103
   Deferred revenue                                               130,000      130,000
   Current portion of long-term debt                               43,179       42,496
   Current portion of capital lease obligation                      3,161        3,094
                                                              ------------------------
Total current liabilities                                         239,720      315,961

Long-term debt, less current portion                              752,427      763,097
Capital lease obligation, less current portion                      4,918        5,653
                                                              ------------------------
Total liabilities                                                 997,065    1,084,711

Stockholders' equity                                              963,274      896,719
                                                              ------------------------
Total liabilities and stockholders' equity                    $ 1,960,339  $ 1,981,430
                                                              ========================

See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

                 Condensed Statements of Operations (Unaudited)

                                                             Three months ended
                                                                  March 31
                                                              2006        2005
                                                          -----------------------
Revenues                                                  $  591,335   $  365,405

Operating expenses:
   Salaries                                                  316,114      277,552
   Depreciation and amortization                              19,078       15,689
   General and administrative                                170,246      223,508
                                                          -----------------------
Total operating expenses                                     505,438      516,749
                                                          -----------------------

Operating income (loss)                                       85,897     (151,344)
Interest expense                                             (14,048)     (15,172)
                                                          -----------------------

Income (loss) before income taxes                             71,849     (166,516)
Deferred income tax (expense) benefit                        (27,873)      63,759
                                                          -----------------------

Net income (loss)                                         $   43,976   $ (102,757)
                                                          =======================

Basic and diluted earnings (loss) per common share        $    (0.00)  $    (0.01)
                                                          =======================

See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

            Condensed Statements of Stockholders' Equity (Unaudited)

                                                       Number of
                                                        Shares                  Additional                      Total
                                                      Issued and     Common      Paid-in      Accumulated   Stockholders'
                                                      Outstanding     Stock      Capital        Deficit        Equity
                                                      -------------------------------------------------------------------

Balance at January 1, 2005                            19,135,314  $   191,353  $ 1,915,136  $  (1,163,019)  $     943,470
   Stock issued for services                             499,507        4,995       43,442             --          48,437
   Net loss for 2005                                          --           --           --        (95,188)        (95,188)
                                                      -------------------------------------------------------------------
Balance at December 31, 2005                          19,634,821      196,348    1,958,578     (1,258,207)        896,719
   Stock issued for services                             277,043        2,770       19,809             --          22,579
   Net income for three months ended March 31, 2006           --           --           --         43,976          43,976
                                                      -------------------------------------------------------------------
Balance at March 31, 2006                             19,911,864  $   199,118  $ 1,978,387  $  (1,214,231)  $     963,274
                                                      ===================================================================

See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

                 Condensed Statements of Cash Flows (Unaudited)

                                                                    Three months ended
                                                                         March 31
                                                                     2006        2005
                                                                 -----------------------

Operating activities
Net income (loss)                                                $   43,976   $ (102,757)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                   19,078       15,689
     Deferred tax expense (benefit)                                  27,873      (63,759)
     Loss on disposal of assets                                          --          284
     Services paid with stock                                        22,579           --
     Changes in operating assets and liabilities:
       Accounts receivable                                           15,056       24,963
       Prepaid expenses and other assets                                 --         (947)
       Accounts payable and accrued expenses                        (34,123)      52,992
       Accrued salaries                                               9,226      (10,024)
                                                                 -----------------------
Net cash provided by (used in) operating activities                 103,665      (83,559)

Investing Activities
Purchases of property and equipment                                 (16,500)     (80,486)

Financing Activities
Principal payments on line of credit                                (52,094)          --
Principal payments on long-term debt and capital
   lease obligation                                                 (10,655)      (2,243)
                                                                 -----------------------
Net cash used in financing activities                               (62,749)      (2,243)
                                                                 -----------------------

Net increase (decrease) in cash                                      24,416     (166,288)

Cash at beginning of period                                         196,893      328,048
                                                                 -----------------------
Cash at end of period                                            $  221,309   $  161,760
                                                                 =======================

Supplemental disclosure of cash flow information

Cash paid for interest during the period                         $   14,048   $   10,907
                                                                 =======================

See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

               Notes to Condensed Financial Statements (Unaudited)

                                 March 31, 2006


1.  Basis of Presentation

The accompanying unaudited condensed financial statements of Diversified Products Inspections, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

2.  Employee Stock Options

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("FAS 123(R)"), using the modified-prospective-transition method. Under that transition method, compensation costs to be recognized effective January 1, 2006 are to include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

                      Diversified Product Inspections, Inc.

               Notes to Condensed Financial Statements (Unaudited)

2.  Employee Stock Options (continued)

As a result of adopting FAS 123(R) there was no material effect on the Company's income before taxes and net income for the three months ended March 31, 2006. Had the Company elected to adopt the fair value recognition provisions of FAS 123(R) at January 1, 2005, pro forma net loss and loss per share would be as follows for the three months ended March 31, 2005:

       Basic:
         Net loss, as reported                       $(102,757)
         Employee compensation, net of tax               6,465
                                                 ---------------
         Total                                    $   (109,222)
                                                 ===============
       Loss per share:
         Basic, as reported                        $    (0.01)
                                                 ===============
         Diluted, as reported                      $    (0.01)
                                                 ===============
         Basic, pro forma                          $    (0.01)
                                                 ===============
         Diluted, pro forma                        $    (0.01)
                                                 ===============

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

                      Diversified Product Inspections, Inc.

               Notes to Condensed Financial Statements (Unaudited)

4.   Earnings per Share (continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                     Nine months ended March 31
                                                         2006           2005
                                                    ---------------------------
Basic:
  Net income (loss)                                 $     43,976   $   (102,757)
  Average shares outstanding                          19,704,082     19,135,134
                                                    ---------------------------
  Basic earnings (loss) per share                   $      (0.00)  $      (0.01)
                                                    ===========================
Diluted:
  Net income (loss)                                 $     43,976   $   (102,757)
                                                    ===========================

  Average shares outstanding                          19,704,082     19,135,134
  Effect of dilutive stock options - based
     on treasury stock method                                 --      1,655,602
                                                    ---------------------------
  Total                                               19,704,082     20,790,736
                                                    ===========================

  Diluted earnings (loss) per share                 $      (0.00)  $      (0.01)
                                                    ===========================

5.   Line of Credit

During the quarter ended March 31, 2006, the Company repaid its revolving line of credit. At March 31, 2006, the Company had $100,000 available under this agreement.

Item 2. Management`s Discussion and Analysis or Plan of Operation.

Introduction

This Quarterly Report on Form 10-QSB for the period ended March 31, 2006, should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Our revenues increased from $365,405 for the three-months ended March 31, 2005 to $591,335 for the three months ended March 31, 2006, or by approximately 61.8%. This increase reflects the continuance of increased sales levels we experienced in the third and fourth quarters of 2005 and our move to a new office and warehouse location during the first quarter of 2005 that caused us to miss inspection services during the location transition and created inspection backlogs as we orientated to our new facilities.

Our total operating expenses for the three months ended March 31, 2006 were $505,438, a decrease of $11,311, or approximately 2.2% compared to the same period in 2005. Salary expense increased by $38,562, or approximately 13.9% primarily due to additional personnel to support our increased revenue levels in 2006. General and administrative expenses decreased by $53,262 or approximately 23.8% primarily as a result of the elimination of rent expense associated with our previous office and warehouse facilities.

As a result of the increase in our revenues and, to a lesser extent, the decrease in our operating expenses, our net loss of $102,757 for the three months ended March 31, 2005 improved by $146,733 to a net income of $43,976 for the three months ended March 31, 2006.

Financial Position

Our net accounts receivable decreased by $15,056, or 5.4%, between December 31, 2005 and March 31, 2006, primarily due to timing of collections on related accounts receivable. Our accounts payable and accrued expenses decreased by $34,123, or 50.8%, between December 31, 2005 and March 31, 2006, primarily due to timing of payments on related liabilities. Purchases of property and equipment totaling $16,500 in 2006 consist mainly of furniture and equipment. As a result of these items combined with our year to date net income, our cash balance has increased by approximately $24,000 between December 31, 2005 and March 31, 2006.

Liquidity and Capital Resources

During the quarter ended March 31, 2006, we repaid our revolving line of credit. At March 31, 2006, we had $100,000 available under this agreement. We anticipate that our internal cash flow, supplemented by our revolving credit agreement, will be sufficient to fund operations for the next 12 months.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Critical Accounting Policies

The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the financial statements and accompanying notes. Item 6. Management's Discussion and Analysis or Plan of Operation contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 describes these critical accounting policies.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 23, 2005, Oak Ridge City Center, LLC, the lessor of our former corporate headquarters located at 3 East Main Street, Oak Ridge, Tennessee, commenced a lawsuit against the Company in the General Sessions Court in Anderson County, Tennessee. The basis of the lawsuit is an alleged breach of a commercial lease agreement dated December 19, 2000. The plaintiff is seeking damages in the principal amount of $281,048.04, plus any applicable interest, costs and attorney fees. Management believes the Company has satisfied separate termination arrangements made with the lessor and suspended lease payments beginning in April 2005. The trial in this cause is presently scheduled to be held in June 2006. A reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded on its balance sheet as of December 31, 2005 or March 31, 2006, a liability related to this matter.

Except for the foregoing, the Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2006, the Company issued an aggregate of 277,043 shares of its Common Stock to an employee for services performed this period. The issuance was exempt from the registration requirements under the Securities Act of 1933, as amended (the "Act") by virtue of an exemption provided under Section 4(2) of the Act for transactions not involving a public offering.

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

                                           Diversified Product Inspections, Inc.
                                                       (Registrant)


Date: May 11, 2006              /s/ John Van Zyll
                                -----------------------------------------------
                                John Van Zyll
                                President, Chief Executive Officer and Chairman
                                (Principal Executive Officer and
                                Principal Accounting Officer)