Form 10QSB
period 2006-06-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2006-08-14
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                           1059 East Tri-County Blvd.,
                            Oliver Springs, TN 37830
                    (Address of principal executive offices)

                   (865) 482-8480 (Issuer`s telephone number)

                                 Not applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 10, 2006, there were 20,180,867 shares of common stock, $0.01 par value, issued and outstanding.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Balance Sheets as of June 30, 2006 (Unaudited)
           and December 31, 2005                                               3
         Condensed Statements of Operations (Unaudited) for the
           three and six months ended June 30, 2006 and 2005                   4
         Condensed Statements of Stockholders' (Deficit)
           Equity for the year ended December 31, 2005 and the
           six months ended June 30, 2006                                      5
         Condensed Statements of Cash Flows (Unaudited) for
           the six months ended June, 2006 and 2005                            6
         Notes to Condensed Financial Statements (Unaudited)                   7

Item 2   Management's Discussion and Analysis or Plan of Operation            10

Item 3   Controls and Procedures                                              11

PART II  OTHER INFORMATION                                                    12

SIGNATURES                                                                    13

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This Form 10-QSB includes forward-looking statements. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      Diversified Product Inspections, Inc.

                            Condensed Balance Sheets

                                                                  June 30    December 31
                                                                   2006        2005
                                                               -----------   -----------
                                                               (Unaudited)
Assets
Current assets:
  Cash                                                         $  254,817    $  196,893
  Accounts receivable, net of reserve for doubtful accounts
    of $25,000 in 2006 and 2005                                   316,832       279,085
  Current portion of deferred income taxes                         59,433        59,433
  Prepaid expenses and other current assets                         7,268           940
                                                               ----------    ----------
 Total current assets                                             638,350       536,351
Property and equipment:
  Land                                                            150,000       150,000
  Building and building improvements                              735,318       735,318
  Equipment, furniture and fixtures                               422,699       402,771
  Vehicles                                                         71,512        71,512
                                                               ----------    ----------
                                                                1,379,529     1,359,601
  Less accumulated depreciation and amortization                  363,582       325,108
                                                               ----------    ----------
Net property and equipment                                      1,015,947     1,034,493
Other assets                                                        5,000         5,000
Deferred income taxes, less current portion                       400,305       405,586
                                                               ----------    ----------
Total assets                                                   $2,059,602    $1,981,430
                                                               ==========    ==========
Liabilities and stockholders' equity Current liabilities:
  Line of credit                                               $    5,828    $   52,094
  Accounts payable and accrued expenses                           101,957        67,174
  Accrued salaries                                                 25,675        21,103
  Deferred revenue                                                180,000       130,000
  Current portion of long-term debt                                43,874        42,496
  Current portion of capital lease obligation                       3,377         3,094
                                                               ----------    ----------
Total current liabilities                                         360,711       315,961
Long-term debt, less current portion                              741,575       763,097
Capital lease obligation, less current portion                      3,988         5,653
                                                               ----------    ----------
Total liabilities                                               1,106,274     1,084,711
Stockholders' equity                                              953,328       896,719
                                                               ----------    ----------
Total liabilities and stockholders' equity                     $2,059,602    $1,981,430
                                                               ==========    ==========

           See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

                 Condensed Statements of Operations (Unaudited)

                                          Three months ended         Six months ended
                                                June 30                  June 30
                                         --------------------    -----------------------
                                           2006        2005         2006         2005
                                         ---------   --------    ----------   ----------

Revenues                                  $509,399   $417,736    $1,100,734   $  783,141
Operating expenses:
  Salaries                                 319,254    291,580       635,368      575,496
  Depreciation and amortization             19,396     18,001        38,474       33,689
  General and administrative               157,169    184,629       327,415      401,774
                                         ---------   --------    ----------   ----------
 Total operating expenses                  495,819    494,210     1,001,257    1,010,959
                                         ---------   --------    ----------   ----------
 Operating income (loss)                    13,580    (76,474)       99,477     (227,818)
 Other expenses:
   Interest                                 13,257     15,438        27,305       30,610
   Settlement of lawsuit                    55,000         --        55,000           --
                                         ---------   --------    ----------   ----------
 Total other expenses                       68,257     15,438        82,305       30,610
                                         ---------   --------    ----------   ----------
Income (loss) before income taxes          (54,677)   (91,912)       17,172     (258,428)
Deferred income tax (expense) benefit       22,592     29,262        (5,281)      93,021
                                         ---------   --------    ----------   ----------
Net income (loss)                        $ (32,085)  $(62,650)   $   11,891   $ (165,407)
                                         =========   ========    ==========   ==========
 Basic and diluted earnings (loss) per
   common share                          $   (0.00)  $  (0.00)   $    (0.00)  $    (0.01)
                                         =========   ========    ==========   ==========

           See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

            Condensed Statements of Stockholders' Equity (Unaudited)

                                                     Number of
                                                      Shares                 Additional                         Total
                                                     Issued and    Common     Paid-in      Accumulated   Stockholders'
                                                    Outstanding    Stock      Capital        Deficit         Equity
                                                   ------------   --------   ----------   ------------   -------------
Balance at January 1, 2005                           19,135,314   $191,353   $1,915,136   $(1,163,019)     $943,470
  Stock issued for services                             499,507      4,995       43,442            --        48,437
  Net loss for 2005                                          --         --           --       (95,188)      (95,188)
                                                   ------------   --------   ----------   ------------   -------------
Balance at December 31, 2005                         19,634,821    196,348    1,958,578    (1,258,207)      896,719
  Stock issued for services                             546,046      5,460       39,258            --        44,718
  Net income for six months ended June 30, 2006              --         --           --        11,891        11,891
                                                   ------------   --------   ----------   ------------   -------------
Balance at June 30, 2006                             20,180,867   $201,808   $1,997,836   $(1,246,316)     $953,328
                                                   ============   ========   ==========   ============   =============

            See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

                 Condensed Statements of Cash Flows (Unaudited)

                                                                     Six months ended
                                                                          June 30
                                                                  ----------------------
                                                                    2006         2005
                                                                  ---------   ----------
Operating activities
Net income (loss)                                                 $ 11,891    $(165,407)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                   38,474       33,689
    Deferred tax expense (benefit)                                   5,281      (93,021)
    Loss on disposal of assets                                          --         (654)
    Services paid with stock                                        44,718       13,325
    Changes in operating assets and liabilities:
      Accounts receivable                                           12,253       33,910
      Prepaid expenses and other assets                             (6,328)       6,602
      Accounts payable and accrued expenses                         34,783        9,094
      Accrued salaries                                               4,572      (10,564)
                                                                  --------    ---------
Net cash provided by (used in) operating activities                145,644     (173,026)
Investing activities
Proceeds from disposal of assets                                        --        2,050
Purchases of property and equipment                                (19,928)     (84,327)
                                                                  --------    ---------
Net cash used in investing activities                              (19,928)     (82,277)
Financing activities
Net repayments on line of credit                                   (46,266)          --
Principal payments on long-term debt and capital
   lease obligation                                                (21,526)      (6,241)
                                                                  --------    ---------
Net cash used in financing activities                              (67,792)      (6,241)
                                                                  --------    ---------
Net increase (decrease) in cash                                     57,924     (261,544)
Cash at beginning of period                                        196,893      328,048
                                                                  --------    ---------
Cash at end of period                                             $254,817    $  66,504
                                                                  ========    =========

Supplemental disclosure of cash flow information

As of June 30, 2006, the Company has a $50,000 receivable and corresponding deferred revenue related to a down payment for a service agreement.

            See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.
               Notes to Condensed Financial Statements (Unaudited)
                                  June 30, 2006

1.  Basis of Presentation

The accompanying unaudited condensed financial statements of Diversified Products Inspections, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

                      Diversified Product Inspections, Inc.
               Notes to Condensed Financial Statements (Unaudited)

2. Employee Stock Options (continued)

As a result of adopting FAS 123(R) there was no material effect on the Company's income before taxes and net income for the three and six months ended June 30, 2006. Had the Company elected to adopt the fair value recognition provisions of FAS 123(R) at January 1, 2005, pro forma net loss and loss per share would be as follows for the three and six months ended June 30, 2005:

                                       Three        Six
                                       Months     Months
                                       Ended       Ended
                                      --------   ---------
                                      June 30,    June 30,
                                        2005       2005
                                      --------   ---------
Basic:
  Net loss, as reported               $(62,650)  $(165,407)
  Employee compensation, net of tax      6,465      12,931
                                      --------   ---------
  Total                               $(69,115)  $(178,338)
                                      ========   =========
Loss per share:
  Basic, as reported                  $  (0.00)  $   (0.01)
                                      ========   =========
  Diluted, as reported                $  (0.00)  $   (0.01)
                                      ========   =========
  Basic, pro forma                    $  (0.00)  $   (0.01)
                                      ========   =========
  Diluted, pro forma                  $  (0.00)  $   (0.01)
                                      ========   =========

3.   Commitments and Contingencies

During 2005, the Company relocated its office and warehouse from a leased facility to its new facility. The relocation resulted in an early termination of its lease agreement. During 2005, the lessor filed a lawsuit against the Company for lost rent related to the early termination of the lease. Subsequent to June 30, 2006, the Company and lessor settled the lawsuit for $55,000. This amount has been recorded as a liability in the accompanying condensed balance as of June 30, 2006.

The Company has been named as a defendant in a lawsuit, of which the Company is being sued for trade libel, negligence, and intentional interference with economic advantage. A reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded a liability related to this matter.

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

                      Diversified Product Inspections, Inc.

               Notes to Condensed Financial Statements (Unaudited)

4. Earnings per Share (continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                Three months ended           Six months ended
                                                      June 30                     June 30
                                             -------------------------   ------------------------
                                                2006          2005          2006         2005
                                             -----------   -----------   ----------   -----------
Basic:
  Net income (loss)                          $   (32,085)  $  (62,650)  $    11,891   $  (165,407)
  Average shares outstanding                  19,979,115    19,163,226   19,831,560    19,151,264
                                             -----------   -----------  -----------   -----------
  Basic earnings (loss) per share            $      0.00   $      0.00  $     (0.00)  $     (0.01)
                                             ===========   ===========  ===========   ===========
Diluted:
  Net income (loss)                          $   (32,085)  $   (62,650) $    11,891   $  (165,407)
                                             ===========   ===========  ===========   ===========
  Average shares outstanding                  19,979,115    19,163,226   19,831,560    19,151,264
  Effect of dilutive stock options - based
    on treasury stock method                          --     1,406,820           --     1,406,820
                                             -----------   -----------  -----------   -----------
  Total                                       19,979,115    20,570,046   19,831,560    20,558,084
                                             ===========   ===========  ===========   ===========
   Diluted earnings (loss) per share         $      0.00   $      0.00  $     (0.00)  $   (0.01)
                                             ===========   ===========  ===========   ===========

5.    Line of Credit

During the quarter ended June 30, 2006, the Company increased its revolving line of credit to $400,000. At June 30, 2006, the Company had approximately $394,000 available under this agreement.

6.    Use Agreement

On June 29, 2006, the Company entered into a use agreement whereby the user is allowed exclusive use of certain research data of the Company on product failure or failure patterns and quarterly updates of such data. The use agreement calls for an initial payment of $50,000 and monthly payments of $5,000 beginning September 1, 2006 and continuing over the term of the agreement. The purchaser can terminate the agreement with 60 days notice. The Company is bound by the agreement for three years, subsequent thereof, the Company may terminate with notice as defined in the agreement. At June 30, 2006, the Company has recorded deferred revenue of $50,000 and a receivable of $50,000 related to this use agreement and no revenue was recognized through June 30, 2006. The receivable was collected subsequent to period end.

7.    Reclassification

Certain amounts in previous fiscal year have been reclassified to conform to 2006 classifications.

Item 2. Management`s Discussion and Analysis or Plan of Operation.

Introduction

This Quarterly Report on Form 10-QSB for the period ended June 30, 2006, should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

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

Results of Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Our revenues increased from $783,141 for the six-months ended June 30, 2005 to $1,100,734 for the six months ended June 30, 2006, or by approximately 40.6%. This increase reflects the continuance of increased sales levels we experienced in the third and fourth quarters of 2005 and our move to a new office and warehouse location during the first quarter of 2005 that caused us to miss inspection services during the location transition and created inspection backlogs as we orientated to our new facilities.

Our total operating expenses for the six-months ended June 30, 2006 were $1,001,257, a decrease of $9,702, or approximately 1.0% compared to the same period in 2005. Salary expense increased by $59,873, or approximately 10.4% primarily due to additional personnel to support our increased revenue levels in 2006. General and administrative expenses decreased by $74,359 or approximately 18.5% primarily as a result of the elimination of rent expense associated with our previous office and warehouse facilities. Other expenses increased $51,695 or approximately 168.9%, primarily as a result of a $55,000 lawsuit settlement related to an early termination of our prior lease agreement.

As a result of the increase in our revenues and, to a lesser extent, the decrease in our operating expenses, our net loss of $165,407 for the six-months ended June 30, 2005 improved $177,298 to a net income of $11,891 for the six-months ended June 30, 2006.

Financial Position

Our net accounts receivable decreased by $12,253 (exclusive of $50,000 use agreement receivable), or 4.4%, between December 31, 2005 and June 30, 2006, primarily due to timing of collections on related accounts receivable. Our accounts payable and accrued expenses increased by $34,783, or 51.8%, between December 31, 2005 and June 30, 2006, primarily due to our $55,000 accrual as a result of the settlement of a lawsuit offset by timing of payments on related liabilities. Purchases of property and equipment totaling $19,928 in 2006 consist mainly of furniture and equipment. As a result of these items combined with our year to date net income, our cash balance has increased by approximately $58,000 between December 31, 2005 and June 30, 2006.

Liquidity and Capital Resources

During the quarter ended June 30, 2006, we increased our revolving line of credit to $400,000 and had approximately $394,000 available under this agreement at June 30, 2006. We anticipate that our internal cash flow, supplemented by our revolving credit agreement, will be sufficient to fund operations for the next 12 months. We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 23, 2005, Oak Ridge City Center, LLC, the lessor of our former corporate headquarters located at 3 East Main Street, Oak Ridge, Tennessee, commenced a lawsuit against the Company in the General Sessions Court in Anderson County, Tennessee. The basis of the lawsuit is an alleged breach of a commercial lease agreement dated December 19, 2000. The plaintiff sought damages in the principal amount of $281,048.04, plus any applicable interest, costs and attorney fees. Subsequent to June 30, 2006, the Company settled this lawsuit for $55,000. This amount has been recorded as a liability as of June 30, 2006.

Donald E. Savard Company commenced a lawsuit against the Company in the Superior Court of the State of California, County of Los Angeles on June 20, 2006. The basis of the lawsuit is an alleged act of trade libel, negligence and intentional interference with economic advantage. The plaintiff is seeking damages related to actual damages incurred in defending false claims and lawsuits; damages to plaintiff's business reputation; and cost of suit. A reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded a liability related to this matter.

Except for the foregoing, the Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2006, the Company issued an aggregate of 269,003 shares of its Common Stock to an employee for services performed this period. The issuance was exempt from the registration requirements under the Securities Act of 1933, as amended (the "Act") by virtue of an exemption provided under Section 4(2) of the Act for transactions not involving a public offering.

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

                                     Diversified Product Inspections, Inc.
                                                  (Registrant)


Date: August 14, 2006                /s/ John Van Zyll
                                     ------------------------------------------
                                                   John Van Zyll
                                     President, Chief Executive Officer and
                                    Chairman
                                     (Principal Executive Officer and
                                      Principal Accounting Officer)