Form 10QSB
period 2006-09-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2006-11-14
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File number: 0-25429

                      Diversified Product Inspections, Inc.
        (Exact name of small business issuer as specified in its charter)

            Florida                                               59-3087128
(State of other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                          1059 East Tri-County Blvd.,
                            Oliver Springs, TN 37840
                    (Address of principal executive offices)

                                 (865) 482-8480
                           (Issuer's telephone number)

                                 Not applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 10, 2006, there were 20,180,867 shares of common stock, $0.01 par value, issued and outstanding.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

           Condensed Balance Sheets as of September 30, 2006
             (Unaudited) and December 31, 2005                                 3
           Condensed Statements of Operations (Unaudited) for the three
             and nine months ended September 30, 2006 and 2005                 4
           Condensed Statements of Stockholders' (Deficit) Equity for the
             year ended December 31, 2005 and the nine months ended
              September 30, 2006                                               5
           Condensed Statements of Cash Flows (Unaudited) for the nine
             months ended September 30, 2006 and 2005                          6
           Notes to Condensed Financial Statements (Unaudited)                 7

Item 2     Management's Discussion and Analysis or Plan of Operation          10

Item 3     Controls and Procedures                                            11

PART II  OTHER INFORMATION                                                    12

SIGNATURES                                                                    13

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

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      Diversified Product Inspections, Inc.

                            Condensed Balance Sheets

                                                                 September 30   December 31
                                                                     2006           2005
                                                                 ------------   -----------
                                                                 (Unaudited)
Assets
Current assets:
  Cash                                                            $  263,109     $  196,893
  Accounts receivable, net of reserve for doubtful accounts of
    $50,000 in 2006 and $25,000 in 2005                              264,639        279,085
  Current portion of deferred income taxes                            59,433         59,433
  Prepaid expenses and other current assets                            4,371            940
                                                                  ----------     ----------
 Total current assets                                                591,552        536,351
Property and equipment:
  Land                                                               150,000        150,000
  Building and building improvements                                 735,318        735,318
  Equipment, furniture and fixtures                                  432,573        402,771
  Vehicles                                                            71,512         71,512
                                                                  ----------     ----------
                                                                   1,389,403      1,359,601
  Less accumulated depreciation and amortization                     382,089        325,108
                                                                  ----------     ----------
Net property and equipment                                         1,007,314      1,034,493
Other assets                                                           5,000          5,000
Deferred income taxes, less current portion                          394,314        405,586
                                                                  ----------     ----------
Total assets                                                      $1,998,180     $1,981,430
                                                                  ==========     ==========

Liabilities and stockholders' equity
Current liabilities:
  Line of credit                                                  $    2,828     $   52,094
  Accounts payable and accrued expenses                               62,731         67,174
  Accrued salaries                                                    18,366         21,103
  Deferred revenue                                                   171,667        130,000
  Current portion of long-term debt                                   44,581         42,496
  Current portion of capital lease obligation                          3,608          3,094
                                                                  ----------     ----------
Total current liabilities                                            303,781        315,961
Long-term debt, less current portion                                 730,538        763,097
Capital lease obligation, less current portion                         2,995          5,653
                                                                  ----------     ----------
Total liabilities                                                  1,037,314      1,084,711
Stockholders' equity                                                 960,866        896,719
                                                                  ----------     ----------
Total liabilities and stockholders' equity                        $1,998,180     $1,981,430
                                                                  ==========     ==========

See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.
                 Condensed Statements of Operations (Unaudited)

                                         Three months ended         Nine months ended
                                            September 30              September 30
                                        --------------------    ------------------------
                                          2006        2005         2006          2005
                                        --------    --------    ----------    ----------
Revenues                                $529,928    $526,045    $1,630,662    $1,309,186
Operating expenses:
  Salaries                               296,655     257,557       932,023       788,517
  Depreciation and amortization           18,507      18,265        56,981        51,955
  General and administrative             188,554     182,651       515,969       628,960
                                        --------    --------    ----------    ----------
Total operating expenses                 503,716     458,473     1,504,973     1,469,432
                                        --------    --------    ----------    ----------
Operating income (loss)                   26,212      67,572       125,689      (160,246)
Other expenses:
  Interest                                12,683      14,850        39,988        45,460
  Settlement of lawsuit                       --          --        55,000            --
                                        --------    --------    ----------    ----------
Total other expenses                      12,683      14,850        94,988        45,460
                                        --------    --------    ----------    ----------
Income (loss) before income taxes         13,529      52,722        30,701      (205,706)
Deferred income tax (expense) benefit     (5,991)    (21,301)      (11,272)       71,720
                                        --------    --------    ----------    ----------
Net income (loss)                       $  7,538    $ 31,421    $   19,429    $ (133,986)
                                        ========    ========    ==========    ==========
Basic and diluted earnings (loss) per
  common share                          $   0.00    $   0.00    $     0.00    $    (0.01)
                                        ========    ========    ==========    ==========

See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

            Condensed Statements of Stockholders' Equity (Unaudited)

                                                          Number of
                                                            Shares                Additional                      Total
                                                          Issued and    Common      Paid-in    Accumulated    Stockholders'
                                                         Outstanding     Stock      Capital      Deficit          Equity
                                                         -----------   --------   ----------   -----------    -------------
Balance at January 1, 2005                                19,135,314   $191,353   $1,915,136   $(1,163,019)     $943,470
  Stock issued for services                                  499,507      4,995       43,442            --        48,437
  Net loss for 2005                                               --         --           --       (95,188)      (95,188)
                                                          ----------   --------   ----------   -----------      --------
Balance at December 31, 2005                              19,634,821    196,348    1,958,578    (1,258,207)      896,719
  Stock issued for services                                  546,046      5,460       39,258            --        44,718
  Net income for nine months ended September 30, 2006             --         --           --        19,429        19,429
                                                          ----------   --------   ----------   -----------      --------
Balance at September 30, 2006                             20,180,867   $201,808   $1,997,836   $(1,238,778)     $960,866
                                                          ==========   ========   ==========   ===========      ========

See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

                 Condensed Statements of Cash Flows (Unaudited)

                                                                     Nine months ended
                                                                       September 30
                                                                  ----------------------
                                                                     2006         2005
                                                                  ---------    ---------
Operating activities
Net income (loss)                                                  $ 19,429    $(133,986)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                    56,981       51,955
    Provision for bad debts                                          25,000           --
    Deferred tax expense (benefit)                                   11,272      (71,720)
    Gain on disposal of assets                                           --         (654)
    Services paid with stock                                         44,718       29,190
    Changes in operating assets and liabilities:
      Accounts receivable                                           (10,554)     (38,065)
      Prepaid expenses and other assets                              (3,431)       6,311
      Accounts payable and accrued expenses                          (4,443)     (11,404)
      Accrued salaries                                               (2,737)      (5,128)
      Deferred revenue                                               41,667           --
                                                                   --------    ---------
Net cash provided by (used in) operating activities                 177,902     (173,501)
Investing activities
Proceeds from disposal of assets                                         --        2,050
Purchases of property and equipment                                 (29,802)     (87,221)
                                                                   --------    ---------
Net cash used in investing activities                               (29,802)     (85,171)
Financing activities
Net repayments on line of credit                                    (49,266)          --
Proceeds from note payable                                               --       50,000
Principal payments on long-term debt and capital
  lease obligation                                                  (32,618)     (17,182)
                                                                   --------    ---------
Net cash used in financing activities                               (81,884)      32,818
                                                                   --------    ---------
Net increase (decrease) in cash                                      66,216     (225,854)
Cash at beginning of period                                         196,893      328,048
                                                                   --------    ---------
Cash at end of period                                              $263,109    $ 102,194
                                                                   ========    =========
Supplemental disclosure of cash flow information
Cash paid for interest during the period                           $ 39,988    $  42,527
                                                                   ========    =========

See accompanying Notes to Condensed Financial Statements.

                      Diversified Product Inspections, Inc.

               Notes to Condensed Financial Statements (Unaudited)

                               September 30, 2006

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Diversified Products Inspections, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

                      Diversified Product Inspections, Inc.

               Notes to Condensed Financial Statements (Unaudited)

2. Employee Stock Options (continued)

As a result of adopting FAS 123(R) there was no material effect on the Company's income before taxes and net income for the three and nine months ended September 30, 2006. Had the Company elected to adopt the fair value recognition provisions of FAS 123(R) at January 1, 2005, pro forma net loss and loss per share would be as follows for the three and nine months ended September 30, 2005:

                                       Three Months     Nine Months
                                          Ended            Ended
                                      September 30,    September 30,
                                          2005             2005
                                      -------------    -------------
Basic:
  Net income (loss), as reported         $31,421         $(133,986)
  Employee compensation, net of tax       (6,465)          (19,396)
                                         -------         ---------
  Total                                  $24,956         $(153,382)
                                         =======         =========
Earnings (loss) per share:
  Basic, as reported                     $  0.00         $   (0.01)
                                         =======         =========
  Diluted, as reported                   $  0.00         $   (0.01)
                                         =======         =========
  Basic, pro forma                       $  0.00         $   (0.01)
                                         =======         =========
  Diluted, pro forma                     $  0.00         $   (0.01)
                                         =======         =========

3.   Commitments and Contingencies

During 2005, the Company relocated its office and warehouse from a leased facility to its new facility. The relocation resulted in an early termination of its lease agreement. During 2005, the lessor filed a lawsuit against the Company for lost rent related to the early termination of the lease. During the quarter ended September 30, 2006, the Company and lessor settled the lawsuit for $55,000. This amount was paid during the quarter ended September 30, 2006.

The Company has been named as a defendant in a lawsuit, of which the Company is being sued for trade libel, negligence, and intentional interference with economic advantage. A reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded a liability related to this matter.

During September 2006, the Company was also named, along with its three largest shareholders, as a defendant in a lawsuit from certain related investment companies that are also shareholders of the Company. The lawsuit alleges, among other things, the defendants violated certain securities laws, misrepresented facts and breached certain contracts and fiduciary duties. Due to the early stages of this lawsuit, a reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded a liability related to this matter.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                 Three months ended          Nine months ended
                                                    September 30                September 30
                                             -------------------------   -------------------------
                                                 2006          2005          2006          2005
                                             -----------   -----------   -----------   -----------
Basic:
  Net income (loss)                          $     7,538   $    31,421   $    19,429   $  (133,986)
  Average shares outstanding                  20,180,867    19,283,018    19,936,352    19,194,396
                                             -----------   -----------   -----------   -----------
  Basic earnings (loss) per share            $      0.00   $      0.00   $      0.00   $     (0.01)
                                             ===========   ===========   ===========   ===========
Diluted:
  Net income (loss)                          $     7,538   $    31,421   $    19,429   $  (133,986)
                                             ===========   ===========   ===========   ===========
  Average shares outstanding                  20,180,867    19,283,018    19,936,352    19,194,396
  Effect of dilutive stock options - based
    on treasury stock method                          --     1,002,843            --     1,002,843
                                             -----------   -----------   -----------   -----------
  Total                                       20,180,867    20,285,861    19,936,352    20,197,239
                                             ===========   ===========   ===========   ===========
  Diluted earnings (loss) per share          $      0.00   $      0.00   $      0.00   $     (0.01)
                                             ===========   ===========   ===========   ===========

5. Use Agreement

On June 29, 2006, the Company entered into a use agreement whereby the user is allowed exclusive use of certain research data of the Company on product failure or failure patterns and quarterly updates of such data. The use agreement calls for an initial payment of $50,000 and monthly payments of $5,000 beginning September 1, 2006, and continuing over the term of the agreement. The purchaser can terminate the agreement with 60 days notice. The Company is bound by the agreement for three years, subsequent thereof, the Company may terminate with notice as defined in the agreement. During the quarter ended September 30, 2006, the Company collected the initial payment of $50,000.

6. Reclassification

Certain amounts in previous fiscal year have been reclassified to conform to 2006 classifications.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

This Quarterly Report on Form 10-QSB for the period ended September 30, 2006, should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

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

Results of Operations

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Our revenues increased from $1,309,186 for the nine months ended September 30, 2005 to $1,630,662 for the nine months ended September 30, 2006, or by approximately 24.6%. This increase reflects the continuance of increased sales levels we experienced in the third and fourth quarters of 2005 and our move to a new office and warehouse location during the first quarter of 2005 that caused us to miss inspection services during the location transition and created inspection backlogs as we orientated to our new facilities.

Our total operating expenses for the nine months ended September 30, 2006 were $1,504,973, an increase of $35,541, or approximately 2.4% compared to the same period in 2005. Salary expense increased by $143,506, or approximately 18.2% primarily due to additional personnel to support our increased revenue levels in 2006. General and administrative expenses decreased by $112,991 or approximately 18.1% primarily as a result of the elimination of rent expense associated with our previous office and warehouse facilities. Other expenses increased $49,528 or approximately 108.9% primarily as a result of a $55,000 lawsuit settlement related to an early termination of our prior lease agreement.

As a result of the increase in our revenues, combined with a lesser increase in our operating expenses, our net loss of $133,986 for the nine months ended September 30, 2005 improved $153,415 to a net income of $19,429 for the nine months ended September 30, 2006.

Financial Position

Our net accounts receivable increased by $10,554 (exclusive of a $25,000 increase in our reserve for doubtful accounts), or 3.5%, between December 31, 2005 and September 30, 2006, primarily due to timing of collections on related accounts receivable. Our accounts payable and accrued expenses decreased by $4,443, or 6.6%, between December 31, 2005 and September 30, 2006, primarily due to timing of payments on related liabilities. Purchases of property and equipment totaling $29,802 in 2006 consist mainly of furniture and equipment. As a result of these items combined with our year to date net income, our cash balance has increased by approximately $66,000 between December 31, 2005 and September 30, 2006.

Liquidity and Capital Resources

At September 30, 2006, we had approximately $397,000 available under our $400,000 revolving line of credit. We anticipate that our internal cash flow, supplemented by our revolving credit agreement, will be sufficient to fund operations for the next 12 months. We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

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

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 23, 2005, Oak Ridge City Center, LLC, the lessor of our former corporate headquarters located at 3 East Main Street, Oak Ridge, Tennessee, commenced a lawsuit against the Company in the General Sessions Court in Anderson County, Tennessee. The basis of the lawsuit is an alleged breach of a commercial lease agreement dated December 19, 2000. The plaintiff sought damages in the principal amount of $281,048.04, plus any applicable interest, costs and attorney fees. The Company settled this lawsuit for $55,000 during 2006.

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

On September 8, 2006 Sofcon Limited, EIG Venture Capital Ltd. and EIG Capital Investments, Ltd. commenced a lawsuit against the Company and three of the Company's largest shareholders in the Circuit Court of the 15th Judicial Circuit of Florida in and for Palm Beach County, Florida. The complaint alleges, among other things, that the defendants violated certain federal securities laws, fraudulently misrepresented facts and breached certain contracts with the plaintiffs and fiduciary duties to the plaintiffs in connection with investments made by the plaintiffs in the Company during the period from 1999 to 2002. The Company believes that the lawsuit is without merit.

Except for the foregoing, the Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      None.

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

                                      Diversified Product Inspections, Inc.
                                                   (Registrant)


Date: November 14, 2006          /s/ John Van Zyll
                                 -----------------------------------------------
                                 John Van Zyll
                                 President, Chief Executive Officer and Chairman
                                 (Principal Executive Officer and
                                 Principal Accounting Officer)