Form 10KSB
period 2006-12-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2007-03-30
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

Commission file Number 0-25429

DIVERSIFIED PRODUCT INSPECTIONS, INC.
(Name of small business issuer in its charter)

Florida	59-3087128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1059 East Tri-County Blvd., Oliver Springs, TN	37840
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (865) 482-8480

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
None	None

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

Yes ☒       No ☐

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year: $2,287,722

The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of March 14, 2007 ($.035) was $208,337. For purposes of the computation we consider all directors and holders of 10% or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of March 23, 2007 was 5,952,490.

As of March 23, 2007, there were 20,180,867 shares of common stock, $0.01 par value, issued and outstanding.

Transmittal Small Business Disclosure Format (check one) Yes ☐   No ☒

PART I

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

 Simultaneously with the closing of the Reorganization, the then sole officer and director of the Company resigned his positions in accordance with the terms of the Agreement. John Van Zyll, Ann M. Furlong, Marvin Stacy, Dean Madden and David Dowell were elected to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed John Van Zyll as Chairman of the Board, President and Chief Executive Officer; Ann M. Furlong as Secretary; Dean Madden as Chief Financial Officer and Treasurer; and Marvin Stacy as Chief Operating Officer of the Company. The Board and the shareholders of the Company also approved and filed an amendment of the Company’s Articles of Incorporation in order to change the name of the Company from Fairfax Group, Inc. to Diversified Product Inspections, Inc.

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

We employ eight (8) state-licensed private investigators who are trained as "Cause and Origin" investigators, two apprentice private investigators who are not yet state-licensed, ten (10) laboratory technicians (3 of whom are state-licensed private investigators) and one engineer. We also have retained five people who provide us with engineering services on a part-time consulting basis. Also, we offer pre-failure evaluations of structures, building materials and appliances.

Since 1994, we have been concentrating almost exclusively on defective product investigations and we have accumulated a database of known defective products. Our current database has key identifiers for over 300,000 products, a library of over 380,000 35mm photographs, 315,000 digital photographs and other documentation along with hundreds of videos. Generally, we conduct an on-site forensic investigation to identify the products and materials involved in a claim loss and to determine the cause of the failure. For smaller items, we provide insurance adjusters with evidence collection kits and have the items shipped to our laboratories for testing. Also, we provide in-depth indoor air quality analysis to determine airborne contaminants that may be the causes of "sick" buildings.

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

2006

•
We conducted an investigation involving a commercial truck wreck on Interstate 75 near the Kentucky border. This wreck resulted in the fatalities of two drivers. Components of the lead truck had been buried as part of a landfill operation by the towing company. We provided investigation and recovery of the components. Some components were buried five to six feet deep. These components were critical to the accident reconstruction.

•	We provided consulting services involving an artificial implant which failed causing additional injury to the patient.

•
We conducted an investigation involving clothes dryer fires. The U.S. Consumer Product Safety Commission had done extensive testing to further understand the failure mode. After purchasing a dryer unit, equipping it with vision inspection ports and installing temperature sensors at four locations, we determined that air flow patterns could affect the sensing capabilities of the operational thermostat and the high limiter thermostat. This resulted in higher than normal operating temperatures within the dryer cabinet and also affected the heating cycle and the external temperatures of the dryer cabinet, particularly in the area where the heating element is located.

•	We conducted extensive testing of gas water heater control valves. Throughout the year several claims were handled investigating fires involving gas hot water heaters.

2005

•
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

•
We provided services which assisted our clients in recovering 100% of their subrogation claims. A few examples were: a recovery of $6,000 as a result of a defective braided supply line; a recovery of $47,000 as a result of a defective copper supply line; and a recovery of $19,500 as a result of a defective vinyl supply line.

•
Our Customer Service Department conducted a survey regarding the outcome of our clients’ claims. We surveyed a total of 83 claims in which our clients sought an aggregate of $918,984. The amount recovered by our clients in such cases due, at least in part to our reports, was a total of $ 641,654 representing a 69.82% recovery rate. The average inspection cost to our clients was $250.00. Therefore, in the claims we surveyed, our clients spent approximately $20,750 for our services and recovered $641,654.

Prior to 2005

•
Masonite Siding Class Action lawsuit. We were an expert witness in this lawsuit. We investigated and took samples from over 2,000 homes in 20 states. The lawsuit covered 13.9 million homes in the United States and resulted in a $4.3 billion class action settlement. (1995)

•
Louisiana Pacific Class Action lawsuit regarding defective siding. We inspected 2,000 homes in 19 states. It was the defense's contention that the siding could not be positively identified once installed. We developed a method of positively identifying the product through visual inspection and demonstrated this during deposition. The result was a $750,000 class action settlement. (1997)

•
Defective Battery Charger. A battery charger in California caused a fire in a strip mall causing heavy damage. We were able to positively identify the origin, cause and manufacturer. Reliance Insurance was able to subrogate a $1,000,000 claim. (1999)

•	Ply-Gen (Hoover) vs. Pulte Home. Defective siding was installed in over 13,000 homes in Florida. Our investigations and lab analysis resulted in a $23.3 million settlement to the homeowners. (1997)

•
Auto accident in Orlando. Driver stated that she had applied brakes, but that they did not work. An independent mechanic inspected the brake system and reported that it was properly functioning and that the driver was at fault. The insurance company hired us to inspect the brakes. Our lab was able to determine that the brake pad material had non-uniform wear characteristics that resulted in high and low spots. The braking friction of the pads was only 30% of their design specifications. The insurance company successfully subrogated the claim. The driver was found to be "not at fault", thus saving her from points on her license and an increase in her insurance premium. (1996)

•
Lamborghini Automobile in Orlando that burned because of a failure of the rubber fuel lines. Our laboratory was able to determine that the rubber fuel lines were not defective. The owner had installed a high-pressure fuel pump that delivered a hydraulic pressure in excess of the fuel line manufacturer's recommendations. It was determined that the owner was at fault. (1995)

•
Home in Kissimmee, Florida that was being consumed by mold. The builder and several engineering firms had been unable to determine the cause. Upon inspecting the home, we determined that there was a hidden water leak in the walls. The builder insisted that this was impossible, as the water to the home was turned off at the main. Our technicians quickly located the leak using ultrasonic equipment. The plumbing contractor had installed an unused icemaker line on the city side of the meter. This line was slightly pierced by a nail during drywall installation, causing saturation inside the walls and the mold growth throughout the home. It was determined that the plumbing contractor was at fault. (1994)

•
Chevy Silverado burns in Orlando. We were able to determine that the cause and origin was due to a problem in the manufacturing process of the dipstick for the transmission. The dipstick would eject under pressure, allowing transmission fluid to spray on the exhaust and cause fires. The insurance company was able to successfully subrogate the claim and GM has since corrected the problem. (1997)

•
Pedestal fan failures. We assisted a television consumer investigative reporter in a report concerning a line of pedestal fans marketed under the trade name SMC which  had caused fires in the Seattle, Washington area. Our research department provided the reporter with information regarding failures of the same product in other areas of the country. (2004)

Financings

In April 2002, we entered into a subscription agreement with an investor to sell up to $300,000 of our 6% convertible debentures. Under the terms of the agreement, subject to the our satisfying certain conditions, the investor agreed to purchase three separate tranches of debentures, each tranche in the principal amount of $100,000 and to be payable three years after the issue date of the debenture. The tranches were purchased in April 2002, June 2002 and October 2002, respectively. The principal amount of each of the debentures was convertible at any time at the option of the investor into the Company’s common stock at a conversion rate equal to the lesser of (i) 110% of the average five closing bid prices during the five trading days prior to the issuance date of the debenture or (ii) 75% of the average of the five lowest closing bid prices during the twenty trading days immediately prior to the conversion date. In the event all or any portion of the debentures are outstanding at the end of three years from the date of issuance, the debentures are subject to automatic conversion into the Company’s common stock based upon the conversion rate described above.

In connection with the sale of each tranche of the debentures, we issued warrants to purchase 462,963 shares of our common stock at exercise prices of $.2376, $.23 and $.088 per share, respectively. Each of the warrants was exercisable for four years from the date each related debenture was purchased under the agreement. Therefore, all of such warrants expired in or prior to October 2006. The repayment of the debentures was also secured by a pledge to the investor of an aggregate of 4,000,000 shares of common stock of the Company owned by our majority stockholders.

In 2004, the investor converted the entire $300,000 principal amount of the debenture, plus accrued interest, into an aggregate of 4,173,857 shares of the Company’s common stock.

During April 2002 we also entered into an equity line of credit investment agreement with the investor which obligated the investor to purchase up to $3,000,000 of our common stock at a price equal to 85% of the average trading price of our common stock, subject to our fulfillment of certain terms and conditions contained in the equity line of credit investment agreement. In connection with the equity line of credit, we issued to the investor a warrant to purchase 1,388,889 shares of our common stock exercisable at $.2376 per share. The warrant expired April 2006. The equity line of credit expired in April 2004 without being utilized.

Intellectual Property

We currently hold a federal trademark registration from the United States Patent and Trademark Office (Reg. No: 2206610) for our Diversified Products Inspections, Inc. logo. We also maintain a registered domain name for our Internet Web site located at http://www.dpi-inc.com and http://www.homechecksafety.com.

Recent Activities

On December 30, 2004, we entered into a joint venture agreement with two other companies to form Vulnerability Assessment Group (“VAG”). We have a one-third interest in VAG. The purpose of VAG is to provide comprehensive assessment plans to individuals, businesses, industries, organizations and institutions of their vulnerability to terrorism, external or internal sabotage, employee assessment and safety, product safety and chemical and biological safety. As of December 31, 2006, VAG had no significant operations and the Company had incurred no significant costs related to VAG.

Employees

As of March 21, 2007, we have approximately 30 full time employees and one part-time employee. We have never experienced a work stoppage and we believe that our employee relations are good. Our success depends to a large extent upon the continued services of our key managerial employees and investigators. The loss of such personnel could have a material adverse effect on our business and our results of operations.

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

As of March 23, 2007, we had 20,180,867 shares of our common stock issued and outstanding. Certain of f such shares were restricted as to resale under the United States securities laws.. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of our common stock.

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

The application of ‘penny stock rules" could adversely affect the market price of our common stock.

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

Item 3. Legal Proceedings.

On August 23, 2005, Oak Ridge City Center, LLC, the lessor of our former corporate headquarters located at 3 East Main Street, Oak Ridge, Tennessee, commenced a lawsuit against the Company in the General Sessions Court in Anderson County, Tennessee. The basis of the lawsuit was an alleged breach of a commercial lease agreement dated December 19, 2000. During 2006, this lawsuit was settled by our payment to the lessor of $55,000.

On August 18, 2006, Donald E. Savard Co. commenced a lawsuit against the Company. The basis of the lawsuit is trade libel, negligence and intentional interference with economic advantage. Judgment was entered in favor of the plaintiff on December 22, 2006 for $37,500 in general and punitive damages. The Company believes that it has substantial defenses to the judgment and has set a Motion to Set Aside Default and Default Judgment pending for Hearing on May 1, 2007. Accordingly, the Company has not recorded a liability related to this matter as of December 31, 2006.

On September 8, 2006 Sofcon Limited, EIG Venture Capital Ltd. and EIG Capital Investments, Ltd. commenced a lawsuit against the Company and three of the Company's largest shareholders in the Circuit Court of the 15th Judicial Circuit of Florida in and for Palm Beach County, Florida. The complaint alleges, among other things, that the defendants violated certain federal securities laws, fraudulently misrepresented facts and breached certain contracts with the plaintiffs and fiduciary duties to the plaintiffs in connection with investments made by the plaintiffs in the Company during the period from 1999 to 2002 which are described in Item 1 Description of Business-Financings. A reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded a liability related to this matter.

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

	Common Stock
	High Bid	Low Bid

First Quarter 2005	$0.23	$0.13
Second Quarter 2005	$0.15	$0.11
Third Quarter 2005	$0.125	$0.09
Fourth Quarter 2005	$0.10	$0.075

First Quarter 2006	$0.086	$0.071
Second Quarter 2006	$0.11	$0.06
Third Quarter 2006	$.086	$0.0515
Fourth Quarter 2006	$0.048	$0.047

Security Holders

At March 23, 2007 there were 20,180,867 shares our common stock outstanding which were held by approximately 531 stockholders of record.

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

Recent Sales of Unregistered Securities

All such sales have been previously reported by the Company in its Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2007 and June 30, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation

General

We specialize in conducting investigations and laboratory analysis of a wide variety of products to determine the cause and origin of product failures. Our primary customers consist of national insurance companies that are interested in pursuing claims to which they have become subrogated. Subrogation is a legal principle, which provides that, to the extent an insurer has paid for a loss, the insurer receives the policyholder`s right to recover from any third party that caused the loss. We have accumulated a large database of known defective products that includes photos and other documentation that are used in our clients’ investigations. Additionally, we provide for the storage of evidence collected during an investigation, until our customer requests that it be disposed.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 to the financial statements. We consider the following accounting policies to be the most critical:

•
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

•
Stock Options - Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation costs to be recognized effective January 1, 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

•
Property and Equipment - Our property and equipment is recorded at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets. We charge repairs and maintenance to expense as it is incurred.

•
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

Results of Operations for the Fiscal Year Ended December 31, 2006 as Compared to the Fiscal Year Ended December 31, 2005

Our revenues for 2006 increased $360,124 or 18.7% to $2,287,722 from $1,927,598 in 2005. This increase reflects the continuance of increased sales levels we experienced in the third and fourth quarters of 2005 and our move to a new office and warehouse location during the first quarter of 2005. The move caused us to miss inspection services during the location transition and created inspection backlogs as we orientated to our new facilities during 2005. Also, our third quarter 2005 price increase carried through all of 2006.

Our total operating expenses for 2006 were $2,050,272, an increase of $54,588 or 2.7% compared to the same period in 2005. Our salary expense increased by $47,168, or 3.9%, and professional fees increased $33,123, or approximately 27.7%, primarily due to additional personnel and contracted professionals to support our increased revenue levels in 2006. These increases were offset by a decrease in rent expense for 2006 of $52,500 resulting from the elimination of rent associated with our previous office and warehouse facilities in 2005.

Other expense increased $49,029 or 83.0% to $108,116 from $59,087 in 2005 primarily as a result of a $55,000 lawsuit settlement related to an early termination of our prior lease commitment.

Net income for 2006 was $67,331 or less than $0.01 per share compared to a 2005 net loss of $95,188 or less than $0.01 per share mainly reflecting our 2006 increase in revenues while maintaining operating expenses comparable to 2005.

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

Liquidity and Capital Resources

During 2006, our cash increased by $134,900 mainly due to improved operating results previously discussed. We believe we have sufficient cash provided by ongoing operating activities to meet our on future operating needs.

Investing and financing activities for 2006 reflect purchases of equipment totaling $29,801 and payments totaling $95,345 on our line of credit, notes payable and capital lease. We also increased our line of credit to $400,000 during 2006 with all $400,000 available at December 31, 2006.

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

Years ended December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Diversified Product Inspections, Inc.

We have audited the accompanying balance sheets of Diversified Product Inspections, Inc. (the “Company”), as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Product Inspections, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Coulter & Justus, P.C.

Knoxville, Tennessee
March 22, 2007

Diversified Product Inspections, Inc.

Balance Sheets

	December 31
	2006	2005

Assets
Current assets:
Cash	$331,793	$196,893
Accounts receivable, net of reserve for doubtful accounts of $50,000 in 2006 and $25,000 in 2005	286,473	279,085
Current portion of deferred income taxes	70,281	59,433
Prepaid expenses and other current assets	2,914	940
Total current assets	691,461	536,351

Property and equipment:
Land	150,000	150,000
Building and building improvements	735,318	735,318
Equipment, furniture and fixtures	432,572	402,771
Vehicles	71,512	71,512
	1,389,402	1,359,601
Less accumulated depreciation and amortization	400,840	325,108
Net property and equipment	988,562	1,034,493

Other assets	5,000	5,000
Deferred income taxes, less current portion	332,735	405,586

Total assets	$2,017,758	$1,981,430

	December 31
	2006	2005

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$-	$52,094
Accounts payable and accrued expenses	57,793	67,174
Accrued salaries	21,775	21,103
Current portion of deferred revenue	133,333	130,000
Current portion of long-term debt	45,989	42,496
Current portion of capital lease obligations	3,906	3,094
Total current liabilities	287,796	315,961

Deferred revenue, less current portion	25,000	-
Long-term debt, less current portion	719,312	763,097
Capital lease obligations, less current portion	1,882	5,653
Total liabilities	1,008,990	1,084,711

Stockholders’ equity:
Common stock:
Par value--$0.01 per share
Authorized shares--50,000,000
Issued and outstanding shares--20,180,867 in 2006 and 19,634,821 in 2005	201,808	196,348
Additional paid-in capital	1,997,836	1,958,578
Accumulated deficit	(1,190,876)	(1,258,207)
Net stockholders’ equity	1,008,768	896,719

Total liabilities and stockholders’ equity	$2,017,758	$1,981,430

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Statements of Operations

	Year ended December 31
	2006	2005

Revenues:
Inspections	$1,934,436	$1,672,848
Storage fees	316,619	254,750
Use agreement	36,667	-
Total revenues	2,287,722	1,927,598

Operating expenses:
Salaries and related benefits	1,242,986	1,195,818
Professional fees	152,822	119,699
Rent	-	52,500
Shipping and handling costs	156,194	164,182
Depreciation and amortization	75,732	70,345
Other general and administrative	422,538	393,140
Total operating expenses	2,050,272	1,995,684
Operating income (loss)	237,450	(68,086)

Other expenses:
Interest expense	53,116	59,087
Settlement of lawsuit	55,000	-
Total other expenses	108,116	59,087

Income (loss) before income taxes	129,334	(127,173)

Deferred income tax (expense) benefit	(62,003)	31,985
Net income (loss)	$67,331	$(95,188)

Earnings (loss) per share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Statements of Stockholders’ Equity

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Stockholders’ Equity

Balance at January 1, 2005	19,135,314	$191,353	$1,915,136	$(1,163,019)	$943,470
Stock issued for services	499,507	4,995	43,442	-	48,437
Net loss for 2005	-	-	-	(95,188)	(95,188)
Balance at December 31, 2005	19,634,821	196,348	1,958,578	(1,258,207)	896,719
Stock issued for services	546,046	5,460	39,258	-	44,718
Net income for 2006	-	-	-	67,331	67,331
Balance at December 31, 2006	20,180,867	$201,808	$1,997,836	$(1,190,876)	$1,008,768

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Statements of Cash Flows

	Year ended December 31
	2006	2005
Operating activities
Net income (loss)	$67,331	$(95,188)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Deferred income tax expense (benefit)	62,003	(31,985)
Provision for bad debts	25,000	-
Stock issued for services	44,718	48,437
Depreciation	72,180	68,569
Amortization	3,552	1,776
Gain on sale of vehicles	-	(654)
Changes in operating assets and liabilities:
Accounts and other receivables	(32,388)	(132,813)
Prepaid expenses and other assets	(1,974)	7,067
Accounts payable and accrued expenses	(9,381)	23,148
Accrued salaries	672	(7,916)
Deferred revenue	28,333	50,000
Net cash provided by (used in) operating activities	260,046	(69,559)

Investing activities
Proceeds from disposal of assets	-	2,050
Purchases of property and equipment	(29,801)	(90,156)
Net cash used in investing activities	(29,801)	(88,106)

Financing activities
Net (payments) proceeds from line of credit	(52,094)	52,094
Principal payments on notes payable and capital lease obligations	(43,251)	(25,584)
Net cash (used in) provided by financing activities	(95,345)	26,510

Net increase (decrease) in cash	134,900	(131,155)

Cash at beginning of year	196,893	328,048
Cash at end of year	$331,793	$196,893

Supplemental disclosures of cash flow information
Cash paid for interest	$53,116	$59,087

Supplemental disclosures of noncash activity
Equipment purchases financed by capital lease	$-	$10,655

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Notes to Financial Statements

December 31, 2006

1.	Significant Accounting Policies

Description of Business

Diversified Product Inspections, Inc. (the “Company”) specializes in conducting investigations and laboratory analysis of a wide variety of products to determine the “cause and origin” of product failures. The Company’s primary customers consist of national insurance companies that are interested in subrogating claims to recover losses. Subrogation is a legal principle which provides that, to the extent an insurer has paid for a loss, the insurer receives the policyholder’s right to recover from any third party that caused the loss. The Company has accumulated a large database of known defective products that includes photos and other documentation that are used in their investigations. After an investigation is complete, the Company issues an inspection report related to the product failure. The Company also provides storage of the evidence collected during the investigation, until it is requested by the customer to be disposed.

Major Customers and Credit Concentration

The Company’s largest customers are national insurance customers. Revenues from the Company’s largest individual customers accounted for approximately 17%, 11% and 10% in 2006 and approximately 18%, 18% and 10% in 2005 of total revenues.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $10,381 in 2006 and $9,701 in 2005.

Accounts Receivable

Two customers account for 12% and 11% of total accounts receivable at December 31, 2006 and one customer accounted for 22% of total accounts receivable at December 31, 2005. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support customer receivables. The Company charges accounts to bad debt expense as they are determined to be uncollectible based upon a review of aging and collections. Credit losses, when realized, have been within the range of the Company’s expectations and, historically, have not been significant.

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

Stock Options

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation costs recognized effective January 1, 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

As a result of adopting FAS 123(R) there was no material effect on the Company’s income before taxes and net income for the year ended December 31, 2006. Had the Company elected to adopt the fair value recognition provisions of FAS 123(R) at January 1, 2005, pro forma net loss and loss per share would be as follows for the year ended December 31, 2005:

Net loss, as reported	$(95,188)
Employee compensation, net of tax	25,861
Pro forma net loss	$(121,049)

Loss per share:
Basic, as reported	$(0.00)
Diluted, as reported	$(0.00)
Basic, pro forma	$(0.00)
Diluted, pro forma	$(0.00)

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

2.	Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments approximates their carrying value based upon the type and nature of the financial instruments.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.	Line of Credit and Long-Term Debt

During 2006 the Company increased its revolving line of credit agreement with a financial institution to $400,000. Under the terms of this agreement, any borrowings bear interest at the financial institution’s prime rate (8.25% at December 31, 2006) and is secured by the Company’s land and building. This line of credit is due on demand. At December 31, 2006, the Company had $400,000 available under this agreement.

Long-term debt is summarized as follows as of December 31:

	2006	2005
Note payable, secured by land and a building, due in monthly installments of $6,751 through May 2010, including interest at 6%, with the remaining balance due June 2010	$751,055	$785,331
Note payable, secured by a vehicle, due in monthly installments of $665, including interest at 11.21%, through February 2009	14,246	20,262
	765,301	805,593
Less portion classified as current	45,989	42,496
Long-term portion	$719,312	$763,097

Land and building securing the line of credit and note payable has a carrying amount of $849,181 and a vehicle securing a note payable has a carrying amount of $12,130 at December 31, 2006.

Aggregate maturities of the Company’s long-term debt as of December 31, 2006, are as follows:

2007	$45,989
2008	46,861
2009	42,500
2010	629,951
$765,301

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

3.	Lease Obligations

During 2005, the Company relocated its office and warehouse from a leased facility to its new facility. The relocation resulted in an early termination of its lease agreement. During 2005, the lessor filed a lawsuit against the Company for lost rent related to the early termination of the lease. During 2006, the Company and lessor settled the lawsuit for $55,000.

The Company leases equipment under an agreement classified as a capital lease. Also, certain equipment is leased under agreements classified as operating leases. Future minimum payments for these leases, by year and in the aggregate, consist of the following as of December 31, 2006:

	Capital	Operating

2007	$4,954	$11,312
2008	2,065	5,656
Total minimum lease payments	7,019	$16,968
Amount representing interest	1,231
Present value of minimum lease payments (including $3,906 classified as current)	$5,788

Property and equipment includes the following amounts for capital leases as of December 31, 2006:

Equipment	$10,655
Less accumulated depreciation	5,328
Net equipment under capital lease	$5,327

Amortization of this asset, computed by the straight-line method over the term of the lease, is included in depreciation and amortization expense.

4.	Concentration of Risk

Periodically, the Company has cash on deposits with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) limits. Balances in excess of the insurance limits are subject to the risk the financial institution will not pay upon demand. At December 31, 2006, the Company’s balances on hand with financial institutions exceed the FDIC coverage by approximately $167,000.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

5.	Income Taxes

For tax purposes the Company has net operating loss (“NOL”) carryovers which are available to offset future taxable income. These NOL carryovers expire as follows:

Year	Year of	NOL
Generated	Expiration	Carryover

1999	2019	$44,762
2000	2020	108,786
2001	2021	88,508
2002	2022	114,597
2004	2024	53,238
2005	2025	89,993
		$499,884

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31:

	2006	2005

Deferred tax assets:
NOL carryovers	$169,962	$247,617
Deferred revenue	60,626	49,777
Expenses not currently deductible	172,817	172,817
Reserve for doubtful accounts	19,145	9,573
Other	523	523
Total deferred tax assets	423,073	480,307
Deferred tax liability - tax over book depreciation	(20,057)	(15,288)
Net deferred tax assets (including $70,281 in 2006 and $59,433 in 2005 classified as current)	$403,016	$465,019

The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and NOL carryovers within the applicable carryover periods as previously described. Management has determined that generation of such income is more likely than not. Accordingly, there is no valuation allowance as of December 31, 2006 or 2005.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

5.	Income Taxes (continued)

The reconciliation of income tax expense (benefit) attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit recorded is as follows for the years ended December 31:

	2006	2005

Income tax expense (benefit) at U.S. statutory rates of 34%	$43,974	$(43,239)
Effect of permanent differences	1,832	3,117
Other	16,197	8,137
	$62,003	$(31,985)

6.	Employee Stock Options

The Company has no formal stock option plan. However, in November 2002, the Company issued to employees options to acquire 8,028,000 shares of the Company’s common stock (8,000,000 of which were issued to five employees who are also board members). These options vest at the rate of 20% annually beginning at the grant date and expire upon termination of employment. A summary of the Company’s stock option activity, and related information for the years ended December 31 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding at beginning of year	8,002,000	$0.11	8,015,000	$0.11
Forfeited	(2,000)	-	(13,000)	-
Outstanding at end of year	8,000,000	$0.11	8,002,000	$0.11

Exercisable at end of year	8,000,000		6,402,000

The exercise price for all options outstanding as of December 31, 2006, is $0.11. As a result of the employee stock options discussed above, the Company has reserved 8,000,000 shares of common stock for future issuance.

7.	Earnings Per Share Data

Basic earnings (loss) per share assumes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants, using the treasury stock method of computing such effects.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

7.	Earnings Per Share Data (continued)

The following table sets forth the computation of basic earnings (loss) per share for the years ended December 31:

	2006	2005
Basic:
Net income (loss)	$67,331	$(95,188)
Average shares outstanding	19,992,779	19,258,550
Basic earnings (loss) per share	$0.00	$(0.00)

Diluted:
Net income (loss)	$67,331	$(95,188)

Average shares outstanding	19,992,779	19,258,550
Effect of dilutive stock options and warrants - based on treasury stock method	-	813,866
Diluted shares outstanding	19,992,779	20,072,416

Diluted earnings (loss) per share	$0.00	$(0.00)

8.	Commitments and Contingencies

In December 2006, a default judgment of $37,500 was entered against the Company in connection with a lawsuit related to certain investigative reports prepared by the Company. The Company, upon the advice of legal counsel, plans to appeal this judgment and believes they have substantial defenses to the default judgment. Accordingly, the Company has not recorded a liability related to this matter as of December 31, 2006.

During 2006, the Company was also named, along with its three largest shareholders, as a defendant in a lawsuit from certain related investment companies that are also shareholders of the Company. The lawsuit alleges, among other things, the defendants violated certain securities laws, misrepresented facts and breached certain contracts and fiduciary duties. A reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded a liability related to this matter.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

9.	Use Agreement

In 2006, the Company entered into a use agreement whereby the user is allowed exclusive use of certain research data of the Company on product failure or failure patterns and quarterly updates of such data. The use agreement calls for an initial payment of $50,000 and monthly payments of $5,000 beginning September 1, 2006, and continuing over the term of the agreement. The purchaser can terminate the agreement with 60 days notice. The Company is bound by the agreement for three years, subsequent thereof, the Company may terminate with notice as defined in the agreement. During the year ended December 31, 2006, the Company had revenues of $36,667 related to this agreement.

10.	Joint Venture

On December 30, 2004, the Company entered into a joint venture agreement with two other companies to form Vulnerability Assessment Group (“VAG”). The Company has a one-third interest in VAG. The purpose of VAG is to provide comprehensive assessment plans to individuals, businesses, industries, organizations and institutions of their vulnerability to terrorism, external or internal sabotage, employee assessment and safety, product safety and chemical and biological safety. As of December 31, 2006, VAG had no significant operations and the Company had incurred no significant costs related to VAG.

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

Item 8B. Other Information

Reports on Form 8-K.

During the period commencing the last quarter of the period covered by this Report until the date of filing of this Report, the Company was not required to, and did not, file any Current Reports on Form 8-K.

PART III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identity of our current directors and executive officers.

Name	Age	Positions with the Company

John Van Zyll	66	Chairman of the Board, Chief Executive Officer

Marvin Stacy	73	Chief Operating Officer and Director

Ann M. Furlong	54	Secretary and Director

Warren Wankelman	63	Director

Matt Walters	35	Director

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

Section 16 Reporting

No person who, during the year ended December 31, 2006, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during such fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Code of Ethics

In April 2005 the Company adopted a Code of Ethics applying to its executive officers. Such Code of Ethics was filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 10. Executive Compensation.

The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Chief Executive Officer for his services to the Company during the fiscal years ended December 31, 2005 and December 31, 2006. No executive officer of the Company or any other person received total compensation from the Company of $100,000 or more during such fiscal years.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John VanZyll CEO, CFO and Director	12/31/2006 12/31/2005	61,096 58,614	1,581 0	0 0	0 0	0 0	0 0	62,677 58,614

Compensation of Directors

During the fiscal year ended December 31, 2006, no officer or director received any type of compensation from our Company for serving as a director. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 23, 2007 regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person known to us which beneficially owns in excess of five percent of the common stock. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percent of Common Stock Beneficially Owned

Jan Telander	4,724,500	(3)	23.4%

John Van Zyll	7,654,011	(4)	33.7%

EIG Capital, Ltd.	4,175,815	(5)	20.7%

EIG Venture
Capital Ltd.	4,042,565		20.0%

Ann M. Furlong	4,725,811	(4)	20.8%

Marvin Stacy	4,619,055	(4)	20.4%

Warren Wankelman	250,000	(6)	*

Matt Walters	255,000	(6)	*

All Executive Officers and Directors as a Group (five (5) persons)	17,503,877	(7)	62.1%

* Represents less than one percent (1%) of the outstanding shares of our common stock.

(1) Based upon 20,180,867 shares of our common stock issued and outstanding as of March 23, 2007. The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after March 23, 2007. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares.

(2) The business address of each of Jan Telander, EIG Capital, Ltd., EIG Venture Capital, Ltd. and Sofcon, Ltd. is 60 Market Square, Belize City, Belize. The business address of each of the other person listed in the table is 1059 East Tri-County Blvd., Oliver Springs, Tennessee 37840.

(3) Includes all shares beneficially owned by EIG Capital Investments, Ltd., EIG Venture Capital, Ltd. and Sofcon, Ltd. Mr. Telander is President and a director of each of EIG Capital Investments, Ltd., EIG Venture Capital, Ltd. and Sofcon, Ltd.

(4) Includes options to purchase 2,500,000 shares of common stock currently exercisable at $.108 per share.

(5) Includes an aggregate of 133,250 shares owned directly by EIG Capital Investments Ltd. and an aggregate of 4,042,565 shares beneficially owned by EIG Venture Capital Ltd. EIG Capital Ltd. owns all of the outstanding capital stock of each of such entities.

(6) Includes options to purchase 250,000 shares of our common stock currently exercisable at $.108 per share.

(7) Includes options to purchase an aggregate of 8,000,000 shares of our common stock currently exercisable at $.108 per share.

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

10.3
Purchase and Sale Agreement and Escrow Instructions dated as of December 21, 2004 between TN-801 Tri-County, LLC and the Company. Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the “2004 10-KSB”).

10.4
Note for Business and Commercial Loans (Non-Revolving) in the principal amount of $800,000 dated December 21, 2004 from the Company to AmSouth Bank. Incorporated by reference to Exhibit 10.4 to the 2004 10-KSB.

10.5
Note for Business and Commercial Loans (Revolving), dated April 22, 2005 in the principal amount of $100,000 from the Company to AmSouth Bank. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the “2005 10-KSB”).

14.1	Code of Ethics. Incorporated by reference to Exhibit 10.5 to the 2005 10-KSB

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to us for the fiscal years ended December 31, 2006 and December 31, 2005 by Coulter & Justus, P.C. (”C&J”):

	Fiscal Year Ended December 31, 2006		Fiscal Year Ended December 31, 2005

Audit Fees (1)	$40,043		$32,765
Audit Related Fees (2)	$0		$0
Tax Fees (3)	$5,400		$4,605
All Other Fees	$295	(5)	$897	(4)

(1) Consists of fees billed for professional services rendered for the audit of the financial statements of the Company as of December 31, 2006 and December 31, 2005 and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the quarters during such fiscal years.

(2) Consists of fees for services relating to accounting consultation related to the performance of the audit that are not reported as audit fees.

(3) Consists of tax filing and tax related compliance and other advisory services.

(4) Consists of fees for meeting with an investor at request of the Company and annual renewal fee for software provided to the Company.

(5) Represents the annual renewal fee for fixed asset software package provided to the Company.

Our Board of Directors determined that the provision of the above non-audit services was compatible with C&J maintaining its independence.

Pre-Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company’s independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company’s independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to C&J in 2005 and 2006 were pre-approved by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: March 30, 2007

Diversified Product Inspections, Inc.

By:	/s/ John Van Zyll
John Van Zyll Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Van Zyll
John Van Zyll	Chairman of the Board	March 30, 2007

/s/ Marvin Stacy
Marvin Stacy	Chief Operating Officer and Director	March 30, 2007

/s/ Ann M. Furlong
Ann M. Furlong	Secretary and Director	March 30, 2007

/s/ Warren Wankelman
Warren Wankelman	Director	March 30, 2007

/s/ Matt Walters
Matt Walters	Director	March 30, 2007