Form 10QSB
period 2007-03-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2007-05-14
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 11, 2007, there were 20,180,867 shares of common stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-QSB includes forward-looking statements. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Diversified Product Inspections, Inc.

Condensed Balance Sheets

	March 31	December 31
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash	$312,223	$331,793
Accounts receivable, net of reserve for doubtful accounts of $50,000	295,687	286,473
Current portion of deferred income taxes	70,281	70,281
Prepaid expenses and other current assets	1,457	2,914
Total current assets	679,648	691,461

Property and equipment:
Land	150,000	150,000
Building and building improvements	735,318	735,318
Equipment, furniture and fixtures	443,275	432,572
Vehicles	71,512	71,512
	1,400,105	1,389,402
Less accumulated depreciation and amortization	419,320	400,840
Net property and equipment	980,785	988,562

Other assets	5,000	5,000
Deferred income taxes, less current portion	329,842	332,735
Total assets	$1,995,275	$2,017,758
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$34,655	$57,793
Accrued salaries	33,078	21,775
Current portion of deferred revenue	133,333	133,333
Current portion of long-term debt	47,328	45,989
Current portion of capital lease obligation	4,029	3,906
Total current liabilities	252,423	262,796

Deferred revenue, less current portion	21,667	25,000
Long-term debt, less current portion	707,289	719,312
Capital lease obligation, less current portion	1,185	1,882
Total liabilities	982,564	1,008,990

Stockholders’ equity	1,012,711	1,008,768
Total liabilities and stockholders’ equity	$1,995,275	$2,017,758

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Income (Unaudited)

	Three months ended
	March 31
	2007	2006
Revenues	$583,365	$591,335

Operating expenses:
Salaries	317,268	316,114
Depreciation and amortization	18,480	19,078
General and administrative	228,711	170,246
Total operating expenses	564,459	505,438

Operating income	18,906	85,897

Interest expense	12,070	14,048

Income before income taxes	6,836	71,849

Deferred income tax expense	(2,893)	(27,873)

Net income	$3,943	$43,976

Basic and diluted earnings per common share	$0.00	$0.00

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2006	19,634,821	$196,348	$1,958,578	$(1,258,207)	$896,719
Stock issued for services	546,046	5,460	39,258	-	44,718
Net income for 2006	-	-	-	67,331	67,331
Balance at December 31, 2006	20,180,867	201,808	1,997,836	(1,190,876)	1,008,768
Net income for three months ended March 31, 2007	-	-	-	3,943	3,943
Balance at March 31, 2007	20,180,867	$201,808	$1,997,836	$(1,186,933)	$1,012,711

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2007	2006
Operating activities
Net income	$3,943	$43,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,480	19,078
Deferred income tax expense	2,893	27,873
Services paid with stock	-	22,579
Changes in operating assets and liabilities:
Accounts receivable	(9,214)	15,056
Prepaid expenses and other assets	1,457	-
Accounts payable and accrued expenses	(23,138)	(34,123)
Accrued salaries	11,303	9,226
Deferred revenue	(3,333)	-
Net cash provided by operating activities	2,391	103,665

Investing activities
Purchases of property and equipment	(10,703)	(16,500)

Financing activities
Net repayments on line of credit	-	(52,094)
Principal payments on long-term debt and capital lease obligation	(11,258)	(10,655)
Net cash used in financing activities	(11,258)	(62,749)

Net (decrease) increase in cash	(19,570)	24,416

Cash at beginning of period	331,793	196,893
Cash at end of period	$312,223	$221,309
Supplemental disclosure of cash flow information
Cash paid for interest during the period	$12,070	$14,048

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited)

March 31, 2007

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Diversified Products Inspections, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

2. Recent Accounting Pronouncements

During June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company's financial position or results of operations.

3. Employee Stock Options

The Company accounts for its stock options under the recognition and measurement provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”). No options were granted, exercised or retired during the three months ended March 31, 2007.

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited)

4. Commitments and Contingencies

In December 2006, a default judgment was entered against the Company in connection with a lawsuit related to certain investigative reports prepared by the Company. During May 2007, this default judgment was vacated; however, the lawsuit remains viable and pending. A reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded a liability related to this matter.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended
	March 31
	2007	2006
Basic and diluted:
Net income	$3,943	$43,976
Average shares outstanding	20,180,867	19,704,082
Basic and diluted earnings per share	$0.00	$0.00

Item 2. Management`s Discussion and Analysis or Plan of Operation.

Introduction

This Quarterly Report on Form 10-QSB for the period ended March 31, 2007, should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Our revenues remained consistent with only a slight decrease from $591,335 for the three months ended March 31, 2006 to $583,365 for the three-months ended March 31, 2007, or by 1.3%.

Our total operating expenses for the three months ended March 31, 2007 were $564,459, an increase of $59,021, or 11.7% compared to the same period in 2006. Salary expense only increased slightly by $1,154, or 0.4%. However, general and administrative expenses increased by $58,465 or 34.3%, primarily as a result of legal costs associated with the Company's defense in two separate lawsuits more fully described elsewhere in this document.

As a result of the increase in our legal costs, combined with a slight decrease in our revenues, our net income of $43,976 for the three-months ended March 31, 2006 decreased $40,033 to a net income of $3,943 for the three-months ended March 31, 2007.

Financial Position

Our net accounts receivable increased by $9,214 or 3.2%, between December 31, 2006 and March 31, 2007, primarily due to timing of collections on related accounts receivable. Our accounts payable and accrued expenses decreased by $23,138, or 40%, between December 31, 2006 and March 31, 2007, primarily due to timing of payments on related liabilities. Purchases of property and equipment totaling $10,703 in 2007 consist mainly of computer equipment. As a result of these items combined with our year to date net income, our cash balance has decreased by $19,570 between December 31, 2006, and March 31, 2007.

Liquidity and Capital Resources

At March 31, 2007, we had $400,000 available under our $400,000 revolving line of credit. We anticipate that our internal cash flow, supplemented by our revolving credit agreement, will be sufficient to fund operations for the next 12 months. We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Critical Accounting Policies

The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the financial statements and accompanying notes. Item 6. Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 describes these critical accounting policies.

Item 3. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer is also its Chief Accounting Officer and Chief Financial Officer. He is primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-QSB. He has, within 90 days of the filing date of this Quarterly Report, evaluated the Company’s disclosure controls and procedures, as defined in the rules of the SEC, and has determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to him during the period covered by this Quarterly Report.

INTERNAL CONTROLS

To meet his responsibility for financial reporting, the CEO/CFO has established internal controls and procedures which he believes are adequate to provide reasonable assurance that the Company's assets are protected from loss.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the CEO/CFO’s most recent evaluation.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 18, 2006, Donald E. Savard Co. commenced a lawsuit against the Company. The basis of the lawsuit is trade libel, negligence and intentional interference with economic advantage. A default judgment was entered in favor of the plaintiff on December 22, 2006 for $37,500 in general and punitive damages. The judgment was vacated after a hearing held on May 1, 2007, but the lawsuit remains viable and pending. The Company has not recorded a liability related to this matter as of March 31, 2007.

Except as set forth above, during the quarter ended March 31, 2007 and from April 1, 2007 to the date of filing of this Report there have been no material developments in any of the matters discussed in Item 3 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and no other reportable legal proceedings have been commenced by or against the Company.

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

Diversified Product Inspections, Inc. (Registrant)

Date: May 14, 2007	/s/ John Van Zyll
John Van Zyll President, Chief Executive Officer and Chairman (Principal Executive Officer and Principal Accounting Officer)