Form 10QSB
period 2007-06-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2007-08-13
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File number: 0-25429

Diversified Product Inspections, Inc.

(Exact name of small business issuer as
specified in its charter)

Florida	59-3087128
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1059 East Tri-County Blvd.,
Oliver Springs, TN 37840

 (Address of principal executive offices)

(865) 482-8480

 (Issuer`s telephone number)

Not applicable

 (Former name, former address, and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

   As of August 9, 2007, there were 20,180,867 shares of common stock, $0.01 par value, issued and outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Diversified Product Inspections, Inc.

Condensed Balance Sheets

	June 30 2007	December 31 2006
	(Unaudited)
Assets
Current assets:
Cash	$271,130	$331,793
Accounts receivable, net of reserve for doubtful accounts of $50,000	336,627	286,473
Current portion of deferred income taxes	70,281	70,281
Prepaid expenses and other current assets	16,000	2,914
Total current assets	694,038	691,461

Property and equipment:
Land	150,000	150,000
Building and building improvements	735,318	735,318
Equipment, furniture and fixtures	449,473	432,572
Vehicles	71,512	71,512
	1,406,303	1,389,402
Less accumulated depreciation and amortization	436,882	400,840
Net property and equipment	969,421	988,562

Other assets	5,000	5,000
Deferred income taxes, less current portion	329,568	332,735
Total assets	$1,998,027	$2,017,758

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$61,473	$57,793
Accrued salaries	23,629	21,775
Current portion of deferred revenue	133,333	133,333
Current portion of long-term debt	47,469	45,989
Current portion of capital lease obligation	3,988	3,906
Total current liabilities	269,892	262,796

Deferred revenue, less current portion	18,334	25,000
Long-term debt, less current portion	696,281	719,312
Capital lease obligation, less current portion	–	1,882
Total liabilities	984,507	1,008,990

Stockholders’ equity	1,013,520	1,008,768
Total liabilities and stockholders’ equity	$1,998,027	$2,017,758

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Revenues	$629,639	$509,399	$1,213,004	$1,100,734

Operating expenses:
Salaries	343,517	319,254	660,785	635,368
Depreciation and amortization	17,562	19,396	36,042	38,474
General and administrative	254,513	157,169	483,224	327,415
Total operating expenses	615,592	495,819	1,180,051	1,001,257

Operating income	14,047	13,580	32,953	99,477

Other expenses:
Interest	12,964	13,257	25,034	27,305
Settlement of lawsuit	–	55,000	–	55,000
Total other expenses	12,964	68,257	25,034	82,305

Income (loss) before income taxes	1,083	(54,677)	7,919	17,172

Deferred income tax (expense) benefit	(274)	22,592	(3,167)	(5,281)
Net income (loss)	$809	$(32,085)	$4,752	$11,891
Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2006	19,634,821	$196,348	$1,958,578	$(1,258,207)	$896,719
Stock issued for services	546,046	5,460	39,258	-	44,718
Net income for 2006	-	-	-	67,331	67,331
Balance at December 31, 2006	20,180,867	201,808	1,997,836	(1,190,876)	1,008,768
Net income for six months ended June 30, 2007	-	-	-	4,752	4,752
Balance at June 30, 2007	20,180,867	$201,808	$1,997,836	$(1,186,124)	$1,013,520

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three months ended June 30
	2007	2006

Operating activities
Net income	$4,752	$11,891
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	36,042	38,474
Deferred income tax expense	3,167	5,281
Services paid with stock	–	44,718
Changes in operating assets and liabilities:
Accounts receivable	(50,154)	12,253
Prepaid expenses and other assets	(13,086)	(6,328)
Accounts payable and accrued expenses	3,680	34,783
Accrued salaries	1,854	4,572
Deferred revenue	(6,666)	–
Net cash (used in) provided by operating activities	(20,411)	145,644

Investing activities
Purchases of property and equipment	(16,901)	(19,928)

Financing activities
Net repayments on line of credit	–	(46,266)
Principal payments on long-term debt and capital lease obligation	(23,351)	(21,526)
Net cash used in financing activities	(23,351)	(67,792)

Net (decrease) increase in cash	(60,663)	57,924

Cash at beginning of period	331,793	196,893
Cash at end of period	$271,130	$254,817

Supplemental disclosure of cash flow information

Cash paid for interest during the period	$25,034	$27,305

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2007

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Diversified Products Inspections, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

3. Employee Stock Options

The Company accounts for its stock options under the recognition and measurement provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”). No options were granted, exercised or retired during the six months ended June 30, 2007.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Basic and diluted:
Net income (loss)	$809	$(32,085)	$4,752	$11,891
Average shares outstanding	20,180,867	19,979,115	20,180,867	19,831,560
Basic and diluted earnings (loss) per share	$0.00	$0.00	$0.00	$0.00

Item 2. Management`s Discussion and Analysis or Plan of Operation.

Introduction

This Quarterly Report on Form 10-QSB for the period ended June 30, 2007, should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

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

Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Our revenues increased from $1,100,734 for the six months ended June 30, 2006 to $1,213,004 for the six months ended June 30, 2007, or by 10.2% due to increases in level II and III inspections over the same period in 2006 and use agreement revenue which was not present in 2006.

Our total operating expenses for the six months ended June 30, 2007 were $1,180,051, an increase of $178,794, or 17.9% compared to the same period in 2006. Salary expense increased by $25,417, or 4.0%, to support increased revenue levels. However, general and administrative expenses increased by $155,809 or 47.6%, primarily as a result of legal costs associated with our defense in two separate lawsuits more fully described elsewhere in this document.

As a result of the increased legal costs, which offset the increased revenues, our net income of $4,752 for the six months ended June 30, 2007 is comparable to our net income of $11,891 for the six months ended June 30, 2006.

Financial Position

Our net accounts receivable increased by $50,154 or 17.5%, between December 31, 2006 and June 30, 2007, primarily due to timing of collections on related accounts receivable. Our accounts payable and accrued expenses increased by $3,680, or 6.4%, between December 31, 2006 and June 30, 2007, primarily due to timing of payments on related liabilities. Purchases of property and equipment totaling $16,901 in 2007 consist mainly of computer equipment. As a result of these items combined with our year to date net income, our cash balance has decreased by $60,663 between December 31, 2006, and June 30, 2007.

Liquidity and Capital Resources

At June 30, 2007, we had $400,000 available under our $400,000 revolving line of credit. We anticipate that our internal cash flow, supplemented by our revolving credit agreement, will be sufficient to fund operations for the next 12 months. We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

On August 18, 2006, Donald E. Savard Co. commenced a lawsuit against the Company. The basis of the lawsuit is trade libel, negligence and intentional interference with economic advantage. A default judgment was entered in favor of the plaintiff on December 22, 2006 for $37,500 in general and punitive damages. The judgment was vacated after a hearing held on May 1, 2007, but the lawsuit remains viable and pending. The Company has not recorded a liability related to this matter as of June 30, 2007.

Except as set forth above, during the quarter ended June 30, 2007 and from July 1, 2007 to the date of filing of this Report there have been no material developments in any of the matters discussed in Item 3 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and no other reportable legal proceedings have been commenced by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits.

31.1 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Product Inspections, Inc.
(Registrant)

Date: August 10, 2007	/s/ John Van Zyll John Van Zyll
President, Chief Executive Officer and Chairman
(Principal Executive Officer and
Principal Accounting Officer)