Form 10QSB
period 2007-09-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2007-11-13
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

   As of November 8, 2007, there were 20,105,867 shares of common stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INDEX TO FORM 10-QSB
		PAGE

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Statements of Income (Unaudited) for the three and nine months ended September 30, 2007 and 2006	4

	Condensed Statements of Stockholders’ Equity (Unaudited) for the year ended December 31, 2006 and the nine months ended September 30, 2007	5

	Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2007 and 2006	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2	Management's Discussion and Analysis or Plan of Operation	10

Item 3	Controls and Procedures	11

PART II	OTHER INFORMATION	11

SIGNATURES		12

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Diversified Product Inspections, Inc.

Condensed Balance Sheets

	September 30 2007	December 31 2006
	(Unaudited)
Assets
Current assets:
Cash	$278,676	$331,793
Accounts receivable, net of reserve for doubtful accounts of $70,000 and $50,000, respectively	348,450	286,473
Current portion of deferred income taxes	73,160	70,281
Prepaid expenses and other current assets	23,402	2,914
Total current assets	723,688	691,461

Property and equipment:
Land	150,000	150,000
Building and building improvements	735,318	735,318
Equipment, furniture and fixtures	459,048	432,572
Vehicles	129,117	71,512
	1,473,483	1,389,402
Less accumulated depreciation and amortization	453,749	400,840
Net property and equipment	1,019,734	988,562

Other assets	5,000	5,000
Deferred income taxes, less current portion	304,332	332,735
Total assets	$2,052,754	$2,017,758

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$73,318	$57,793
Accrued salaries	23,835	21,775
Current portion of deferred revenue	120,852	133,333
Current portion of long-term debt	51,160	45,989
Current portion of capital lease obligation	2,995	3,906
Total current liabilities	272,160	262,796

Deferred revenue, less current portion	-	25,000
Long-term debt, less current portion	728,776	719,312
Capital lease obligation, less current portion	-	1,882
Total liabilities	1,000,936	1,008,990

Stockholders’ equity	1,051,818	1,008,768
Total liabilities and stockholders’ equity	$2,052,754	$2,017,758

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Income (Unaudited)

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006

Revenues	$681,000	$529,928	$1,894,004	$1,630,662

Operating expenses:
Salaries	374,051	296,655	1,034,836	932,023
Depreciation and amortization	16,867	18,507	52,909	56,981
General and administrative	217,662	188,554	700,886	515,969
Total operating expenses	608,580	503,716	1,788,631	1,504,973

Operating income	72,420	26,212	105,373	125,689

Other expenses:
Interest	11,765	12,683	36,799	39,988
Settlement of lawsuit	-	-	-	55,000
Total other expenses	11,765	12,683	36,799	94,988

Income before income taxes	60,655	13,529	68,574	30,701

Deferred income tax expense	(22,357)	(5,991)	(25,524)	(11,272)

Net income	$38,298	$7,538	$43,050	$19,429

Basic and diluted earnings per common share	$0.00	$0.00	$0.00	$0.00

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2006	19,634,821	$196,348	$1,958,578	$(1,258,207)	$896,719
Stock issued for services	546,046	5,460	39,258	-	44,718
Net income for 2006	-	-	-	67,331	67,331
Balance at December 31, 2006	20,180,867	201,808	1,997,836	(1,190,876)	1,008,768
Net income for nine months ended September 30, 2007	-	-	-	43,050	43,050
Retired Stock	(75,000)	(750)	750	-	-
Balance at September 30, 2007	20,105,867	$201,058	$1,998,586	$(1,147,826)	$1,051,818

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2007	2006

Operating activities
Net income	$43,050	$19,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,909	56,981
Provision for bad debts	20,000	25,000
Deferred income tax expense	25,524	11,272
Services paid with stock	-	44,718
Changes in operating assets and liabilities:
Accounts receivable	(81,977)	(10,554)
Prepaid expenses and other assets	(20,488)	(3,431)
Accounts payable and accrued expenses	15,525	(4,443)
Accrued salaries	2,060	(2,737)
Deferred revenue	(37,481)	41,667
Net cash provided by operating activities	19,122	177,902

Investing activities
Purchases of property and equipment	(84,081)	(29,802)

Financing activities
Net repayments on line of credit	-	(49,266)
Proceeds from long-term debt	56,513	-
Principal payments on long-term debt and capital lease obligation	(44,671)	(32,618)
Net cash provided by (used in) financing activities	11,842	(81,884)

Net (decrease) increase in cash	(53,117)	66,216

Cash at beginning of period	331,793	196,893
Cash at end of period	$278,676	$263,109

Supplemental disclosure of cash flow information

Cash paid for interest during the period	$36,799	$39,988

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited)

September 30, 2007

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Diversified Products Inspections, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

3. Long-term Debt

During the quarter ended September 30, 2007, the Company borrowed $56,513 from a bank to purchase certain equipment. The loan is evidenced by a promissory note which is payable in 60 monthly installments of $1,142 commencing on October 18, 2007 and bears interest at the annual rate of 7.75%. The note is collateralized by equipment with a carrying value of approximately $57,600 and is also secured by the personal guarantees of certain members of the Company’s board of directors.

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited)

4. Employee Stock Options

The Company accounts for its stock options under the recognition and measurement provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”). No options were granted, exercised or retired during the nine months ended September 30, 2007.

5. Use Agreement

During the quarter ended September 30, 2007, the user terminated the Company’s use agreement within the terms of the agreement. As a result of the termination, the Company recognized an additional $22,482 of use agreement revenue during the quarter ended September 30, 2007.

6. Commitments and Contingencies

In December 2006, a default judgment was entered against the Company in connection with a lawsuit related to certain investigative reports prepared by the Company. During May 2007, this default judgment was vacated; however, the lawsuit remains viable and pending. A reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded a liability related to this matter

During 2006, the Company was also named, along with its three largest shareholders, as a defendant in a lawsuit from certain related investment companies that are also shareholders of the Company. The lawsuit alleges, among other things, the defendants violated certain securities laws, misrepresented facts and breached certain contracts and fiduciary duties. A reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded a liability related to this matter.

7. Earnings per Share

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

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited)

7. Earnings per Share (continued)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Basic and diluted:
Net income	$38,298	$7,538	$43,050	$19,429
Average shares outstanding	20,162,117	20,180,867	20,173,367	19,936,352
Basic and diluted earnings per share	$0.00	$0.00	$0.00	$0.00

8. Subsequent Events

Subsequent to September 30, 2007, the Company sold 2.15 acres of vacant land to an unrelated third party for $200,000 and recognized a gain of approximately $146,000.

The Company also paid bonuses totaling approximately $111,000 to certain management who are also members of the Company’s board of directors.

Item 2. Management`s Discussion and Analysis or Plan of Operation.

Introduction

This Quarterly Report on Form 10-QSB for the period ended September 30, 2007, should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

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

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Our revenues increased from $1,630,662 for the nine months ended September 30, 2006 to $1,894,004 for the nine months ended September 30, 2007, or by 16.1% due to increases in level II and III inspections over the same period in 2006 and additional use agreement revenue recognized in 2007.

Our total operating expenses for the nine months ended September 30, 2007 were $1,788,631, an increase of $283,658, or 18.8% compared to the same period in 2006. Salary expense increased by $102,813, or 11.0%, to support increased revenue levels. However, general and administrative expenses increased by $184,917 or 35.8%, primarily as a result of legal costs associated with our defense in two separate lawsuits more fully described elsewhere in this document.

As a result of the increased revenue, offset somewhat by increased legal costs, our net income of $43,050 for the nine months ended September 30, 2007, increased compared to our net income of $19,429 for the nine months ended September 30, 2006.

Financial Position

Our net accounts receivable increased by $61,977 or 21.6%, between December 31, 2006 and September 30, 2007, primarily due to increased revenues and timing of collections on related accounts receivable. Our accounts payable and accrued expenses increased by $15,525, or 26.9%, between December 31, 2006 and September 30, 2007, primarily due to timing of payments on related liabilities. Purchases of property and equipment totaling $84,081 in 2007 consist mainly of a vehicle and computer equipment, of which, $56,513 was purchased through the issuance of new debt. As a result of these items combined with our year to date net income, our cash balance decreased $53,117 between December 31, 2006, and September 30, 2007.

Liquidity and Capital Resources

At September 30, 2007, we had $400,000 available under our $400,000 revolving line of credit. We anticipate that our internal cash flow, supplemented by our revolving credit agreement, will be sufficient to fund operations for the next 12 months. We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 18, 2006, Donald E. Savard Co. commenced a lawsuit against the Company. The basis of the lawsuit is trade libel, negligence and intentional interference with economic advantage. A default judgment was entered in favor of the plaintiff on December 22, 2006 for $37,500 in general and punitive damages. The judgment was vacated after a hearing held on May 1, 2007, but the lawsuit remains viable and pending. The Company has not recorded a liability related to this matter as of September 30, 2007.

During the quarter ended September 30, 2007 and from October 1, 2007 to the date of filing of this Report there have been no material developments in any of the matters discussed in Item 3 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and no other reportable legal proceedings have been commenced by or against the Company.

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

Diversified Product Inspections, Inc.
(Registrant)

Date: November 12, 2007	/s/ John Van Zyll
John Van Zyll President, Chief Executive Officer and Chairman (Principal Executive Officer and Principal Accounting Officer)