Form 10KSB
period 2007-12-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2008-03-31
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

Commission file Number 0-25429

DIVERSIFIED PRODUCT INSPECTIONS, INC.
(Name of small business issuer in its charter)

Florida	59-3087128
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1059 East Tri-County Blvd., Oliver Springs, TN	37840
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (865) 482-8480

Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of exchange on
Title of each class	which registered
None	None

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

   State issuer's revenues for its most recent fiscal year: $2,521,401

   The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of March 19, 2008 ($0.035) was $205,012. For purposes of the computation we consider all directors and holders of 10% or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of March 19, 2008 was 5,857,490.

   As of March 19, 2008, there were 20,105,867 shares of common stock, $0.01 par value, issued and outstanding.

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

We currently provide investigative services for over 2,200 insurance adjusters in more than 40 states. At the present time we do not have any contractual agreements with any particular insurance company. Our services are provided on a case by case per their requests. Assignments are provided to us by the individual insurance adjusters who are directed to use our services by their management.

We employ ten (10) state-licensed private investigators who are trained as "Cause and Origin" investigators, two apprentice private investigators who are not yet state-licensed, ten (10) laboratory technicians (3 of whom are state-licensed private investigators) and one engineer. We also have retained five people who provide us with engineering services on a part-time consulting basis. Also, we offer pre-failure evaluations of structures, building materials and appliances.

Since 1994, we have been concentrating almost exclusively on defective product investigations and we have accumulated a database of known defective products. Our current database has key identifiers for over 300,000 products, a library of over 380,000 35mm photographs, 430,000 digital photographs and other documentation along with hundreds of videos. Generally, we conduct an on-site forensic investigation to identify the products and materials involved in a claim loss and to determine the cause of the failure. For smaller items, we provide insurance adjusters with evidence collection kits and have the items shipped to our laboratories for testing. Also, we provide in-depth indoor air quality analysis to determine airborne contaminants that may be the causes of "sick" buildings.

A crucial element of a subrogation claim is the maintenance of "chain of custody" of the defective item. We maintain secure facilities and our personnel are trained in procedures for the proper handling, storing and cataloging of the evidence so that it is available at time of trial.

Marketing

We market our product by sponsoring seminars to over 151 insurance companies and through our website located at dpi-inc.com. Our website provides information for consumers, the insurance industry and manufacturers. We provide our seminars at the offices of numerous insurance companies located throughout the United States. Our seminar presentations are geared towards insurance claim adjusters and our seminars include information about our company and information teaching the adjusters how to locate and obtain faulty defective items, which have created damage to the insured's residence. Our seminars also teach the adjusters how to best secure a particular item for inspection to be conducted by our company. At the time of the seminar training, the adjusters are equipped with an adjusters use kit. This kit contains an instruction booklet on how to use our services and it also contains the necessary materials for shipping pieces of evidence involved in claims, to our Tennessee location.

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

Subrogation Claims and Other Investigations

Below are samples of some of the actual cases in which our investigations enabled the client to be successful in their subrogation claim.

2007

•	We conducted an investigation on a high rise medical facility with severe roof leaks, which were the result of improper construction.

•
We extended our services to include several cases involving medical device manufacturers. One of these cases involved a full leg brace being used by a polio victim where the leg brace collapsed, resulting in a broken leg to the user. Another case involved the metal fracture of an artificial knee implant during normal use with the result that the implant had to be replaced. In both of these cases we provided research, engineering analysis and photo documentation; both cases are still pending,

•	The semi-truck axel claim law suit described in the first bullet point under 2006 was brought to a satisfactory conclusion.

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

Sale of Land

On October 11, 2007 we sold 2.15 acres of vacant land located at 1059 East Tri-County Blvd., Oliver Springs, Tennessee 37840 to an individual for $200,000. We recorded a gain of approximately $146,250 on the sale. The proceeds of the sale were used to reduce our indebtedness, purchase equipment, including a back-up generator for our computer room, upgrade our computer systems and pay legal fees.

Intellectual Property

    We currently hold a federal trademark registration from the United States Patent and Trademark Office (Reg. No: 2206610) for our Diversified Products Inspections, Inc. logo. We also maintain a registered domain name for our Internet Web site located at http://www.dpi-inc.com and http://www.homechecksafety.com.

Recent Activities

On December 30, 2004, we entered into a joint venture agreement with two other companies to form Vulnerability Assessment Group (“VAG”). We have a one-third interest in VAG. The purpose of VAG is to provide comprehensive assessment plans to individuals, businesses, industries, organizations and institutions of their vulnerability to terrorism, external or internal sabotage, employee assessment and safety, product safety and chemical and biological safety. As of December 31, 2007, VAG had no significant operations and the Company had incurred no significant costs related to VAG. We intend to dissolve VAG.

Employees

    As of March 14, 2008, we have approximately 33 full time employees. - We have never experienced a work stoppage and we believe that our employee relations are good. Our success depends to a large extent upon the continued services of our key managerial employees and investigators. The loss of such personnel could have a material adverse effect on our business and our results of operations.

Transfer agent

 Our transfer agent is Interwest Transfer Co., 1981 East Murray Holloday Road, Suite 100,, Salt Lake City, Utah 84117.

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

As of March 19, 2008, we had 20,105,867 shares of our common stock issued and outstanding. Certain of such shares were restricted as to resale under the United States securities laws.. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of our common stock.

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

Item 3. Legal Proceedings.

On August 18, 2006, Donald E. Savard Co. commenced a lawsuit against the Company. The basis of the lawsuit is trade libel, negligence and intentional interference with economic advantage. Judgment was entered in favor of the plaintiff on December 22, 2006 for $37,500 in general and punitive damages. The judgment was vacated after a hearing held on May 1, 2007. During March 2008, the Company and the plaintiff reached a tentative settlement on the lawsuit for $30,000. Accordingly, the Company has recorded a liability related to this matter as of December 31, 2007.

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

During March 2008, the Company reached a tentative settlement on an outstanding lawsuit related to certain investigative reports prepared by the Company for $30,000. Accordingly, the Company has recorded a liability related to this matter as of December 31, 2007.

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

	Common Stock
	High Bid	Low Bid

First Quarter 2006	$0.086	$0.071
Second Quarter 2006	$0.11	$0.06
Third Quarter 2006	$.086	$0.0515
Fourth Quarter 2006	$0.048	$0.047

First Quarter 2007	$0.05	$0.03
Second Quarter 2007	$0.09	$0.041
Third Quarter 2007	$0.041	$0.035
Fourth Quarter 2007	$0.06	$0.032

Security Holders

   At March 19, 2008 there were 20,105,867 shares our common stock outstanding which were held by 529 stockholders of record.

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

Recent Sales of Unregistered Securities

There were no issuances or repurchases by the Company of equity securities of the Company during the year ended December 31, 2007.

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

•
Stock Options - The Company accounts for its stock options under the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation costs recognized include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

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

Results of Operations for the Fiscal Year Ended December 31, 2007 as Compared to the Fiscal Year Ended December 31, 2006

Our revenues for 2007 increased $233,679 or 10.2% to $2,521,401 from $2,287,722 in 2006. This increase reflects the continuance of increased sales levels that started in the last half of 2005. The increases were due to our performing more engineering investigations.

Our total operating expenses for 2007 were $2,512,710, an increase of $462,438 or 22.6% compared to the same period in 2006. Our salary expense increased by $302,404, or 24.3%, primarily due to the payment of management and employee bonuses (timed with the sale of land discussed below) and additional personnel to support our increased revenue levels in 2007. Professional fees increased by $108,534 or 71.0%, primarily due to legal fees associated with our defense in two lawsuits more fully discussed elsewhere herein.

Other income and expense variances are mainly due to a $146,250 gain on the sale of 2.15 acres of vacant land in 2007, along with the tentative settlement of a lawsuit for $30,000 in 2008 that we recorded a liability for in 2007. During 2006 we had lawsuit settlement expense of $55,000 related to an early termination of our prior lease commitment.

Net income for 2007 was $44,750 or less than $0.01 per share compared to a 2006 net income of $67,331 or less than $0.01 per share mainly reflecting our 2007 decrease in operating income offset by our gain on sale of real estate.

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

Liquidity and Capital Resources

During 2007, our cash increased by $130,649 mainly due to the sale of land. We believe we have sufficient cash provided by ongoing operating activities to meet our on future operating needs.

Investing and financing activities for 2007 reflect purchases of equipment totaling $95,206, new borrowings of $56,513 and payments totaling $56,862 on our long-term debt and capital lease. At December 31, 2007, all $400,000 is available under our line of credit.

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

Years ended December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Diversified Product Inspections, Inc.

We have audited the accompanying balance sheets of Diversified Product Inspections, Inc. (the “Company”), as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Product Inspections, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Coulter & Justus, P.C.

Knoxville, Tennessee
March 25, 2008

Diversified Product Inspections, Inc.
Balance Sheets

	December 31
	2007	2006

Assets
Current assets:
Cash	$462,442	$331,793
Accounts receivable, net of reserve for doubtful accounts of $50,000 in 2007 and 2006	276,482	286,473
Current portion of deferred income taxes	79,343	70,281
Prepaid expenses and other current assets	18,655	2,914
Total current assets	836,922	691,461

Property and equipment:
Land	96,250	150,000
Building and building improvements	735,318	735,318
Equipment, furniture and fixtures	402,058	432,572
Vehicles	132,949	71,512
	1,366,575	1,389,402
Less accumulated depreciation and amortization	409,700	400,840
Net property and equipment	956,875	988,562

Other assets	5,000	5,000
Deferred income taxes, less current portion	289,667	332,735

Total assets	$2,088,464	$2,017,758

	December 31
	2007	2006

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$74,682	$57,793
Accrued salaries	28,783	21,775
Accrued income taxes	3,741	-
Accrual for settlement of lawsuit	30,000	-
Current portion of deferred revenue	127,000	133,333
Current portion of long-term debt	52,626	45,989
Current portion of capital lease obligations	1,933	3,906
Total current liabilities	318,765	262,796

Deferred revenue, less current portion	-	25,000
Long-term debt, less current portion	716,181	719,312
Capital lease obligations, less current portion	-	1,882
Total liabilities	1,034,946	1,008,990

Stockholders’ equity:
Common stock: Par value--$0.01 per share Authorized shares--50,000,000
Issued and outstanding shares--20,105,867 in 2007 and 20,180,867 in 2006	201,058	201,808
Additional paid-in capital	1,998,586	1,997,836
Accumulated deficit	(1,146,126)	(1,190,876)
Net stockholders’ equity	1,053,518	1,008,768

Total liabilities and stockholders’ equity	$2,088,464	$2,017,758

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Statements of Income

	Year ended December 31
	2007	2006

Revenues:
Inspections	$2,147,771	$1,934,436
Storage fees	291,463	316,619
Use agreement	82,167	36,667
Total revenues	2,521,401	2,287,722

Operating expenses:
Salaries and related benefits	1,545,390	1,242,986
Professional fees	261,356	152,822
Shipping and handling costs	158,714	156,194
Depreciation and amortization	73,143	75,732
Other general and administrative	474,107	422,538
Total operating expenses	2,512,710	2,050,272
Operating income	8,691	237,450

Other income (expense):
Interest expense	(49,944)	(53,116)
Rent income	7,500	-
Gain on sale of land	146,250	-
Settlement of lawsuit	(30,000)	(55,000)
Total other income (expense)	73,806	(108,116)

Income before income taxes	82,497	129,334

Income tax expense:
Current state income taxes	3,741	-
Deferred income taxes	34,006	62,003
Total income tax expense	37,747	62,003
Net income	$44,750	$67,331

Earnings per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Statements of Stockholders’ Equity

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Stockholders’ Equity

Balance at January 1, 2006	19,634,821	$196,348	$1,958,578	$(1,258,207)	$896,719
Stock issued for services	546,046	5,460	39,258	-	44,718
Net income for 2006	-	-	-	67,331	67,331
Balance at December 31, 2006	20,180,867	201,808	1,997,836	(1,190,876)	1,008,768
Retired stock	(75,000)	(750)	750	-	-
Net income for 2007	-	-	-	44,750	44,750
Balance at December 31, 2007	20,105,867	$201,058	$1,998,586	$(1,146,126)	$1,053,518

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Statements of Cash Flows

	Year ended December 31
	2007	2006
Operating activities
Net income	$44,750	$67,331
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax expense	34,006	62,003
Provision for bad debts	-	25,000
Stock issued for services	-	44,718
Depreciation	69,591	72,180
Amortization	3,552	3,552
Gain on sale of land	(146,250)	-
Changes in operating assets and liabilities:
Accounts receivable	9,991	(32,388)
Prepaid expenses and other assets	(15,741)	(1,974)
Accounts payable and accrued expenses	16,889	(9,381)
Accrued salaries	7,008	672
Accrued income taxes	3,741	-
Accrual for settlement of lawsuit	30,000	-
Deferred revenue	(31,333)	28,333
Net cash provided by operating activities	26,204	260,046

Investing activities
Proceeds from sale of land	200,000	-
Purchases of property and equipment	(95,206)	(29,801)
Net cash provided by (used in) investing activities	104,794	(29,801)

Financing activities
Proceeds from long-term debt	56,513	-
Net payments on line of credit	-	(52,094)
Principal payments on long-term debt and capital lease obligations	(56,862)	(43,251)
Net cash used in financing activities	(349)	(95,345)

Net increase in cash	130,649	134,900

Cash at beginning of year	331,793	196,893
Cash at end of year	$462,442	$331,793

Supplemental disclosures of cash flow information
Cash paid for interest	$49,944	$53,116

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Notes to Financial Statements

December 31, 2007

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

Major Customers and Credit Concentration

The Company’s largest customers are national insurance customers. Revenues from the Company’s largest individual customers accounted for approximately 17% and 14% in 2007 and approximately 17%, 11% and 10% in 2006 of total revenues.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $16,697 in 2007 and $10,381 in 2006.

Accounts Receivable

Three customers account for 13% each of total accounts receivable at December 31, 2007 and two customers accounted for 12% and 11% of total accounts receivable at December 31, 2006. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support customer receivables. The Company charges accounts to bad debt expense as they are determined to be uncollectible based upon a review of aging and collections. Credit losses, when realized, have been within the range of the Company’s expectations and, historically, have not been significant.

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

Stock Options

The Company accounts for its stock options under the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation costs recognized include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

The Company had no compensation costs related to stock options for either 2007 or 2006.

Income Taxes

During June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed by FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. Management does not believe that the Company has any uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the Company financial statements. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provision.

The Company files federal and state income tax returns. The Company’s major tax jurisdictions in which it files income tax returns include federal (United States of America) and the state of Tennessee. The tax years that remain subject to examination for the Company’s major tax jurisdictions at December 31, 2007 include 2004 through 2007.

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

2.  Line of Credit and Long-Term Debt

Under the terms of the Company’s $400,000 line of credit agreement with a financial institution, any borrowings bear interest at the financial institution’s prime rate (7.25% at December 31, 2007) and is secured by the Company’s land and building. This line of credit is due on demand. At December 31, 2007, the Company had $400,000 available under this agreement.

Long-term debt is summarized as follows as of December 31:

	2007	2006
Note payable, secured by land and a building, due in monthly installments of $6,751 through May 2010, including interest at 6%, with the remaining balance due June 2010	$714,639	$751,055
Note payable, secured by a vehicle, due in monthly installments of $1,142, including interest at 7.75%, through September 2012	54,168	-
Other notes payable	-	14,246
	768,807	765,301
Less portion classified as current	52,626	45,989
Long-term portion	$716,181	$719,312

Land and building securing the line of credit and note payable has a carrying amount of $776,576 and a vehicle securing a note payable has a carrying amount of $58,429 at December 31, 2007.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

2.  Line of Credit and Long-Term Debt (continued)

Aggregate maturities of the Company’s long-term debt as of December 31, 2007, are as follows:

2008	$52,626
2009	52,433
2010	641,407
2011	12,390
2012	9,951
$768,807

3. Lease

The Company leases certain office space at its main office to a tenant who also serves as the Company’s general counsel. The agreement requires monthly rental payments of $2,500 through October 2010. The lessee has two additional three-year extension options at the original rental rate adjusted for inflation as defined in the agreement.

Future minimum lease payments to be received under this agreement at December 31, 2007 are as follows:

2008	$30,000
2009	30,000
2010	22,500
Total	$82,500

4. Concentration of Risk

Periodically, the Company has cash on deposits with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) limits. Balances in excess of the insurance limits are subject to the risk the financial institution will not pay upon demand. At December 31, 2007, the Company’s balances on hand with financial institutions exceed the FDIC coverage by approximately $266,000.

5. Use Agreement

In 2006, the Company entered into a use agreement whereby the user is allowed exclusive use of certain research data of the Company on product failure or failure patterns and quarterly updates of such data. The use agreement called for an initial payment of $50,000 and monthly payments of $5,000 beginning September 1, 2006, and continuing over the term of the agreement. In August 2007, the user terminated the use agreement within the terms of the agreement. As a result of the termination, the Company recognized an additional $22,482 of use agreement revenue. The Company had revenues of $82,167 in 2007 and $36,667 in 2006 related to this agreement.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

6. Income Taxes

For tax purposes the Company has federal net operating loss (“NOL”) carryovers which are available to offset future taxable income. These NOL carryovers expire as follows:

Year	Year of	NOL
Generated	Expiration	Carryover

1999	2019	$33,738
2000	2020	108,786
2001	2021	88,508
2002	2022	114,597
2004	2024	53,238
2005	2025	89,993
		$488,860

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31:

	2007	2006

Deferred tax assets:
NOL carryovers	$167,122	$203,813
Deferred revenue	48,628	60,626
Expenses not currently deductible	138,966	138,966
Accrued legal settlement	11,487	-
Reserve for doubtful accounts	19,145	19,145
Other	523	523
Total deferred tax assets	385,871	423,073
Deferred tax liability - tax over book depreciation	(16,861)	(20,057)
Net deferred tax assets (including $79,343 in 2007 and $70,281 in 2006 classified as current)	$369,010	$403,016

The reconciliation of income tax expense attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit recorded is as follows for the years ended December 31:

	2007	2006

Income tax expense at U.S. statutory rates of 34%	$28,049	$43,974
Effect of permanent differences	3,630	1,832
State income taxes	3,741	-
Other	2,327	16,197
	$37,747	$62,003

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

7. Employee Stock Options

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

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding at beginning of year	8,000,000	$0.11	8,002,000	$0.11
Forfeited	-	-	(2,000)	-
Outstanding at end of year	8,000,000	$0.11	8,000,000	$0.11

Exercisable at end of year	8,000,000		8,000,000

The exercise price for all options outstanding as of December 31, 2007, is $0.11. As a result of the employee stock options discussed above, the Company has reserved 8,000,000 shares of common stock for future issuance.

8. Earnings Per Share Data

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2007	2006
Basic and diluted:
Net income	$44,750	$67,331
Average shares outstanding	20,157,790	19,992,779
Basic and diluted earnings per share	$0.00	$0.00

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

9. Commitments and Contingencies

During March 2008, the Company reached a tentative settlement on an outstanding lawsuit related to certain investigative reports prepared by the Company for $30,000. Accordingly, the Company has recorded a liability related to this matter as of December 31, 2007.

During 2006, the Company was named, along with its three largest shareholders, as a defendant in a lawsuit from certain related investment companies that are also shareholders of the Company. The lawsuit alleges, among other things, the defendants violated certain securities laws, misrepresented facts and breached certain contracts and fiduciary duties. A reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly; the Company has not recorded a liability related to this matter.

During 2006, the Company settled a lawsuit with a lessor regarding the early termination of a lease agreement for $55,000.

10. Joint Venture

On December 30, 2004, the Company entered into a joint venture agreement with two other companies to form Vulnerability Assessment Group (“VAG”). The Company has a one-third interest in VAG. The purpose of VAG is to provide comprehensive assessment plans to individuals, businesses, industries, organizations and institutions of their vulnerability to terrorism, external or internal sabotage, employee assessment and safety, product safety and chemical and biological safety. As of December 31, 2007, VAG had no significant operations and the Company had incurred no significant costs related to VAG.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 8A(T). Controls and Procedures.

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

 In connection with this report, John Van Zyll, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation he concluded that our disclosure controls and procedures were not effective in alerting him in a timely manner to information relating to the Company required to be disclosed in this report. In the future, the Company intends to more frequently engage external assistance, implement additional control procedures and as finances allow, hire sufficient accounting staff.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

 (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on its evaluation of our disclosure controls and procedures, our management has concluded that during the period covered by this report, such disclosure controls and procedures were not effective and there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness mainly relates to the lack of accounting staff that results in a lack of segregation of duties and the absence of accounting technical expertise necessary to maintain an effective internal control over financial reporting including preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit, and we do not have an audit committee.

In order to mitigate this material weakness to the fullest extent possible, the Company currently engages external assistance in the recording of certain transactions and the preparation of all financial reports included in our quarterly and annual financial statements. In the future, the Company intends to more frequently engage external assistance, implement additional control procedures and as finances allow, hire sufficient accounting staff. Management believes these actions, once fully implemented, will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

   This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Item 8B. Other Information

Reports on Form 8-K.

During the period commencing the last quarter of the period covered by this Report until the date of filing of this Report, the Company was not required to, and did not, file any Current Reports on Form 8-K.

PART III

Item 9. Directors,Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a) Identity of our current directors and executive officers.

Name	Age	Positions with the Company

John Van Zyll	67	Chairman of the Board, Chief Executive Officer

Marvin Stacy	74	Chief Operating Officer and Director

Ann M. Furlong	55	Secretary and Director

Warren Wankelman	64	Director and Vice President of Marketing

Matt Walters	36	Director and Chief Information Officer

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

Section 16 Reporting

No person who, during the year ended December 31, 2007, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon representations received by the Company from any reporting person that no Form 5 is required.

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

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John VanZyll CEO, CFO and Director	12/31/07 12/31/2006	71,435 61,096	15,000 1,581	0 0	0 0	0 0	0 0	86,435 62,677

Compensation of Directors

During the fiscal year ended December 31, 2007, no officer or director received any type of compensation from our Company for serving as a director. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 14, 2008 regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person known to us which beneficially owns in excess of five percent of the common stock. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

	Number of Shares of	Percent of
	Common Stock	Common Stock
Name and Address	Beneficially	Beneficially
of Beneficial Owner (1)	Owned (2)	Owned

Jan Telander	4,724,500(3)	23.5%

John Van Zyll	7,664,011(4)	33.9%

EIG Capital, Ltd.	4,175,815(5)	20.8%

EIG Venture
Capital Ltd.	4,042,565	20.1%

Ann M. Furlong	4,725,811(4)	20.9%

Marvin Stacy	4,629,055(4)	20.5%

Warren Wankelman	250,000(6)	*

Matt Walters	255,000(6)	*

All Executive Officers and
Directors as a Group
(five (5) persons)	17,523,877(7)	62.3%

* Represents less than one percent (1%) of the outstanding shares of our common stock.

(1) Based upon 20,105,687 shares of our common stock issued and outstanding as of March 14, 2008. The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after March 14, 2008. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares.

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

Item 12. Certain Relationships and Related Transactions.

All five of our directors are employes of the Company and none is independent, as such term is defined by a national securities exchange or an inter-dealer quotation system.
'Item 13. Exhibits.

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

14.1	Code of Ethics. Incorporated by reference to Exhibit 10.5 to the 2005 10- KSB

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to us for the fiscal years ended December 31, 2007 and December 31, 2006 by Coulter & Justus, P.C. (”C&J”):

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2006	December 31, 2007

Audit Fees (1)	$40,043	$47,073
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$5,400	$4,363
All Other Fees	$295 (4)	$322 (5)

(1) Consists of fees billed for professional services rendered for the audit of the financial statements of the Company as of December 31, 2006 and December 31, 2007 and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the quarters during such fiscal years.

(2) Consists of fees for services relating to accounting consultation related to the performance of the audit that are not reported as audit fees.

(3) Consists of tax filing and tax related compliance and other advisory services.

(4) Consists of annual renewal fee for software provided to the Company.

(5) Represents the annual renewal fee for fixed asset software package provided to the Company.

Our Board of Directors determined that the provision of the above non-audit services was compatible with C&J maintaining its independence.

Pre-Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company’s independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company’s independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to C&J in 2006 and 2007 were pre-approved by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Diversified Product Inspections, Inc.

Dated: March 31, 2008	By:	/s/ John Van Zyll
John Van Zyll
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Van Zyll
John Van Zyll	Chairman of the Board	March 31, 2008

/s/ Marvin Stacy
Marvin Stacy	Chief Operating Officer and Director	March 31, 2008

/s/ Ann M. Furlong
Ann M. Furlong	Secretary and Director	March 31, 2008

/s/ Warren Wankelman
Warren Wankelman	Director	March 31, 2008

/s/ Matt Walters
Matt Walters	Director	March 31, 2008