Form 10QSB
period 2008-03-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2008-05-15
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 13, 2008, there were 20,105,867 shares of common stock, $0.01 par value, issued and outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Diversified Product Inspections, Inc.

Condensed Balance Sheets

	March 31	December 31
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash	$465,397	$462,442
Accounts receivable, net of reserve for doubtful accounts of $30,000 in 2008 and $50,000 in 2007	192,117	276,482
Current portion of deferred income taxes	68,647	79,343
Prepaid expenses and other current assets	42,159	18,655
Total current assets	768,320	836,922

Property and equipment:
Land	96,250	96,250
Building and building improvements	735,318	735,318
Equipment, furniture and fixtures	412,536	402,058
Vehicles	132,949	132,949
	1,377,053	1,366,575
Less accumulated depreciation and amortization	429,843	409,700
Net property and equipment	947,210	956,875

Other assets	5,000	5,000
Deferred income taxes, less current portion	306,648	289,667
Total assets	$2,027,178	$2,088,464
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$46,533	$74,682
Accrued salaries	34,555	28,783
Accrued income taxes	3,741	3,741
Accrued settlement of lawsuit	30,000	30,000
Deferred revenues	117,000	127,000
Capital lease obligation	799	1,933
Current portion of long-term debt	47,414	52,626
Total current liabilities	280,042	318,765

Long-term debt, less current portion	703,383	716,181
Total liabilities	983,425	1,034,946

Stockholders’ equity	1,043,753	1,053,518
Total liabilities and stockholders’ equity	$2,027,178	$2,088,464

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Operations (Unaudited)

	Three months ended
	March 31
	2008	2007

Revenues	$567,612	$583,365

Operating expenses:
Salaries	352,465	317,268
Depreciation and amortization	20,143	18,480
General and administrative	206,610	228,711
Total operating expenses	579,218	564,459

Operating (loss) income	(11,606)	18,906

Other (expense) income
Interest expense	(11,944)	(12,070)
Rent income	7,500	–
Net other expense	(4,444)	(12,070)

(Loss) income before income taxes	(16,050)	6,836

Deferred income tax benefit (expense)	6,285	(2,893)

Net (loss) income	$(9,765)	$3,943

Basic and diluted (loss) earnings per common share	$(0.00)	$0.00

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2007	20,180,867	$201,808	$1,997,836	$(1,190,876)	$1,008,768
Retired stock	(75,000)	(750)	750	–	–
Net income for 2007	–	–	–	44,750	44,750
Balance at December 31, 2007	20,105,867	201,058	1,998,586	(1,146,126)	1,053,518
Net loss for three months ended March 31, 2008	–	–	–	(9,765)	(9,765)
Balance at March 31, 2008	20,105,867	$201,058	$1,998,586	$(1,155,891)	$1,043,753

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2008	2007

Operating activities
Net (loss) income	$(9,765)	$3,943
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,143	18,480
Deferred income tax (benefit) expense	(6,285)	2,893
Provision for bad debts	(20,000)	–
Changes in operating assets and liabilities:
Accounts receivable	104,365	(9,214)
Prepaid expenses and other assets	(23,504)	1,457
Accounts payable and accrued expenses	(28,149)	(23,138)
Accrued salaries	5,772	11,303
Deferred revenues	(10,000)	(3,333)
Net cash provided by operating activities	32,577	2,391

Investing activities
Purchases of equipment	(10,478)	(10,703)

Financing activities
Principal payments on long-term debt and capital lease obligation	(19,144)	(11,258)

Net change in cash	2,955	(19,570)

Cash at beginning of period	462,442	331,793
Cash at end of period	$465,397	$312,223

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited)

March 31, 2008

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Diversified Products Inspections, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

2. Recent Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008, for all financial assets and liabilities, but the implementation did not have a significant impact on the Company’s financial position or results of operations.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact its financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, 2008, but the implementation of SFAS 159 did not have a significant impact on the Company's financial position or results of operations.

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited) (continued)

3. Contingencies

During 2006, the Company was named, along with its three largest shareholders, as a defendant in a lawsuit by certain related investment companies that are also shareholders of the Company. The lawsuit alleges, among other things, the defendants violated certain securities laws, misrepresented facts and breached certain contracts and fiduciary duties. A reasonable estimate of any possible future liability related to this lawsuit is not presently determinable, and accordingly, the Company has not recorded a liability related to this matter.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended
	March 31
	2008	2007
Basic and diluted:
Net (loss) income	$(9,765)	$3,943
Average shares outstanding	20,105,867	20,180,867
Basic and diluted (loss) earnings per share	$(0.00)	$0.00

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Introduction

This Quarterly Report on Form 10-QSB for the period ended March 31, 2008, should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

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

Results of Operations

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

Our revenues decreased slightly from $583,365 for the three months ended March 31, 2007 to $567,612 for the three months ended March 31, 2008, or by 2.7%. Our revenues for the quarter were consistent with the previous three quarters.

Our total operating expenses for the three months ended March 31, 2008, were $579,218, an increase of $14,759, or 2.6% compared to the same period in 2007. Salary expense increased by $35,197 or 11.1%, primarily due to additional personnel added in the second half of 2007 to support increased revenue levels. This increase is offset somewhat by a decrease in general and administrative expenses of $22,101 or 9.7% mainly due to a reduction in our reserve for bad debts.

As a result of the decreased revenues, offset somewhat by the decrease in operating costs, our net loss of $9,765 for the three months ended March 31, 2008, is comparable to our net income of $3,943 for the three months ended March 31, 2007.

Financial Position

Our net accounts receivable decreased by $84,365 or 30.5%, between December 31, 2007, and March 31, 2008, primarily due to increased collection efforts during the quarter. Our accounts payable and accrued expenses decreased by $28,149, or 37.7%, between December 31, 2007, and March 31, 2008, primarily due to timing of payments on related liabilities. Purchases of equipment totaling $10,478 in 2008 consist mainly of computer equipment and an emergency generator. As a result of these items combined with our year to date net loss, our cash balance has increased by $2,955 between December 31, 2007, and March 31, 2008.

 Liquidity and Capital Resources

At March 31, 2008, we had $400,000 available under our $400,000 revolving line of credit. We anticipate that our internal cash flow, supplemented by our revolving credit agreement, will be sufficient to fund operations for the next 12 months. We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Critical Accounting Policies

The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the financial statements and accompanying notes. Item 6. Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, describes these critical accounting policies.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, who is also the chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting since our most recently completed 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended March 31, 2008, and from April 1, 2008, to the date of filing of this Quarterly Report, there have been no material developments in any of the matters discussed in Item 3 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and no other reportable legal proceedings have been commenced by or against the Company.

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

Diversified Product Inspections, Inc.
(Registrant)

Date: May 15, 2008	/s/ John Van Zyll
John Van Zyll
President, Chief Executive Officer and Chairman
(Principal Executive Officer and
Principal Accounting Officer)