Form 10-Q/A
period 2008-03-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2008-05-20
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1 to Form 10-QSB filed on May 15, 2008

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File number: 0-25429

Diversified Product Inspections, Inc.

(Exact name of registrant as
specified in its charter)

Florida	59-3087128
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1059 East Tri-County Blvd.,
Oliver Springs, TN 37840

(Address of principal executive offices)

(865) 482-8480

(Registrant`s telephone number)

Not applicable

(Former name, former address, and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 13, 2008, there were 20,105,867 shares of common stock, $0.01 par value, issued and outstanding.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 because under disclosure rules promulgated by the Securities and Exchange Commission which become effective on February 4, 2008, the quarterly report filed by the Company should have been filed on Form 10-Q rather than Form 10-QSB. This filing is being made to correct such deficiency.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q includes forward-looking statements. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

This Quarterly Report on Form 10-Q for the period ended March 31, 2008, should be read in conjunction with our unaudited financial statements included as part of this Form 10-Q Report. This report contains forward-looking statements which are described and defined below.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

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

Item 1A. Risk Factors

Not applicable

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

None

Item 6. Exhibits.

31.1 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Product Inspections, Inc.
(Registrant)

Date: May 20, 2008	/s/ John Van Zyll
John Van Zyll
President, Chief Executive Officer and Chairman
(Principal Executive Officer and
Principal Accounting Officer)