Form 10-Q
period 2008-06-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2008-08-13
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(865) 482-8480
(Registrant`s telephone number, including area code)

Not applicable
(Former name, former address, and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐
Non-accelerated filer ☐     Smaller Reporting Company ☒

As of August 13, 2008, there were 20,105,867 shares of common stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q includes forward-looking statements. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Diversified Product Inspections, Inc.

Condensed Balance Sheets

	June 30	December 31
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash	$445,403	$462,442
Accounts receivable, net of reserve for doubtful accounts of $30,000 in 2008 and $50,000 in 2007	206,941	276,482
Current portion of deferred income taxes	57,160	79,343
Prepaid expenses and other current assets	30,620	18,655
Total current assets	740,124	836,922

Property and equipment:
Land	96,250	96,250
Building and building improvements	735,318	735,318
Equipment, furniture and fixtures	412,441	402,058
Vehicles	132,949	132,949
	1,376,958	1,366,575
Less accumulated depreciation and amortization	448,036	409,700
Net property and equipment	928,922	956,875

Other assets	5,000	5,000
Deferred income taxes, less current portion	318,791	289,667
Total assets	$1,992,837	$2,088,464
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$56,270	$74,682
Accrued salaries	35,701	28,783
Accrued income taxes	3,741	3,741
Accrued settlement of lawsuit	-	30,000
Deferred revenues	117,000	127,000
Capital lease obligation	-	1,933
Current portion of long-term debt	48,215	52,626
Total current liabilities	260,927	318,765

Long-term debt, less current portion	690,381	716,181
Total liabilities	951,308	1,034,946

Stockholders’ equity	1,041,529	1,053,518
Total liabilities and stockholders’ equity	$1,992,837	$2,088,464

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

Revenues	$611,150	$629,639	$1,178,762	$1,213,004

Operating expenses:
Salaries	359,409	343,517	711,874	660,785
Depreciation and amortization	19,593	17,562	39,736	36,042
General and administrative	230,894	254,513	437,504	483,224
Total operating expenses	609,896	615,592	1,189,114	1,180,051

Operating income (loss)	1,254	14,047	(10,352)	32,953

Other (expense) income:
Interest expense	(11,634)	(12,964)	(23,578)	(25,034)
Rent income	7,500	-	15,000	-
Net other expense	(4,134)	(12,964)	(8,578)	(25,034)

(Loss) income before income taxes	(2,880)	1,083	(18,930)	7,919

Deferred income tax benefit (expense)	656	(274)	6,941	(3,167)

Net (loss) income	$(2,224)	$809	$(11,989)	$4,752

Basic and diluted earnings (loss) earnings per common share	$(0.00)	$0.00	$(0.00)	$0.00

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2007	20,180,867	$201,808	$1,997,836	$(1,190,876)	$1,008,768
Retired stock	(75,000)	(750)	750	-	-
Net income for 2007	-	-	-	44,750	44,750
Balance at December 31, 2007	20,105,867	201,058	1,998,586	(1,146,126)	1,053,518
Net loss for six months ended June 30, 2008	-	-	-	(11,989)	(11,989)
Balance at June 30, 2008	20,105,867	$201,058	$1,998,586	$(1,158,115)	$1,041,529

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2008	2007

Operating activities
Net (loss) income	$(11,989)	$4,752
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	39,736	36,042
Deferred income tax (benefit) expense	(6,941)	3,167
Provision for bad debts	(20,000)	-
Changes in operating assets and liabilities:
Accounts receivable	89,541	(50,154)
Prepaid expenses and other assets	(11,965)	(13,086)
Accounts payable and accrued expenses	(18,412)	3,680
Accrued salaries	6,918	1,854
Accrued settlement of lawsuit	(30,000)	-
Deferred revenues	(10,000)	(6,666)
Net cash provided by (used in) operating activities	26,888	(20,411)

Investing activities
Purchases of equipment	(11,783)	(16,901)

Financing activities
Principal payments on long-term debt and capital lease obligation	(32,144)	(23,351)

Net change in cash	(17,039)	(60,663)

Cash at beginning of period	462,442	331,793
Cash at end of period	$445,403	$271,130

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2008

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Diversified Products Inspections, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Basic and diluted:
Net (loss) income	$(2,224)	$809	$(11,989)	$4,752
Average shares outstanding	20,105,867	20,180,867	20,105,867	20,180,867
Basic and diluted (loss) earnings per share	$(0.00)	$0.00	$(0.00)	$0.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

This Quarterly Report on Form 10-Q for the period ended June 30, 2008, should be read in conjunction with our unaudited financial statements included as part of this Form 10-Q Report. This report contains forward-looking statements which are described and defined below.

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

Results of Operations

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Our revenues decreased slightly from $1,213,004 for the six months ended June 30, 2007 to $1,178,762 for the six months ended June 30, 2008, or by 2.8%, mainly due to $36,667 of use agreement revenues in 2007 compared to none in 2008. Otherwise, our quarterly revenues for the last five quarters have remained consistent.

Our total operating expenses for the six months ended June 30, 2008, were $1,189,114, an increase of $9,063, or 0.8% compared to the same period in 2007. Salary expense increased by $51,089 or 7.7%, primarily due to additional personnel added in the second half of 2007. This increase is offset somewhat by a decrease in general and administrative expenses of $45,720 or 9.5%, mainly due to a reduction in our reserve for bad debts.

We incurred a net loss of $11,989 for the six months ended June 30, 2008 compared to net income of $4,752 for the six months ended June 30, 2007. The change is primarily attributable to our decreased revenues in the six months ended June 30, 2008.

Financial Position

Our net accounts receivable decreased by $69,541 or 25.2%, between December 31, 2007, and June 30, 2008, primarily due to increased collection efforts during 2008. Our accounts payable and accrued expenses decreased by $18,412, or 24.7%, between December 31, 2007, and June 30, 2008, primarily due to timing of payments on related liabilities. Purchases of equipment totaling $11,783 in 2008 consist mainly of computer equipment and an emergency generator. As a result of these items combined with our year to date net loss, our cash balance has decreased by $17,039 between December 31, 2007, and June 30, 2008.

Liquidity and Capital Resources

At June 30, 2008, we had $400,000 available under our $400,000 revolving line of credit. We anticipate that our internal cash flow, supplemented by our revolving credit agreement, will be sufficient to fund operations for the next 12 months. We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, who is also the chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company is currently reviewing its policies and is evaluating its disclosure controls and procedures so that it will be able to determine the changes it can and should make to make such controls more effective.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting since our most recently completed 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended June 30, 2008 the Company settled the lawsuit against it from Donald E. Savard for $30,000. The Company did not admit any wrongdoing nor was it determined to be at fault by any court. Other than this settlement during the quarter, and from July 1, 2008, to the date of filing of this Quarterly Report, there have been no material developments in any of the matters discussed in Item 3 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and no other reportable legal proceedings have been commenced by or against the Company.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Product Inspections, Inc. (Registrant)

Date: August 13, 2008	/s/ John Van Zyll
John Van Zyll President, Chief Executive Officer and Chairman (Principal Executive Officer and Principal Accounting Officer)