Form 10-Q
period 2008-09-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2008-11-19
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 13, 2008, there were 20,105,867 shares of common stock, $0.01 par value, issued and outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Diversified Product Inspections, Inc.

Condensed Balance Sheets

	September 30	December 31
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash	$590,082	$462,442
Accounts receivable, net of reserve for doubtful accounts of $30,000 in 2008 and $50,000 in 2007	292,086	276,482
Current portion of deferred income taxes	59,050	79,343
Prepaid expenses and other current assets	23,579	18,655
Total current assets	964,797	836,922

Property and equipment:
Land	96,250	96,250
Building and building improvements	735,318	735,318
Equipment, furniture and fixtures	412,441	402,058
Vehicles	132,949	132,949
	1,376,958	1,366,575
Less accumulated depreciation and amortization	465,582	409,700
Net property and equipment	911,376	956,875

Other assets	5,000	5,000
Deferred income taxes, less current portion	248,334	289,667
Total assets	$2,129,507	$2,088,464

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$96,407	$74,682
Accrued salaries	44,874	28,783
Accrued income taxes	3,741	3,741
Accrued settlement of lawsuit	–	30,000
Deferred revenues	124,000	127,000
Capital lease obligation	–	1,933
Current portion of long-term debt	49,028	52,626
Total current liabilities	318,050	318,765

Long-term debt, less current portion	677,170	716,181
Total liabilities	995,220	1,034,946

Stockholders’ equity	1,134,287	1,053,518
Total liabilities and stockholders’ equity	$2,129,507	$2,088,464

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Revenues	$751,785	$681,000	$1,930,547	$1,894,004

Operating expenses:
Salaries	392,400	374,051	1,104,274	1,034,836
Depreciation and amortization	17,546	16,867	57,282	52,909
General and administrative	176,539	217,662	614,043	700,886
Total operating expenses	586,485	608,580	1,775,599	1,788,631

Operating income	165,300	72,420	154,948	105,373

Other (expense) income:
Interest expense	(11,475)	(11,765)	(35,053)	(36,799)
Rent income	7,500	–	22,500	–
Net other expense	(3,975)	11,765	(12,553)	36,799

Income before income taxes	161,325	60,655	142,395	68,574

Deferred income tax expense	(68,567)	(22,357)	(61,626)	(25,524)

Net income	$92,758	$38,298	$80,769	$43,050

Basic and diluted earnings per common share	$0.00	$0.00	$0.00	$0.00

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2007	20,180,867	$201,808	$1,997,836	$(1,190,876)	$1,008,768
Retired stock	(75,000)	(750)	750	–	–
Net income for 2007	–	–	–	44,750	44,750
Balance at December 31, 2007	20,105,867	201,058	1,998,586	(1,146,126)	1,053,518
Net income for nine months ended September 30, 2008	–	–	–	80,769	80,769
Balance at September 30, 2008	20,105,867	$201,058	$1,998,586	$(1,065,357)	$1,134,287

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2008	2007

Operating activities
Net income	$80,769	$43,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,282	52,909
Deferred income tax expense	61,626	25,524
Provision for bad debts	(20,000)	20,000
Changes in operating assets and liabilities:
Accounts receivable	4,396	(81,977)
Prepaid expenses and other assets	(4,924)	(20,488)
Accounts payable and accrued expenses	21,725	15,525
Accrued salaries	16,091	2,060
Accrued settlement of lawsuit	(30,000)	–
Deferred revenues	(3,000)	(37,481)
Net cash provided by operating activities	183,965	19,122

Investing activities
Purchases of equipment	(11,783)	(84,081)

Financing activities
Proceeds from long-term debt	–	56,513
Principal payments on long-term debt and capital lease obligation	(44,542)	(44,671)
Net cash (used in) provided by financing activities	(44,542)	11,842

Net change in cash	127,640	(53,117)

Cash at beginning of period	462,442	331,793
Cash at end of period	$590,082	$278,676

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited)

September 30, 2008

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Diversified Products Inspections, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

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

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited) (continued)

3. Proposed Restructuring

During December 2008, the Company intends to merge into a newly formed Delaware corporation, Diversified Product Inspections, Inc. (“DPI”), which was recently formed exclusively for the purpose of merging with the Company. The merger will change the state of incorporation for the Company from Florida to Delaware through the execution of the Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, DPI will assume all of the Company’s assets and liabilities, including obligations under the Company’s outstanding indebtedness and contracts, and the Company will cease to exist as a corporate entity.

At the effective time of the reincorporation, each outstanding share of the Company’s common stock, $0.01 par value automatically will be converted into one share of common stock of DPI, $0.01 par value. Shareholders will not have to exchange their existing stock certificates for stock certificates of DPI.

Shareholders whose shares of common stock were freely tradable before the reincorporation will own shares of DPI that are freely tradable after the reincorporation. Similarly, any shareholders holding securities with transfer restrictions before the reincorporation will hold shares of DPI that have the same transfer restrictions after the reincorporation.

After the reincorporation, DPI will continue to be a publicly held corporation, with its common stock trading on the Over-the-Counter Bulletin Board. The trading symbol will remain the same. DPI will also file with the SEC and provide to our shareholders the same information that we have previously filed and provided

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited) (continued)

4. Proposed Settlement

During 2006, the Company was named, along with its three largest shareholders, as a defendant in a lawsuit by certain related investment companies that are also shareholders of the Company. The lawsuit alleges, among other things, the defendants violated certain securities laws, misrepresented facts and breached certain contracts and fiduciary duties.

On September 29, 2008, the Company signed a Settlement Agreement and Asset Purchase Agreement (the “Agreement”) with the plaintiffs providing for DPI to transfer all of its assets, except $250,000 (the “Excluded Amount”), to a Tennessee limited liability company (the “Tennessee Company”) which will also assume all of the Company’s liabilities, on a future closing date, subject to approval by the Company’s shareholders.

The Tennessee Company will be owned by three of the Company’s current directors. As part of the settlement, the pending litigation against the Company and its directors discussed above will be dismissed and the Company’s management will cancel 5,983,170 shares of common stock of the Company and sell to the plaintiffs 3,000,000 shares of common stock for nominal consideration. Under the Agreement, the Company will pay the entire $250,000 Excluded Amount to one of the plaintiffs. Following the closing contemplated by the Agreement, the Company will have no assets and no liabilities and will have 14,122,697 shares of common stock outstanding in contrast to 20,105,867 outstanding as of the date of this 10-Q filing. The plaintiffs in the litigation will designate the Company’s new officers and directors.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Basic and diluted:
Net income	$92,758	$38,298	$80,769	$43,050
Average shares outstanding	20,105,867	20,162,117	20,105,867	20,173,367
Basic and diluted earnings per share	$0.00	$0.00	$0.00	$0.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

This Quarterly Report on Form 10-Q for the period ended September 30, 2008, should be read in conjunction with our unaudited financial statements included as part of this Form 10-Q Report. This report contains forward-looking statements which are described and defined below.

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

Results of Operations

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

Our revenues increased from $1,894,004 for the nine months ended September 30, 2007 to $1,930,547 for the nine months ended September 30, 2008, or by 1.9% due to increases in level II and III inspections over the same period in 2007 offset by a decrease in use agreement revenue during the same period.

Our total operating expenses for the nine months ended September 30, 2008, were $1,775,599, a decrease of $13,032, or 0.7% compared to the same period in 2007. Salary expense increased by $69,438 or 6.7%, primarily due to additional personnel added in the second half of 2007. This increase is offset by a decrease in general and administrative expenses of $86,843 or 12.4%, mainly due to a reduction in our reserve for bad debts and lower office and computer supply expense.

As a result of the increased revenue and slightly lower operating expenses, our net income of $80,769 for the nine months ended September 30, 2008, increased compared to our net income of $43,050 for the nine months ended September 30, 2007.

Financial Position

Our net accounts receivable increased by $15,604 or 5.6%, between December 31, 2007, and September 30, 2008, primarily due to increased third quarter revenue. Our accounts payable and accrued expenses increased by $21,725, or 29.1%, between December 31, 2007, and September 30, 2008, primarily due to timing of payments on related liabilities. Purchases of equipment totaling $11,783 in 2008 consist mainly of computer equipment and an emergency generator. As a result of these items combined with our year to date net income, our cash balance has increased by $127,640 between December 31, 2007, and September 30, 2008.

Liquidity and Capital Resources

At September 30, 2008, we had $400,000 available under our $400,000 revolving line of credit. We anticipate that our internal cash flow, supplemented by our revolving credit agreement, will be sufficient to fund operations for the next 12 months. During the current quarter, we entered into a Settlement Agreement and Asset Purchase Agreement that, if consummated, will result in the distribution of all assets and liabilities of the Company to a separate company owned by the Company’s directors. Whether or not the agreement is consummated, we are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

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

Item 4. Controls and Procedures.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

During 2006, the Company was named, along with its three largest shareholders, as a defendant in a lawsuit by Sofcon, Ltd., EIG Venture Capital, Ltd., and EIG Capital Investments, Ltd. (investment companies that are also shareholders of the Company). The lawsuit alleges, among other things, the defendants violated certain securities laws, misrepresented facts and breached certain contracts and fiduciary duties.

On September 29, 2008, the Company signed a Settlement Agreement and Asset Purchase Agreement (the “Agreement”) providing for it to transfer all of its assets, except $250,000 (the “Excluded Amount”), to a Tennessee limited liability company (the “Tennessee Company”) which will assume all of the Company’s liabilities. The closing date of the Agreement is expected to be on or about December 15, 2008. The closing of the Agreement is conditioned upon, among other things, the approval of the Agreement by the shareholders of the Company.

Under the Agreement, the Tennessee Company will be owned by the Company’s current directors, the pending litigation against the Company and its directors will be dismissed and the Company’s current management will cancel 5,983,170 shares of common stock of the Company and sell to the plaintiffs 3,000,000 shares of common stock for a nominal consideration. In addition, the Company will pay the entire $250,000 Excluded Amount to one of the plaintiffs. Following the closing contemplated by the Agreement, the Company will have no assets and no liabilities and will have 14,122,697 shares of common stock outstanding in contrast to 20,105,867 outstanding as of the date of this 10-Q filing. The plaintiffs in the litigation will designate the new officers and directors of the Company.

Other than the settlements described above, and from October 1, 2008, to the date of filing of this Quarterly Report, there have been no material developments in any of the matters discussed in Item 3 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and no other reportable legal proceedings have been commenced by or against the Company.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits.

10.1
Settlement Agreement and Asset Purchase Agreement dated as of September 29, 2008 among Diversified Product Inspections, LLC, the Company, John Van Zyll, Ann Furlong, Marvin Stacy, Sofcon, Limited, EIG Venture Capital, Limited and EIG Capital Investments, Limited.

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

Diversified Product Inspections, Inc.
(Registrant)

Date: November 19, 2008	/s/ John Van Zyll
John Van Zyll
President, Chief Executive Officer and Chairman
(Principal Executive Officer and
Principal Accounting Officer)