Form 10-K
period 2008-12-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2009-03-31
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

Commission file Number 0-25429

DIVERSIFIED PRODUCT INSPECTIONS, INC.
(Name of registrant as specified in its charter)

Delaware	59-3087128
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1059 East Tri-County Blvd., Oliver Springs, TN	37840
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (865) 482-8480

Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of exchange on
Title of each class	which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the closing price of such stock as of June 30, 2008 ($.026) was approximately $136,352. For purposes of the computation we consider all directors, management and holders of 10% or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of June 30, 2008 was 5,244,293. The registrant has no outstanding non-voting stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,”  “accelerated filer" and “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

As of March 13, 2009, there were 20,105,867 shares of common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.

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

Spin-Off of Company’s Business

On March 26, 2009, at a Special Meeting of Shareholders, the Company’s shareholders approved a Settlement Agreement and Asset Purchase Agreement, dated as of September 30, 2008 (the “Purchase Agreement”) pursuant to which the Company shall sell substantially all of the assets of the Company (except for $250,000) to Diversified Product Inspections, LLC, a Tennessee limited liability company (the “Buyer”) owned by John Van Zyll, Ann Furlong and Marvin Stacy (collectively, the “Management”), each of whom is a director, executive officer and shareholder of the Company. The Buyer will assume all of the Company’s liabilities as of the closing date of the Purchase Agreement. The assets of the Company to be sold include the real property owned by the Company which will be conveyed to the Buyer concurrently with the discharge of the existing mortgage on the real property (which mortgage will be assigned to and assumed by the Buyer on the closing date of the Purchase Agreement). The Buyer is paying for the assets by the Management’s cancelling all of their options and 6,459,877 of their shares of Common Stock.

Sofcon, Limited, EIG Venture Capital, Limited and EIG Capital Investments, Limited (collectively the “Plaintiffs’), who are the plaintiffs in a lawsuit against the Company and Management that will be settled pursuant to the Purchase Agreement, will purchase from the Management the remaining 3,000,000 shares of Common Stock held by the Management for $300. EIG Venture Capital, Limited will also receive $250,000 from the Company at the closing of the Purchase Agreement.

The assets to be sold to the Buyer shall not include:

(i) the Company’s corporate charter, qualifications to conduct business as a foreign corporation, arrangements with registered agents relating to foreign qualifications, taxpayer and other identification numbers, seals, minute books, stock transfer books, blank stock certificates, and other documents relating to the organization, maintenance, and existence of the Company as a corporation,

(ii) the $250,000 that will be paid by the Company  to EIG Venture Capital, Limited on the closing date of the Purchase Agreement, and

(iii) any rights of the Company to continue operating as a fully reporting Over-the-Counter Bulletin Board company following the closing of the Purchase Agreement.

The liabilities to be assumed by the Buyer under the Purchase Agreement include:

•	all of the Company’s obligations relating to all mortgages identified in the Purchase Agreement;

•	all of the Company’s obligations relating to its Line of Credit/Note Payable identified in the Purchase Agreement;

•	all of the Company’s obligations relating to the amounts owed to the Company’s legal counsel, transfer agent, auditor and all other service providers to the Company; and

•	all other liabilities of the Company including its trade liabilities, payroll and taxes, whether known or unknown.

Upon the closing of the Purchase Agreement, there will be a change of control of the Company and control will pass to the Plaintiffs, which are companies headed by Mr. Jan Telander.  Additionally, at the Closing of the Purchase Agreement, the Company’s current officers and directors will resign and the Company, which generated over $2.5 million in revenues in 2007 and over $2.6 million in 2008, will be an empty shell with no revenues or operations.

 For additional information concerning the sale of the Company’s assets and related transactions see the Company’s Proxy Statement, dated February 13, 2009 for the Special Meeting of Shareholders of the Company held on March 26, 2009, which is incorporated by reference herein.

Business

The following sets forth information about the business of the Company prior to the sale of assets of the Company which is anticipated to be consummated within several days after the filing of this Annual report on Form 10-K. Upon the closing of the Purchase Agreement, the Company will be an empty shell with no assets, revenues or operations.

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

We employ ten (10) state-licensed private investigators who are trained as "Cause and Origin" investigators, ten (10) laboratory technicians (3 of whom are state-licensed private investigators) and one engineer. We also have retained five people who provide us with engineering services on a part-time consulting basis. Also, we offer pre-failure evaluations of structures, building materials and appliances.

Since 1994, we have been concentrating almost exclusively on defective product investigations and we have accumulated a database of known defective products. Our current database has key identifiers for over 300,000 products, a library of over 380,000 35mm photographs, 515,000 digital photographs and other documentation along with hundreds of videos. Generally, we conduct an on-site forensic investigation to identify the products and materials involved in a claim loss and to determine the cause of the failure. For smaller items, we provide insurance adjusters with evidence collection kits and have the items shipped to our laboratories for testing. Also, we provide in-depth indoor air quality analysis to determine airborne contaminants that may be the causes of "sick" buildings.

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

2008

•
We began an investigation regarding a fire in a $7 million residence in Dandridge, Tennessee in which the homeowner suffered head injuries due to an explosion. The investigation is currently continuing.

•	We conducted product testing for a manufacturer before the product was marketed to the public.

•	We conducted an air contamination investigation in the home of a well-known football player.

2007

•	We conducted an investigation on a high rise medical facility with severe roof leaks, which were the result of improper construction.

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

Recent Events

On December 11, 2008, the Company merged into a newly formed Delaware corporation, Diversified Product Inspections, Inc. which was formed exclusively for the purpose of merging with the Company. The merger changed the state of incorporation for the Company from Florida to Delaware through the execution of the Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, the surviving Delaware corporation assumed all of the Company’s assets and liabilities, including obligations under the Company’s outstanding indebtedness and contracts, and the Florida corporation ceased to exist as a corporate entity.

At the effective time of the reincorporation, each outstanding share of the Company’s common stock, $0.01 par value automatically converted into one share of common stock, $0.01 par value of the surviving Delaware corporation,. Stockholders did not have to exchange their existing stock certificates for stock certificates of the surviving company.

Stockholders whose shares of common stock were freely tradable before the reincorporation own shares of the surviving corporation that are freely tradable after the reincorporation. Similarly, any stockholders holding securities with transfer restrictions before the reincorporation hold shares of the surviving corporation that have the same transfer restrictions after the reincorporation.

Under Rule 12g-3 promulgated by the Securities and Exchange Commission, the common stock of the surviving company is deemed to be registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”). After the reincorporation, the Company continues to be a publicly held corporation, with its common stock trading on the Over-the-Counter Bulletin Board. The trading symbol remained the same. The Company will continue to file periodic reports under the Exchange Act.

Employees

   As of March 13, 2009, we have approximately 36 full time employees. We have never experienced a work stoppage and we believe that our employee relations are good. Our success depends to a large extent upon the continued services of our key managerial employees and investigators. The loss of such personnel could have a material adverse effect on our business and our results of operations.

Transfer agent

Our transfer agent is Interwest Transfer Co., 1981 East Murray Holladay Road, Suite 100,, Salt Lake City, Utah 84117.

Item 1A. Risk Factors

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

Risks Related to Current Operations of the Company

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

Risks Related to the Company Becoming a Shell Company if the Purchase Agreement is Closed

The Company's status as a shell company will make its potential difficult to assess its prospects.

           Upon the closing of the asset sale, the Company will become a shell company with no assets or financial resources.  The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

The  Company  has  no  agreement  for a  business  combination  and  no  minimum requirements for a business combination.

            The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity.  There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

There is no assurance of success or profitability of the Company.

           There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Other Risks

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

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.

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

Our securities are deemed to be penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain market price of $5.00 or greater. We can give no assurance that the price of our securities will reach or maintain such a level.

Item 1B. Unresolved Staff Comments.

None.

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

Item 3. Legal Proceedings.

On August 18, 2006, Donald E. Savard Co. commenced a lawsuit against the Company. The basis of the lawsuit is trade libel, negligence and intentional interference with economic advantage. Judgment was entered in favor of the plaintiff on December 22, 2006 for $37,500 in general and punitive damages. The judgment was vacated after a hearing held on May 1, 2007. During March 2008, the Company and the plaintiff reached a settlement on the lawsuit for $30,000, which was fully paid in 2008.

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

On September 29, 2008, the Company signed a Settlement Agreement and Asset Purchase Agreement (the “Agreement”) providing for it to transfer all of its assets, except $250,000, to a Tennessee corporation (the “Tennessee Corporation”) which will assume all liabilities. The transaction was approved by the Company’s shareholders on March 26, 2009.  The closing of the transaction is expected to be on March 31, 2009.

Under the agreement, the Tennessee corporation will be owned by the Company’s current directors.  The pending litigation against the Company and its directors will be dismissed. The Company’s current management will cancel 6,459,877 shares of common stock of the Company and sell to the plaintiffs 3,000,000 shares of common stock for nominal consideration as part of the settlement.  Finally, the Company will pay the $250,000 to one of the plaintiff's.  Following the closing contemplated by the Agreement, the Company will have no assets and no liabilities and will have 13,645,990 shares of common stock outstanding in contrast to 20,105,867 outstanding as of the date of this Annual Report on Form 10-K filing.  The plaintiffs in the litigation will designate the Company’s officers and directors.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.

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

	Common Stock
	High Bid	Low Bid

First Quarter 2008	$0.05	$0.03
Second Quarter 2008	$0.04	$0.041
Third Quarter 2008	$.04	$0.035
Fourth Quarter 2008	$0.04	$0.032

First Quarter 2007	$0.05	$0.03
Second Quarter 2007	$0.09	$0.041
Third Quarter 2007	$0.041	$0.035
Fourth Quarter 2007	$0.06	$0.032

Security Holders

At March 13, 2009 there were 20,105,867 shares our common stock outstanding which were held by approximately 530 stockholders of record.

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

Recent Sales of Unregistered Securities

There were no issuances or repurchases by the Company of equity securities of the Company during the year ended December 31, 2008.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations for the Fiscal Year Ended December 31, 2008 as Compared to the Fiscal Year Ended December 31, 2007

Our revenues for 2008 increased $161,239 or 6.4% to $2,682,640 from $2,521,401 in 2007. This increase reflects our continuance of increased sales levels over the past three years. The increases were due to our performing more engineering investigations offset somewhat by the absence of use agreement revenue in 2008.

Our total operating expenses for 2008 were $2,519,009, a slight increase of $6,299 or 0.3% compared to 2007.  Our salary expense increased by $61,810, or 4.0%, primarily due to compensation raises and additional employees in 2008 to support increased revenues, offset by lower bonuses in 2008.  Other general and administrative expenses decreased by $60,856 or 12.8%, primarily due to lower discretionary spending on office supplies and maintenance purchases in 2008.

Other income and expense variances are mainly due to a $146,250 gain on the sale of 2.15 acres of vacant land in 2007, along with the tentative settlement of a lawsuit for $250,000, more fully described in Note 11 of our audited financial statements, that we recorded as a liability in 2008.  During 2007 we had an unrelated lawsuit settlement expense of $30,000.

Also, since, as more fully described in Note 11 of our audited financial statements, during 2008, we signed a Settlement Agreement and Asset Purchase Agreement whereby, following the future closing contemplated by the Agreement, the Company will have substantially no assets and no liabilities.  Therefore, at December 31, 2008, we recognized $369,010 of deferred tax expense mainly to fully reserve our net deferred tax assets, as we cannot presently determine when we will be able to generate sufficient taxable income to realize these deferred tax assets.

Net loss for 2008 was $480,810 or $0.02 per share compared to a 2007 net income of $44,750 or less than $0.01 per share mainly reflecting our 2008 recognition of lawsuit settlement and deferred tax expenses offset by our improved operating results.

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

Liquidity and Capital Resources

During 2008, our cash increased by $43,370, an increase of 9.4% from 2007. We believe we have sufficient cash provided by ongoing operating activities to meet our on future operating needs.

Investing and financing activities for 2008 reflect purchases of equipment totaling $34,110, and payments totaling $55,503 on our long-term debt and capital lease obligations. At December 31, 2008, all $400,000 is available under our line of credit.

During 2008, we entered into a Settlement Agreement and Asset Purchase Agreement pursuant to which all assets and liabilities of the Company will be distributed to a separate company owned by the Company’s directors. If the agreement is not consummated, we are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Years ended December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Diversified Product Inspections, Inc.

We have audited the accompanying balance sheets of Diversified Product Inspections, Inc. (the “Company”), as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Product Inspections, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As further discussed in Note 11 to the financial statements, as part of a lawsuit settlement, the Company expects to pay $250,000 to the plaintiff on March 31, 2009, and transfer all of its remaining assets and liabilities to a new company owned by three of the Company’s current directors (who are also the Company’s three largest stockholders).

/s/ Coulter & Justus, P.C.

Knoxville, Tennessee
March 23, 2009

Diversified Product Inspections, Inc.

Balance Sheets

	December 31
	2008	2007

Assets
Current assets:
Cash	$505,812	$462,442
Accounts receivable, net of reserve for doubtful accounts of $30,000 in 2008 and $50,000 in 2007	225,943	276,482
Note receivable	74,885	–
Current portion of deferred income taxes	–	79,343
Prepaid expenses and other current assets	27,615	18,655
Total current assets	834,255	836,922

Property and equipment:
Land	96,250	96,250
Building and building improvements	757,645	735,318
Equipment, furniture and fixtures	359,940	402,058
Vehicles	132,949	132,949
	1,346,784	1,366,575
Less accumulated depreciation and amortization	430,437	409,700
Net property and equipment	916,347	956,875

Other assets	5,000	5,000
Deferred income taxes, less current portion	–	289,667

Total assets	$1,755,602	$2,088,464

	December 31
	2008	2007

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$56,285	$74,682
Accrued salaries	27,631	28,783
Accrued income taxes	3,741	3,741
Accrual for settlement of lawsuit	250,000	30,000
Deferred revenue	130,000	127,000
Current portion of long-term debt	51,490	52,626
Current portion of capital lease obligations	–	1,933
Total current liabilities	519,147	318,765

Long-term debt, less current portion	663,747	716,181
Total liabilities	1,182,894	1,034,946

Stockholders’ equity:
Common stock: Par value—$0.01 per share Authorized shares—50,000,000
Issued and outstanding shares—20,105,867 in 2008 and 2007	201,058	201,058
Additional paid-in capital	1,998,586	1,998,586
Accumulated deficit	(1,626,936)	(1,146,126)
Net stockholders’ equity	572,708	1,053,518

Total liabilities and stockholders’ equity	$1,755,602	$2,088,464

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Statements of Operations

	Year ended December 31
	2008	2007

Revenues:
Inspections	$2,383,029	$2,147,771
Storage fees	299,611	291,463
Use agreement	–	82,167
Total revenues	2,682,640	2,521,401

Operating expenses:
Salaries and related benefits	1,607,200	1,545,390
Professional fees	255,815	261,356
Shipping and handling costs	168,105	158,714
Depreciation and amortization	74,638	73,143
Other general and administrative	413,251	474,107
Total operating expenses	2,519,009	2,512,710
Operating income	163,631	8,691

Other income (expense):
Interest expense	(47,931)	(49,944)
Rent income	22,500	7,500
Gain on sale of land	–	146,250
Settlement of lawsuit	(250,000)	(30,000)
Net other (expenses) income	(275,431)	73,806

(Loss) income before income taxes	(111,800)	82,497

Income tax expense:
Current state income taxes	–	3,741
Deferred income taxes	369,010	34,006
Total income tax expense	369,010	37,747
Net (loss) income	$(480,810)	$44,750

(Loss) earnings per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Statements of Stockholders’ Equity

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Stockholders’ Equity
Balance at January 1, 2007	20,180,867	$201,808	$1,997,836	$(1,190,876)	$1,008,768
Retired stock	(75,000)	(750)	750	–	–
Net income for 2007	–	–	–	44,750	44,750
Balance at December 31, 2007	20,105,867	201,058	1,998,586	(1,146,126)	1,053,518
Net loss for 2008	–	–	–	(480,810)	(480,810)
Balance at December 31, 2008	20,105,867	$201,058	$1,998,586	$(1,626,936)	$572,708

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Statements of Cash Flows

	Year ended December 31
	2008	2007
Operating activities
Net (loss) income	$(480,810)	$44,750
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Deferred income tax expense	369,010	34,006
Change in provision for bad debts	(20,000)	–
Depreciation	72,862	69,591
Amortization	1,776	3,552
Gain on sale of land	–	(146,250)
Changes in operating assets and liabilities:
Accounts receivable	70,539	9,991
Note receivable	(74,885)	–
Prepaid expenses and other assets	(8,960)	(15,741)
Accounts payable and accrued expenses	(18,397)	16,889
Accrued salaries	(1,152)	7,008
Accrued income taxes	–	3,741
Accrual for settlement of lawsuit	220,000	30,000
Deferred revenue	3,000	(31,333)
Net cash provided by operating activities	132,983	26,204

Investing activities
Proceeds from sale of land	–	200,000
Purchases of property and equipment	(34,110)	(95,206)
Net cash (used in) provided by investing activities	(34,110)	104,794

Financing activities
Proceeds from long-term debt	–	56,513
Principal payments on long-term debt and capital lease obligations	(55,503)	(56,862)
Net cash used in financing activities	(55,503)	(349)

Net increase in cash	43,370	130,649

Cash at beginning of year	462,442	331,793
Cash at end of year	$505,812	$462,442

Supplemental disclosures of cash flow information
Cash paid for interest	$47,931	$49,944

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Notes to Financial Statements

December 31, 2008

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

Reincorporation

On December 11, 2008, the Company merged into a newly formed Delaware corporation, Diversified Product Inspections, Inc. (“DPI”), which was formed exclusively for the purpose of merging with the Company. The merger changed the state of incorporation for the Company from Florida to Delaware through the execution of the Agreement and Plan of Merger (the “Merger Agreement”). Under the Merger Agreement, DPI assumed all of the Company’s assets and liabilities, including obligations under the Company’s outstanding indebtedness and contracts, and the Florida company ceased to exist as a corporate entity.

At the effective time of the reincorporation, each outstanding share of the Company’s common stock, $0.01 par value automatically converted into one share of common stock of DPI, $0.01 par value. Stockholders did not have to exchange their existing stock certificates for stock certificates of DPI.

Stockholders whose shares of common stock were freely tradable before the reincorporation own shares of DPI that are freely tradable after the reincorporation. Similarly, any stockholders holding securities with transfer restrictions before the reincorporation hold shares of DPI that have the same transfer restrictions after the reincorporation.

After the reincorporation, DPI continues to be a publicly held corporation, with its common stock trading on the Over-the-Counter Bulletin Board. The trading symbol remained the same. DPI will also file with the SEC and provide to its stockholders the same information that was previously filed and provided. DPI will be referred to in the subsequent notes as the “Company”.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Major Customers and Credit Concentration

The Company’s largest customers are national insurance customers.  Revenues from the Company’s largest individual customers accounted for approximately 23%, 13% and 10% in 2008 and approximately 17% and 14% in 2007 of total revenues.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $3,350 in 2008 and $16,697 in 2007.

Legal Costs

Legal costs associated with loss contingencies are expensed as incurred.

Accounts Receivable

Two customers account for 25% and 11% each of total accounts receivable at December 31, 2008 and three customers accounted for 13% each of total accounts receivable at December 31, 2007.  The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support customer receivables.  The Company charges accounts to bad debt expense as they are determined to be uncollectible based upon a review of aging and collections.  Credit losses, when realized, have been within the range of the Company’s expectations and, historically, have not been significant.

Property and Equipment

Property and equipment is carried at cost.  Repairs and maintenance are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Building	39 years
Building improvements	20-39 years
Equipment, furniture and fixtures	3-7 years
Vehicles	5 years

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Stock Options

The Company accounts for its stock options under the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method.  Under that transition method, compensation costs recognized include:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

The Company had no compensation costs related to stock options for either 2008 or 2007.

Income Taxes

The Company files federal and state income tax returns.  The Company’s major tax jurisdictions in which it files income tax returns include federal (United States of America) and the state of Tennessee. The tax years that remain subject to examination for the Company’s major tax jurisdictions at December 31, 2008 include 2005 through 2008.  The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provision.

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

2.	Note Receivable

During December 2008, the Company entered into an unsecured promissory note with a customer for payment of services rendered. The terms call for the customer to pay the full sum owned after settlement of the insurance claims. The note bears interest at an annual rate of 2%. Management of the Company anticipates this note receivable will be fully collected during 2009. Accordingly, the amount has been classified as current in the accompanying December 31, 2008 balance sheet and no reserve for doubtful accounts has been established related to this receivable.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

3.	Line of Credit and Long-Term Debt

Under the terms of the Company’s $400,000 line of credit agreement with a financial institution, any borrowings bear interest at the financial institution’s prime rate (3.25% at December 31, 2008) and are secured by the Company’s land and building.  This line of credit is due on demand.  At December 31, 2008, the Company had $400,000 available under this agreement.

Long-term debt is summarized as follows as of December 31:
	2008	2007
Note payable, secured by land and a building, due in monthly installments of $6,751 through May 2010, including interest at 6%, with the remaining balance due June 2010	$670,871	$714,639
Note payable, secured by a vehicle, due in monthly installments of $1,142, including interest at 7.75%, through September 2012	44,366	54,168
	715,237	768,807
Less portion classified as current	51,490	52,626
Long-term portion	$663,747	$716,181

Land and building securing the line of credit and note payable has a carrying amount of $780,049 and a vehicle securing a note payable has a carrying amount of $46,142 at December 31, 2008.

Aggregate maturities of the Company’s long-term debt as of December 31, 2008, are as follows:

2009	$51,490
2010	641,407
2011	12,390
2012	9,950
$715,237

4.  Lease

The Company leased certain office space at its main office to a tenant who also serves as the Company’s general counsel.  The lease agreement was mutually terminated during 2008.  Rental income under this agreement was $22,500 in 2008 and $7,500 in 2007.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

5.      Concentration of Risk

Periodically, the Company has cash on deposit with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) limits.  Balances in excess of the insurance limits are subject to the risk the financial institution will not pay upon demand.  At December 31, 2008, the Company’s balances on hand with financial institutions exceed the FDIC coverage by approximately $111,000.

6.  Use Agreement

In 2006, the Company entered into a use agreement whereby the user was allowed exclusive use of certain research data of the Company on product failure or failure patterns and quarterly updates of such data.  The use agreement called for an initial payment of $50,000 and monthly payments of $5,000 beginning September 1, 2006, and continuing over the term of the agreement. In August 2007, the user terminated the use agreement within the terms of the agreement. As a result of the termination, the Company recognized an additional $22,482 of use agreement revenue in 2007.  The Company had revenues totaling $82,167 in 2007 related to this agreement.

7.      Income Taxes

For tax purposes the Company has federal net operating loss (“NOL”) carryovers which are available to offset future taxable income.  These NOL carryovers expire as follows:

Year	Year of	NOL
Generated	Expiration	Carryover

2000	2020	$12,696
2001	2021	88,508
2002	2022	114,597
2004	2024	53,238
2005	2025	89,993
		$359,032

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

7.      Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31:

	2008	2007

Deferred tax assets:
NOL carryovers	$122,071	$167,122
Deferred revenue	49,777	48,628
Expenses not currently deductible	138,966	138,966
Accrued legal settlement	95,725	11,487
Reserve for doubtful accounts	11,487	19,145
Other	523	523
Total deferred tax assets	418,549	385,871
Valuation allowance	(382,503)	–
Net deferred tax assets	36,046	385,871
Deferred tax liability – tax over book depreciation	(36,046)	(16,861)
Net deferred tax assets (including $79,343 in 2007 classified as current)	$–	$369,010

FASB Statement No. 109, Accounting for Income Taxes, requires the Company to periodically assess whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax assets.  The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and NOL carryovers within the applicable carryover periods as previously discussed.  As more fully described in Note 11, during 2008, the Company signed a Settlement Agreement and Asset Purchase Agreement providing for the Company to transfer all of its assets, except $250,000, to a Tennessee limited liability company which will also assume all of the Company’s liabilities, on a future closing date.  As such, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax assets.  Accordingly, the valuation allowance was increased to $382,503 in 2008.

The reconciliation of income tax expense attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax benefit recorded is as follows for the years ended December 31:

	2008	2007

Income tax at U.S. statutory rates of 34%	$(38,012)	$28,049
Effect of permanent differences	1,259	3,630
State income taxes	–	3,741
Increase in valuation allowance	382,503	–
Other	23,260	2,327
	$369,010	$37,747

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

8.      Employee Stock Options

The Company has no formal stock option plan. However, in November 2002, the Company issued to employees options to acquire 8,028,000 shares of the Company’s common stock (8,000,000 of which were issued to five employees who are also board members).  These options vested at the rate of 20% annually beginning at the grant date and expire upon termination of employment.  As of December 31, 2008 and 2007 the Company has issued options to purchase 8,000,000 shares of the Company’s common stock which are outstanding and exercisable at an exercise price of $0.11 per share. As a result, the Company has reserved 8,000,000 shares of common stock for future issuance.

As more fully described in Note 11, during 2008, the Company signed a Settlement Agreement and Asset Purchase Agreement providing for, among other things, the cancellation of the above options, on a future closing date.

9.      (Loss) Earnings Per Share Data

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

The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31:

	2008	2007
Basic and diluted:
Net (loss) income	$(480,810)	$44,750
Average shares outstanding	20,105,867	20,157,790
Basic and diluted (loss) earnings per share	$(0.02)	$0.00

10.      Commitments and Contingencies

During March 2008, the Company reached a tentative settlement on an outstanding lawsuit related to certain investigative reports prepared by the Company for $30,000.  Accordingly, the Company has recorded a liability related to this matter as of December 31, 2007.  The Company’s 2008 proposed settlement of another lawsuit is discussed in Note 11.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

11.       Proposed Settlement

During 2006, the Company was named, along with its three largest stockholders, as a defendant in a lawsuit by certain related investment companies that are also stockholders of the Company. The lawsuit alleges, among other things, the defendants violated certain securities laws, misrepresented facts and breached certain contracts and fiduciary duties.

On September 29, 2008, the Company signed a Settlement Agreement and Asset Purchase Agreement (the “Agreement”) with the plaintiffs providing for DPI to transfer all of its assets, except $250,000 (the “Excluded Amount”), to a Tennessee limited liability company (the “Tennessee Company”) which will also assume all of the Company’s liabilities. The effective date of the Agreement is expected to be March 31, 2009.

The Tennessee Company will be owned by three of the Company’s current directors. As part of the settlement, the pending litigation against the Company and its directors discussed above will be dismissed and the Company’s management will cancel 6,459,877 shares of common stock of the Company and sell to the plaintiffs 3,000,000 shares of common stock for nominal consideration. Under the Agreement, the Company will pay the entire $250,000 Excluded Amount to one of the plaintiffs.  Accordingly, the Company has recorded a liability and expense of $250,000 related to this matter as of December 31, 2008.  Following the closing contemplated by the Agreement, the Company will have no assets and no liabilities and will have 13,645,990 shares of common stock outstanding in contrast to 20,105,867 outstanding as of March 23, 2009.  The plaintiffs in the litigation will designate the Company’s new officers and directors and will have majority control of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

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

In order to mitigate this material weakness to the fullest extent possible, the Company currently engages external assistance in the recording of certain transactions and the preparation of all financial reports included in our quarterly and annual financial statements. As more fully described in this annual report, the Company signed a Settlement Agreement and Asset Purchase Agreement with an expected closing date of March 31, 2009.  Upon consummation of the agreement, the Company will be left with no assets or liabilities and no employees.  However, if the agreement is not consummated ,in the future, the Company intends to more frequently engage external assistance, implement additional control procedures and as finances allow, hire sufficient accounting staff. Management believes these actions, once fully implemented, will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Item 9B.              Other Information

Reports on Form 8-K.

During the period commencing the last quarter of the period covered by this Report until the date of filing of this Report, the Company was not required to, and did not, file any Current Reports on Form 8-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

(a) Identity of our current directors and executive officers.

Name	Age	Positions with the Company

John Van Zyll	68	Chairman of the Board, Chief Executive Officer

Marvin Stacy	75	Chief Operating Officer and Director

Ann M. Furlong	56	Secretary and Director

Warren Wankelman	65	Director and Vice President of Marketing

Matt Walters	37	Director and Chief Information Officer

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

Section 16 Reporting

No person who, during the year ended December 31, 2008, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon representations received by the Company from any reporting person that no Form 5 is required.

Code of Ethics

In April 2005 the Company adopted a Code of Ethics applying to its executive officers. Such Code of Ethics was filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Board Committees

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company is under no legal obligation to establish an audit committee and has elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee. The Company may establish an audit committee in the future if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Item 11. Executive Compensation.

    The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Chief Executive Officer for his services to the Company during the fiscal years ended December 31, 2008 and December 31, 2007. No executive officer of the Company or any other person received total compensation from the Company of $100,000 or more during such fiscal years.

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards	Non- Equity Incentive Plan Compensa tion ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John VanZyll CEO, CFO and Director	12/31/2008 12/31/2007	69,108 71,435	0 15,000	0 0	0 0	0 0	0 0	69,108 84,435

Compensation of Directors

During the fiscal year ended December 31, 2008, no officer or director received any type of compensation from our Company for serving as a director. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 13, 2009 regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person known to us which beneficially owns in excess of five percent of the common stock. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

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

 (1) Based upon 20,105,867 shares of our common stock issued and outstanding as of March 13, 2009. The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after March 14, 2008. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

All five of our directors are employees of the Company and none is independent, as such term is defined by a national securities exchange or an inter-dealer quotation system.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to us for the fiscal years ended December 31, 2008 and December 31, 2007 by Coulter & Justus, P.C. (”C&J”):

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2008	December 31, 2007

Audit Fees (1)	$66,824	$47,073
Audit Related Fees	$–	$–
Tax Fees (2)	$4,074	$4,363
All Other Fees (3)	$–	$322

(1) Consists of fees billed for professional services rendered for the audit of the financial statements of the Company as of December 31, 2008 and December 31, 2007 and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q for the quarters during such fiscal years.

(2) Consists of tax filing and tax related compliance and other advisory services.

(3) Consists of annual renewal fee for software provided to the Company.

Our Board of Directors determined that the provision of the above non-audit services was compatible with C&J maintaining its independence.

Pre-Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company’s independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company’s independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to C&J in 2008 and 2007 were pre-approved by the Board of Directors.

Item 15. Exhibits and Financial Statement Schedules.

(a)  Exhibits

Exhibit
Number	Description

2.1	Share Exchange Agreement between with Diversified Product Inspections, Inc., a Florida corporation filed with the Commission on Form 8-K on March 6, 2001 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Company.*.

3.2	Bylaws of the Company. *

3.3	Agreement and Plan of Merger between the Company and Diversified Product Inspections, Inc., a Florida corporation.*

3.4	Certificate of Merger of Diversified Product Inspections, Inc., a Florida corporation filed into the Company filed with the Florida Secretary of State.*.

3.5	Certificate of Merger of Diversified Product Inspections, Inc., a Florida corporation filed into the Company filed with the Delaware Secretary of State.*

10.1
Diversified Product Inspections, Inc. Year 2001 Employee/Consultant Stock Compensation Plan filed as an Exhibit to the Company's registration statement on Form S-8 filed with the Commission on March 6, 2001 and incorporated herein by reference.

10.2
Purchase and Sale Agreement and Escrow Instructions dated as of December 21, 2004 between TN-801 Tri-County, LLC and the Company. Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the “2004 10-KSB”).

10.3
Note for Business and Commercial Loans (Non-Revolving) in the principal amount of $800,000 dated December 21, 2004 from the Company to AmSouth Bank. Incorporated by reference to Exhibit 10.4 to the 2004 10-KSB.

10.4
Note for Business and Commercial Loans (Revolving), dated April 22, 2005 in the principal amount of $100,000 from the Company to AmSouth Bank. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the “2005 10-KSB”).

10.5
Settlement Agreement and Asset Purchase Agreement dated as of September 30, 2008 among Diversified Product Inspections, LLC, a Tennessee limited liability company, the Company, John Van Zyll, Ann Furlong, and Marvin Stacy, Sofcon, Limited, EIG Venture Capital, Limited, and EIG Capital Investments Limited. Incorporated by reference to Annex A to the Company’s definitive proxy statement for its special meeting of shareholders held on March 26, 2009, filed on  February 13, 2009.

14.1	Code of Ethics. Incorporated by reference to Exhibit 10.5 to the 2005 10- KSB.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

(b) Financial Statement Schedules

None.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Product Inspections, Inc.

Dated: March 31, 2009	By:	/s/ John Van Zyll

John Van Zyll
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ John Van Zyll
John Van Zyll	Chairman of the Board	March 31, 2009

/s/ Marvin Stacy
Marvin Stacy	Chief Operating Officer and Director	March 31, 2009

/s/ Ann M. Furlong
Ann M. Furlong	Secretary and Director	March 31, 2009

/s/ Warren Wankelman
Warren Wankelman	Director	March 31, 2009

/s/ Matt Walters
Matt Walters	Director	March 31, 2009