Form 10-Q
period 2009-03-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2009-05-15
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  0-25429

Diversified Product Inspections, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-3087128
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Williams, Williams, Rattner & Plunkett, PC
380 North Old Woodward Ave. Suite 300 Birmingham, Michigan	48009
(Address of principal executive offices)	(Zip Code)

(248) 530-0725
(Registrant’s telephone number, including area code)

1059 East Tri-County Blvd., Oliver Springs, TN 37840/December 31
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2009
Common Stock, $0.01 par value per share	13,645,990 shares

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Diversified Product Inspections, Inc.

Condensed Balance Sheets

	March 31	December 31
	2009	2008
	(Unaudited)
Assets

Cash	$493,011	$505,812
Accounts receivable, net of reserve for doubtful accounts of $30,000 in 2009 and 2008	293,843	225,943
Note receivable	74,885	74,885
Prepaid expenses and other assets	21,615	32,615
Property and equipment:
Land	96,250	96,250
Building and building improvements	757,645	757,645
Equipment, furniture and fixtures	361,360	359,940
Vehicles	132,949	132,949
	1,348,204	1,346,784
Less accumulated depreciation and amortization	446,460	430,437
Net property and equipment	901,744	916,347

Total assets	$1,785,098	$1,755,602
Liabilities and stockholders’ equity

Accounts payable and accrued expenses	$180,771	$60,026
Accrued salaries	37,751	27,631
Accrued settlement of lawsuit	230,000	250,000
Deferred revenues	125,000	130,000
Notes payable	701,426	715,237
Total liabilities	1,274,948	1,182,894

Stockholders’ equity	510,150	572,708

Total liabilities and stockholders’ equity	$1,785,098	$1,755,602

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Operations (Unaudited)

	Three months ended
	March 31
	2009	2008
Revenues	$676,870	$567,612

Operating expenses:
Salaries	380,593	352,465
Depreciation and amortization	16,023	20,143
General and administrative	332,752	206,610
Total operating expenses	729,368	579,218

Operating loss	(52,498)	(11,606)

Other (expense) income
Interest expense	(10,060)	(11,944)
Rent income	–	7,500
Net other expense	(10,060)	(4,444)

Loss before income taxes	(62,558)	(16,050)

Deferred income tax benefit	–	6,285

Net loss	$(62,558)	$(9,765)

Basic and diluted loss per common share	$(0.00)	$(0.00)

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2008	20,105,867	$201,058	$1,998,586	$(1,146,126)	$1,053,518
Net loss for 2008	–	–	–	(480,810)	(480,810)
Balance at December 31, 2008	20,105,867	201,058	1,998,586	(1,626,936)	572,708
Net loss for three months ended March 31, 2009	–	–	–	(62,558)	(62,558)
Balance at March 31, 2009	20,105,867	$201,058	$1,998,586	$(1,689,494)	$510,150

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2009	2008

Operating activities
Net loss	$(62,558)	$(9,765)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	16,023	20,143
Deferred income tax benefit	–	(6,285)
Provision for bad debts	–	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	(67,900)	104,365
Prepaid expenses and other assets	11,000	(23,504)
Accounts payable and accrued expenses	120,745	(28,149)
Accrued salaries	10,120	5,772
Accrual for settlement of lawsuit	(20,000)	–
Deferred revenues	(5,000)	(10,000)
Net cash provided by operating activities	2,430	32,577

Investing activities
Purchases of equipment	(1,420)	(10,478)

Financing activities
Principal payments on notes payable and capital lease obligation	(13,811)	(19,144)

Net change in cash	(12,801)	2,955

Cash at beginning of period	505,812	462,442
Cash at end of period	$493,011	$465,397

See accompanying Notes to Condensed Financial Statements.

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited)

March 31, 2009

1.  Basis of Presentation

The accompanying unaudited condensed financial statements of Diversified Products Inspections, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.   Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited) (continued)

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 5, the Company has disposed of its operating business. The Company will continue to incur costs that are necessary for it to remain an active public company. These ongoing costs are expected to be funded by a related party, and the resultant obligations will accrue interest until repaid.

The Company’s primary plan and objective going forward is to seek out and pursue a transaction with a business enterprise that might have a desire to take advantage of the Company’s status as a public corporation. There is no assurance that the Company will acquire a favorable business opportunity through such a transaction. In addition, even if the Company is involved in such a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s common stock will be increased thereby.

The financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Income Taxes

The Company has not recorded any income tax benefit for the three months ended March 31, 2009. The Company has recorded an income tax valuation allowance equal to the benefit of income tax carryforward because of the uncertain nature of realization.

4. Loss per Share

Basic loss per share assumes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common stock outstanding during each period.  Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended
	March 31
	2009	2008
Basic and diluted:
Net loss	$(62,558)	$(9,765)
Average shares outstanding	20,105,867	20,105,867
Basic and diluted loss per share	$(0.00)	$(0.00)

Diversified Product Inspections, Inc.

Notes to Condensed Financial Statements (Unaudited) (continued)

5. Settlement Agreement and Discontinued Operations

During 2006, the Company was named, along with its three executive officers, as a defendant in a lawsuit by certain related investment companies that are also stockholders of the Company. The lawsuit alleged, among other things, the defendants violated certain securities laws, misrepresented facts and breached certain contracts and fiduciary duties.

On April 30, 2009, the Company closed on its Settlement Agreement and Asset Purchase Agreement (the “Agreement”).  In accordance with the Agreement, the Company discontinued operations and transferred all of its assets, except $250,000 (the “Excluded Amount”), to a Tennessee limited liability company (the “Tennessee Company”) which also assumed all of the Company’s liabilities.  All officers and directors resigned as of April 30th, and a representative of the plaintiffs became the sole officer and director.

The Tennessee Company is owned by the three former executive officers. As part of the settlement, the pending litigation against the Company and its executive officers discussed above was dismissed and the Company’s management canceled 6,459,877 shares of common stock of the Company and sold to the plaintiffs 3,000,000 shares of common stock for nominal consideration. Under the Agreement, the Company paid at closing the entire remaining Excluded Amount of $230,000 ($20,000 was disbursed during the quarter) to one of the plaintiffs.  Accordingly, the Company has a liability of $230,000 related to this matter recorded as of March 31, 2009

Following the closing on April 30, 2009, the Company had no assets and no liabilities and had 13,645,990 shares of common stock outstanding in contrast to 20,105,867 outstanding as of March 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

This Quarterly Report on Form 10-Q for the period ended March 31, 2009 should be read in conjunction with our unaudited financial statements included as part of this Form 10-Q Report.

As more fully described in Note 5 of our financial statements above, on April 30, 2009, we ceased operations and closed on our Settlement Agreement and Asset Purchase Agreement pursuant to which $230,000 was paid to a plaintiff to settle material litigation,   and our remaining assets and liability were transferred to a separate entity owned by the previous executive officers of the Company.

As a shell corporation controlled by the former plaintiffs in the now settled litigation, the current officer and director expects to make one or more acquisitions in order to seek to provide shareholder value. He may or may not have an interest in any future companies acquired by the Company. There can be no assurances any acquisitions will be consummated or, if they are, successful. Regardless, any acquisitions will dilute existing shareholders.

The following paragraphs relate to our prior business and have no relevance to our current or future operations.

Results of Discontinued Operations

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Our revenues increased from $567,612 for the three months ended March 31, 2008 to $676,870 for the three months ended March 31, 2009, or by 19.5% due to our performing more engineering investigations over the same period in 2008, continuing our trend of the past two quarters.

Our total operating expenses for the three months ended March 31, 2009, were $729,368, a increase of $150,150, or 25.9% compared to the same period in 2008.  Salary expense increased $28,128 or 8.0%, primarily due to additional employees needed to support additional investigations. Our general and administrative expenses increased $126,142 or 61.1%, mainly due to professional fees related to the Settlement Agreement and Asset Purchase Agreement previously discussed.

Net loss for the three months ended March 31, 2009 was $62,558 or less than $0.01 per share compared to a net loss of $9,765 or less than $0.01 per share for the three months ended March 31, 2008, mainly reflecting our increased professional fees offset somewhat by our increase in revenues.

Liquidity and Capital Resources

As more fully described in Note 5 of our financial statements above, on April 30, 2009, we closed on our Settlement Agreement and Asset Purchase Agreement (the “Agreement”) pursuant to which all assets and liabilities of the Company were distributed to a separate company owned by the Company’s directors leaving the Company as a public shell.

The Company’s future expected sources of working capital  will be loans or equity investments from our  majority shareholders.  These  expenses will primarily consist of legal and accounting and auditing expenses  incurred by the Company to make all necessary filings with the Securities and Exchange Commission and related public company expenses as well as any necessary due diligence expenses related to future acquisitions.

Critical Accounting Policies

The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts in the financial statements and accompanying notes. Item 7.  Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, describes these critical accounting policies. Going forward, future accounting estimates will depend upon the nature of any acquisitions we make.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Not applicable to smaller reporting companies.

Item 4T. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, who is also the chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our then principal executive officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Presently with the lack of operations, the current principal executive officer believes that the disclosure controls and procedures in place are effective.

(b) Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2009, the Company made no changes in the control procedures related to financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company was sued during 2008 in Alabama state court by two individuals alleging multiple theories of liability pertaining to a faulty clothes dryer.  On March 30, 2009, the Company settled the lawsuit for $20,000, which sum was credited against the $250,000 the Company was required to pay to settle the 2006 lawsuit discussed below.

During 2006, the Company was named, along with its three largest shareholders, as a defendant in a lawsuit by Sofcon, Ltd., EIG Venture Capital, Ltd., and EIG Capital Investments, Ltd. (investment companies that are also shareholders of the Company).  The lawsuit alleged, among other things, the defendants violated certain securities laws, misrepresented facts and breached certain contracts and fiduciary duties.

On September 29, 2008, the Company signed the Agreement providing for it to transfer all of its assets, except $250,000, to a Tennessee corporation (the “Tennessee Corporation”) which will assume all liabilities. The Agreement was finalized on April 30, 2009. See Note 5 of the financial statements for further information on the Agreement.

Item 1A. Risk Factors

         Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

On March 26, 2009, a special meeting of the shareholders was held to approve the sale of substantially all of the assets of the Company to its then current management, which would then operate the business as a private company. For further details on the matter, please see the Schedule 14A issued on February 13, 2009.

The matter was passed with 15,856,886 votes for the matter and 241,916 votes against the matter.

Item 5. Other Information

       None

Item 6. Exhibits.

Certain material agreements contain representations and warranties, which are qualified by the following factors: (1) the representations and warranties contained in any agreements filed with this Report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts; (2) the agreement may have different standards of materiality than standards of materiality under applicable securities laws; (3) the representations are qualified by a confidential disclosure schedule that contains some nonpublic information that is not material under applicable securities laws; (4) facts may have changed since the date of the agreements; and (5) only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

No.	Description	Incorporated by Reference
10.1	Settlement and Asset Purchase Agreement dated September 30, 2009	Contained as Annex A to the Schedule 14A filed on February 13, 2009

10.2	Bill of Sale	Contained as Exhibit A to Annex A to the Schedule 14A filed on February 13, 2009

10.3	First Amendment to the Settlement and Asset Purchase Agreement dated September 30, 2009	Contained as Annex B to the Schedule 14A filed on February 13, 2009

10.4	Second Amendment to the Settlement and Asset Purchase Agreement dated September 30, 2009	Contained as Annex C to the Schedule 14A filed on February 13, 2009

31.1	Certification of Principal Executive and Financial Officer pursuant (Section 302)	Furnished with this Report

32.1	Certification of Principal Executive and Financial Officer (Section 906)	Filed with this Report

99.1	Mortgage Release	Filed with this Report

99.2	Mortgage Release	Filed with this Report

99.3	Acknowledgement of Payment of Line of Credit and Note	Filed with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Product Inspections, Inc.
(Registrant)

Date: May 15, 2009	/s/ Jan Telander
Jan Telander
President, Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)