Form 10-KT
period 2009-04-30
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2009-08-13
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 31, 2008 to April 30, 2009

Commission file number:  0-25429

Diversified Product Inspections, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-3087128
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Williams, Williams, Ratner and Plunkett, PC 380 North Old Woodward Ave. Suite 300 Birmingham, Michigan	48009
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (248) 530-0725

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐          No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐          No  ☒

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
Yes ☐          No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $136,352 based on the closing price of such stock on June 30, 2008.  For purposes of the computation we consider all directors, management and holders of 10% or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of June 30, 2008 was 5,244,293. The registrant has no outstanding non-voting stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2009
Common Stock, $0.0001 par value per share	19,890,047 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
(insert after disclosure of aggregate market value of securities as of last day of second fiscal quarter):

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐          No ☐

i

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Reform Act of 1995 including  the adequacy of our working capital and our acquisition plans.  In addition to these statements, trend analyses and other information including words such as “seek,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions are forward looking statements. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.  We anticipate that some or all of the results may not occur because of factors which we discuss in the “Risk Factors” section.

PART I

Item 1.	Business.

General

Diversified Product Inspections, Inc. (the “Company”) was incorporated in Florida on April 23, 1998 and reincorporated in Delaware on December 12, 2008.  The Company maintained operations as described below until closing a Settlement and Asset Purchase Agreement (the “Agreement”) and was a shell corporation with no assets, revenues or operations until the acquisition of a condominium unit on July 28, 2009.  The purchase of this condominium unit initiated our planned new business operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan, where we believe favorable investment opportunities exist based on current market conditions.

Recent Developments

Settlement Agreement and Asset Purchase Agreement

On April 30, 2009 we ceased operations and closed the Agreement pursuant to which $230,000 was paid to a plaintiff to settle material litigation, and our remaining assets and liabilities were transferred to a separate entity owned by the previous executive officers of the Company.
Prior to the closing of the Agreement, the Company specialized in conducting investigations and laboratory analysis of a wide variety of products to determine the cause and origin of product failures.  The Company’s primary customers consisted of national insurance companies that were interested in subrogating claims to recover losses.  Subrogation is a legal principle, which provides that, to the extent an insurer has paid for a loss, the insurer receives the policyholder’s right to recover from any third party that caused the loss.  The Company is now controlled by the former plaintiffs in the now settled litigation.

Amendments to our Articles of Incorporation

On July 8, 2009, the Company filed a Certificate of Amendment to the Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000, par value $.01 per share to 250,000,000, par value $.0001 per share.  The Certificate of Amendment also authorized the issuance of 10,000,000 shares of a new class of preferred stock, par value $.0001 per share, with such rights, preferences and limitations as the Board of Directors may designate.

On July 23, 2009, the Company filed a Certificate of Ownership in the State of Delaware providing for the merger of its wholly-owned subsidiary, ProGreen Properties, Inc. into the Company, and in this merger changing the name of the Company from Diversified Product Inspections, Inc. to ProGreen Properties, Inc.  The change of the Company’s name to ProGreen Properties, Inc. will not become effective until it is approved by the Financial Industry Regulatory Authority as effective for trading purposes in the OTC Bulletin Board market.

Stock Subscription

On July 22, 2009, we entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, our Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of  97,751,710 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a fixed price of $0.01023 per share, in three tranches: (1) the Phase I tranche consisted of 5,767,350 shares of Common Stock for a total purchase price of $59,000, to be purchased by the EIG on or before July 16, 2009; (2)  the Phase II tranche consists of 43,108,504 shares of Common Stock for a total purchase price of $441,000, to be purchased by the EIG on or before December 31, 2009; and the Phase III tranche consists of 48,875,855 shares of Common Stock for a total purchase price of $500,000 to be purchased by the EIG on or before July 16, 2010. The shares compromising each of the tranches in Phases I through III may be purchased in one or more installments by the EIG; provided, that the number of shares required to be purchased in each tranche is purchased in its entirety by the final purchase date specified for the entire tranche.  EIG has completed its purchase of the first tranche of 5,767,350 shares.

Our Planned Business

Our plan is to purchase income-producing residential real estate apartment homes, condominiums and houses where we believe favorable investment opportunities exist based on market conditions at the time of the investment. We are initially concentrating on the Michigan market, and on July 28, 2009, have purchased our initial property, a condominium located in Oakland County, Michigan. Our cost was approximately $52,000; we paid cash rather than incur mortgage debt.

We will have to raise additional capital to purchase residential properties. We have no third party commitments for the capital we will require for these planned investments. Despite the very challenging economic conditions, we believe this is a good time to purchase income producing residential properties for the rental market. Our investment objectives are to acquire properties that will generate stable rental cash flow and, over time, result in capital appreciation if, as and when the housing market improves. Although real estate investing is marked by its cycles, there can be no assurances that the housing market in general and the market in the greater Detroit, Michigan area will improve in the future.

We expect to own each property separately through a wholly-owned limited liability company for that particular property. This will permit us to limit our risk by isolating risks relating to a particular property solely to that property. Our property management strategy will be to deliver quality services, thereby promoting tenant satisfaction, maintaining high tenant retention, and enhancing the value of each of our operating real estate assets through eco-friendly improvements.

In analyzing the potential development of a particular project, we evaluate the geographic, demographic, economic, and financial data, including:
•	Households, population and employment growth;
•	Prevailing rental and occupancy rates in the market area, and possible growth in those rates; and
•	Location of the property in respect to schools and public transportation.

Environmental and Other Regulatory Matters

Under various federal, state, and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of hazardous or toxic substances on the property. Those laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to remediate the substances promptly, may adversely affect the owner’s ability to sell the real estate or to borrow using the real estate as collateral.

Insurance

We will carry comprehensive property, general liability, fire, and extended coverage on all of our existing properties, with policy specifications, insured limits, and deductibles customarily carried for similar properties.

Item 1A.     Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Relating to Our Business

Because we have a limited operating history to evaluate our company, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by a new company.

We were a shell company since the closing of the Agreement on April 30, 2009 until our initial purchase of the condominium discussed above on July 28, 2009 in pursuit of our new business plan. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities. Start-up companies often are unsuccessful and encounter unanticipated expenses and difficulties, investors should consider this risk in determining whether to purchase or sell our common stock.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

The severe recession, freezing of the global credit markets and the decline in the stock market which continues to affect smaller companies like us may adversely affect our ability to raise capital if we need additional working capital.Because we have not reported profitable operations to date, we may need to raise working capital. If adequate additional financing is not available on reasonable terms or at all, we may not be able to undertake expansion, and we will have to modify our business plans accordingly. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments will dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Because our business plan is to acquire residential housing, we are subject to all of the risks which affect residential real estate including the current severe decline

Real property investments are subject to varying degrees of risk and are relatively illiquid. Several factors may adversely affect the economic performance and value of our property and any properties acquired in the future. These factors include changes in the national, regional and local economic climates, local conditions such as, the attractiveness of our properties to residents, competition from other available property owners and changes in market rental rates. Our performance also will depend on our ability to collect rent from residents and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, which could increase over time. Sources of labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

Because real estate properties are illiquid and may be difficult to sell, particularly in a poor market environment like the present, we face future difficulties in selling these properties and may not be able to sell them at a profit.

Real estate investments are relatively illiquid, which limits our ability to react quickly to adverse changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. The current credit crunch may make it particularly difficult to sell our properties, because interested buyers may be unable to obtain the financing they need. We may be unable to sell our properties when we would prefer to do so to raise capital we need to fund our planned development and construction program or to fund distributions to investors.

As a company investing in residential real estate, we face leasing risks in our proposed residential real estate investment program.

Our success will depend in part on leasing to residents or tenants with acceptable terms. If our residential apartment homes, condominiums or houses are not leased on schedule and on the expected terms and conditions, the returns on the property could be adversely affected. Whether or not residential tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect will depend on a large variety of factors, many of which are outside our control.

Because our business model is to acquire residential property in the Detroit, Michigan area, we are subject to risks that affect that local area.

General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation in the greater Detroit market . The current economic climate, punctuated by a slumping housing market and rapid tightening of available credit, has resulted in a weak real estate market in this area, and these conditions may continue or become more severe in the future. In particular, unemployment is higher than  in other areas of the United States.

Because of environmental laws, we may have liability under environmental laws even though we did not violate these laws.

Under federal, state, and local environmental laws, ordinances, and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. If environmental problems arise, we may have to take extensive measures to remedy the problems, which could adversely affect our cash flow and operating results. The presence of hazardous or toxic substances or petroleum products and the failure to remediate that contamination properly may materially and adversely affect our ability to borrow against, sell, or lease an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

As an owner of real property, we will face risks related to ownership including mold and Chinese drywall.

Recently, there have been a large number of lawsuits against owners and managers of properties alleging personal injury and property damage caused by the presence of mold in real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We cannot provide any assurance that we will be able to obtain insurance coverage in the future for mold-related claims at a commercially reasonable price or at all. The presence of significant mold could expose us to liability to residents, tenants, and others if allegations regarding property damage, health concerns, or similar claims arise. Remediation of mold is expensive  and involves hiring a specialty contractor and may involve extensive renovations, which costs can not be passed on to tenants. Additionally, although still evolving, drywall from China has posed a major health risk and has rendered homes uninhabitable. This problem is relatively new and still evolving. We do not know if it will affect properties in our target market. If it affects properties we acquire, we will incur substantial remediation costs and the loss of income.

Failure to comply with the Americans with Disabilities Act or other similar laws could result in substantial costs.

A number of federal, state, and local laws and regulations (including the Americans with Disabilities Act) may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features that add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, which could have a material adverse effect on our results of operation.

Risks Related to Our Common Stock

Since we expect to incur expenses in excess of revenues for the near future, we may not become profitable and your investment may be lost.

We expect to incure losses for the foreseeable future.  We have not had revenues since the Agreement which closed on April 30, 2009, and may never be profitable, or, if we become profitable, we may be unable to sustain profitability.  As a result, your investment in our securities may be lost.

We may issue preferred stock without the approval of our stockholders with features, which could make it more difficult for a third party to acquire us and could depress our Common Stock price.

In the future, our board of directors may issue one or more series of preferred stock that has more than one vote per share without a vote of our stockholders. This can prevent a third party from acquiring us even when it is in our stockholders’ best interests and reduce the price of our Common Stock.

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the Over-the-Counter Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The Securities and Exchange Commission or SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

Due to factors beyond our control, our stock price may be volatile.

The market price for our Common Stock has been highly volatile at times.  As long as the future market for our Common Stock is limited, investors whol purchase our Common stock may only be able to sell them at a loss.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we acquire additional capital.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not currently have a physical principal office as all correspondence is temporarily ran through our corporate attorneys at c/o Williams, Williams, Ratner and Plunkett, PC, 380 North Old Woodward Ave., Suite 300 Birmingham, Michigan 48009.

Item 3.	Legal Proceedings.

The previously disclosed litigation brought against the Company by its current sole officer and director was settled as of April 30, 2009 as part of the closing of the Agreement. Final dismissal occurred in May 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

On March 26, 2009, our shareholders approved the Agreement, which permitted us to complete the asset sale, permit the litigation to be settled and effect a change in our control. The details of the shareholder vote were disclosed in our Form 10-Q for the quarter ended March 31, 2009, which is incorporated by reference.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol DPRI. The following table provides the high and low bid price information for our common stock for the periods indicated as reported by the Bulletin Board.  The last reported sale price of our common stock as reported by the Bulletin Board on July 1, 2009 was $0.031 per share.  As of that date, there were 530 record holders.

Year	Quarter Ended	Bid Prices
		High	Low
2009	March 31, 2009	$0.04	$0.01
	April 30, 2009	$0.06	$0.01
2008	March 31, 2008	$0.05	$0.03
	June 30, 2008	$0.04	$0.041
	September 30, 2008	$0.04	$0.35
	December 31, 2008	$0.04	$0.032

2007	March 31, 2007	$0.05	$0.03
	June 30, 2007	$0.09	$0.041
	September 30, 2007	$0.041	$0.035
	December 31, 2007	$0.036	$0.032

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

We have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder described below.

Name or Class of Investor	Date Sold	Title of Security	No. of Securities	Offering Price
EIG Venture Capital, Ltd.	July 21, 2009	Common Stock	5,767,350	$0.01023 per share

There were no issuances or repurchases by the Company of equity securities of the Company during the transition period ended April 30, 2009.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Company Overview

We were inactive from April 30, 2009 through July 28, 2009 when we acquired a condominium unit in suburban Detriot, Michigan.  We plan to focus our efforts on acquiring additional residential real estate properties in Michigan where the severe economic conditions present what we believe is an undervalued opportunity.  We believe that once the recession ends, improved local conditions will lead to appreciation in the real estate market.  Pending resale, our goal is to acquire properties that can be rented with positive cash flow.

Our primary expenses relate to our reporting obligations under the Securities Exchange Act of 1934 (“Exchange Act”), any costs relating to maintaining our current condominium investment including taxes and insurance and expenses related to the future acquisition of additional properties.

We currently have no employees.  Our management expects to confer with consultants, attorneys and accountants as necessary.

Critical Accounting Estimates

Our significant accounting policies during the periods presented are discussed in Note 1 to the financial statements.  These relate to our former business and may not be applicable in the future.  We consider the following accounting policies to have been the most critical:

·
Revenue Recognition - We recognized inspection report revenue when the earnings process was complete, which was typically after an investigation had been completed and the final written report had been reviewed and approved by management and submitted to the customer. Once the final report had been approved by management and submitted to the customer, the we had no further obligation to the customer in regards to this matter. Storage fee revenue was recognized on a pro-rata basis as earned.

·
Stock Options – We account for our stock options under the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation costs recognized include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

·
Property and Equipment - Our property and equipment is recorded at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets. We charge repairs and maintenance to expense as it is incurred.

·
Estimates - The preparation of financial statements required us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We based our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurances that actual results will not differ from those estimates. On an ongoing basis, we will evaluate our accounting policies and disclosure practices as necessary.

Resultsof Discontinued Operations

Results of Operations for the Four Month Transition Period Ended April 30, 2009 as Compared to Four Months Ended April 30, 2008

Our revenues increased from $767,070 for the four months ended April 30, 2008 to $924,024 for the four months ended April 30, 2009, or by 20.5% due to our performing more engineering investigations over the same period in 2008, continuing our trend of the second half of calendar 2008.

Our total operating expenses for the three months ended April 30, 2009, were $1,029,930, an increase of $209,698, or 25.6% compared to the same period in 2008.  Salary expense increased $40,156 or 8.5%, primarily due to additional employees needed to support additional investigations.  Our professional fees increased $126,437 or 93.4%, mainly due to professional fees related to the Agreement discussed above.  Our other general and administrative expenses increased by $51,908 or 43.2% due to additional costs to support higher revenue levels and timing of bad debt recognition.

Net loss for the four months ended April 30, 2009 was $118,888 or $0.01 per share compared to a net loss of $37,973 or less than $0.01 per share for the four months ended April 30, 2008, mainly reflecting our increased professional fees offset somewhat by our increase in revenues.

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

Other income and expense variances are mainly due to a $146,250 gain on the sale of 2.15 acres of vacant land in 2007, along with the accrued settlement of a lawsuit for $250,000, more fully described in Note 2 of our audited financial statements, that we recorded as a liability in 2008.  During 2007 we had an unrelated lawsuit settlement expense of $30,000.

Also, since, as more fully described in Note 2 of our audited financial statements, following the April 30, 2009 closing date of our Agreement, we have no assets and no liabilities.  Therefore, at December 31, 2008, we recognized $369,010 of deferred tax expense mainly to fully reserve our net deferred tax assets, as we cannot presently determine when we will be able to generate sufficient taxable income to realize these deferred tax assets.

Net loss for 2008 was $480,810 or $0.02 per share compared to a 2007 net income of $44,750 or less than $0.01 per share mainly reflecting our 2008 recognition of lawsuit settlement and deferred tax expenses offset by our improved operating results.

Liquidity and Capital Resources

We have limited working capital.  EIG Venture Capital Ltd., a company controlled by our Chief Executive Officer, has agreed to invest $1,000,000 through the purchase of 97,751,710 shares of common stock for $0.01023 per share in three equal installments with the first installment paid in July 2009 and the remaining installments due December 31, 2009 and July 16, 2010.

New Accounting Pronouncements

Note 1 to the accompanying audited Consolidated Financial Statements contained in this Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

See pages F-1 through F-7.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A(T)	Controls and Procedures.

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

In connection with this report, our former chief executive officer, who was also the chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation he concluded that our disclosure controls and procedures were not effective in alerting him in a timely manner to information relating to the Company required to be disclosed in this report.  However, as more fully described in this transition report, on April 30, 2009, the Company closed on its Settlement Agreement and Asset Purchase Agreement leaving the Company with no assets or liabilities and no employees, and presently, with the lack of operations, the current principal executive officer believes that the disclosure controls and procedures in place are effective.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our former chief executive officer, who was also the chief financial officer, of the effectiveness of our internal control over financial reporting. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on its evaluation of our disclosure controls and procedures, our management has concluded that during the period covered by this report, such disclosure controls and procedures were not effective and there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness mainly related to the lack of accounting staff that results in a lack of segregation of duties and the absence of accounting technical expertise necessary to maintain an effective internal control over financial reporting including preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit, and we do not have an audit committee.

In order to mitigate this material weakness to the fullest extent possible, for the period covered by this report, the Company engaged external assistance in the recording of certain transactions and the preparation of all financial reports included in our quarterly and annual financial statements. As more fully described in this annual report, on April 30, 2009, the Company closed on its Settlement Agreement and Asset Purchase Agreement leaving the Company with no assets or liabilities and no employees.  Presently, with the lack of operations, the current principal executive officer believes that the internal controls and procedures in place are effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the Board of Directors.  There are no family relationships among our directors or executive officers.

Name	Age	Position
Jan Telander	59	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Director Biography

Jan Telander   is the Company’s sole officer and sole director.  He has been the president of  EIG Venture Capital Ltd (“EVC”) since 2001.  EVC was founded by Mr. Telander and two other family members as a private investment company with an aim to purchase early stage companies and build these into larger entities with a view to seek exit through public listing on a suitable stock exchange.  From 2001 until May 31, 2008, Mr. Telander was a member of the Board of Directors of Gas Turbine Efficiency, Inc., an EIG portfolio company.  Mr. Telander also controls the other Plaintiffs in the litigation which was settled as part of the closing of the Agreement.

Audit Committee

We do not have an audit committee.

Audit Committee Financial Expert

Not Applicable.

Code of Ethics

Since we have no employees and only one officer and director, we have not adopted a code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of the forms filed with the SEC, we have determined that Matthew Walters and Warren Wankelman, each of whom were  directors of the Company through April 30, 2009, have not filed their Form 4’s in relation to stock options that they each cancelled as part of the Agreement.

Item 11.	Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us for the transition period from January 1, 2009 through April 30, 2009, and the fiscal years ended December 31, 2008 and December 31, 2007, to the person who served as our Chief Executive Officer (principal executive officer) through April 30, 2009.  No other executive officer of the Company or any other person serving at the end of the last fiscal year received total compensation exceeding $100,000.

2008 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Total
(a)	(b)	($)(c)	($)(d)	($)(j)

John Van Zyll, CEO,CFO,Director	April 30, 2009	20,977		20,977

	December 31, 2008	69,108	0	69,108

	December 31, 2007	71,435	15,000	86,435

Executive Employment Agreements

For purposes of this Report, the phrase “Named Executive Officer” refers to Mr. Van Zyll.  All employment arrangements ended with the April 30, 2009 closing.  We currently have no employees and do not compensate our sole officer and director.  Outstanding Equity Awards at Fiscal Year End

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our Named Executive Officer as of April 30, 2009.

Director Compensation

During the fiscal year ended April 30, 2009, no director received any type of compensation from our Company for serving as a director. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of July 17, 2009 by (i) those persons known by the Company to be owners of more than 5% common stock, (ii) directors, (iii) Named Executive Officer, and (iv) all executive officers and directors as a group:

		Amount and
		Nature of
	Name and	Beneficial	Percent of
Title of Class	Address of Beneficial Owner	Owner	Class

Directors and Executive Officers:		13,985,797	70.32%
Common Stock	Jan Telander (1)

	All directors and executive officers as a group	13,985,797	70.32%

5% Shareholders:
Common Stock	EIG Capital Ltd.	13,834,597	69.56%

*	Less than 1%
(1)            The business address of Jan Telander is 380 North Old Woodard Ave., Suite300, Birmingham, MI 48009. In addition to 151,200 shares owned directly, Mr. Telander beneficially owns a total of 13,834,597 shares indirectly through EIG Capital, Ltd., a controlled corporation. EIG Capital is the sole shareholder of EIG Venture Capital, Ltd., EIG Capital Investments, Ltd. and Sofcon, Ltd., which own directly 12,809,915, 270,100 and 754,582 shares of the Company’s Common Stock, respectively. Mr. Telander is the President and a director of each of EIG Venture Capital, Ltd., EIG Capital Investments, Ltd. and Sofcon, Ltd. and a director of EIG Capital, Ltd. and may therefore be deemed to beneficially own all of the securities owned by each of these entities.  This does not include 91,984,360 shares to be issued to EIG Venture Capital Ltd. upon future payment for Tranches II and III under the Subscription Agreement mentioned above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

As part of the Agreement, the Company transferred substantially all of its assets to Diversified Product Inspections, LLC, a Tennessee limited liability company controlled by the former management of the Company (the “Buyer”), and the Buyer assumed all of the Company’s liabilities.  At the same time, the plaintiffs in the pending litigation dismissed the litigation against the Company and its management.  Additionally, the former management sold 3,000,000 shares of common stock for $300 to one of the plaintiffs, which is controlled by Jan Telander.

On July 21, 2009 a company controlled by our Mr. Jan Telander, Chief Executive Officer entered into a Subscription Agreement with the Company for the purchase of 97,751,710 shares of the Company’s common stock at a price of $0.01023 per share to be purchased in three phases.  Phase one was paid in July, 2009 and the remaining two payments will be made by December 31, 2009 and July 16, 2010.

Principal Accountants Fees and Services

	Coulter &	Coulter &	Coulter &
	Justus, P.C.	Justus, P.C.	Justus, P.C.
	Four Months	Fiscal Year	Fiscal Year
	Ended April	Ended	Ended
	30, 2009	December 31,	December
		2008	31, 2008
Audit Fees (1)	$34,713	$66,824	$47,073
Audit Related Fees	$–	$–	$–
Tax Fees (2)	$2,847	$4,074	$4,363
All Other Fees(3)	$–	$–	$322

(1)
Audit fees – these fees relate to professional services rendered for the audit of the financial statements of the Company as of April 30, 2009, December 31, 2008, and December 31, 2007, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q during such transitional period or fiscal years, respectively.

(2)	Tax fees – these fees relate to tax flings, tax related compliance and other advisory services.
(3)	All other fees – these fees relate an annual renewal fee for software provided to the Company.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Financial Statements Schedule

(3) Exhibits

No.	Description	Incorporated By Reference

2.1	Share Exchange with Diversified Product Inspections, Inc., a Florida corporation	Form 8-K filed March 6, 2001

3.1	Certificate of Incorporation	Form 10-K filed March 31, 2009

3.2	Certificate of Amendment to the Certificate of Incorporation	Form 8-K filed July 28, 2009

3.3	Certificate of Ownership	Form 8-K filed July 28, 2009

3.4	By Laws	Form 10-K filed March 31, 2009

3.5	Agreement and Plan of Merger between the Company and Diversified Product Inspections, Inc., a Florida corporation	Form 10-K filed March 31, 2009

3.6	Certificate of Merger of Diversified Product Inspections, Inc., a Florida corporation filed into the Company filed with the Florida Secretary of State	Form 10-K filed March 31, 2009

3.7	Certificate of Merger of Diversified Product Inspections, Inc., a Florida corporation filed into the Company filed with the Delaware Secretary of State	Form 10-K filed March 31, 2009

10.1	Settlement and Asset Purchase Agreement dated September 30, 2009	Contained as Annex A to the Schedule 14A filed on February 13, 2009

10.2	Bill of Sale	Contained as Exhibit A to Annex A to the Schedule 14A filed on February 13, 2009

10.3	First Amendment to the Settlement and Asset Purchase Agreement dated September 30, 2009	Contained as Annex B to the Schedule 14A filed on February 13, 2009

10.4	Second Amendment to the Settlement and Asset Purchase Agreement dated September 30, 2009	Contained as Annex C to the Schedule 14A filed on February 13, 2009

10.5	Subscription Agreement with EIG Venture Capital, Ltd. dated July 21, 2009	Form 8-K filed July 28, 2009

31.1	Certification of Principal Executive and Financial Officer (Section 302)	Filed with this Report

32.1	Certification of Principal Executive and Financial Officer (Section 906)	Furnished with this Report

99.1	Mortgage Release	Form 10-Q filed May , 2009

99.2	Mortgage Release	Form 10-Q filed May , 2009

99.3	Acknowledgement of Payment of Line of Credit and Note	Form 10-Q filed May , 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2009
Diversified Product Inspecitons, Inc.

By:	/s/ Jan Telander
Jan Telander
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan Telander	Director	August 13, 2009
Jan Telander

Diversified Product Inspections, Inc.

Financial Statements

April 30, 2009

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Director and Stockholders
Diversified Product Inspections, Inc.

We have audited the accompanying balance sheets of Diversified Product Inspections, Inc. (the “Company”), as of April 30, 2009, December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the four months ended April 30, 2009 and the years ended December 31, 2008 and December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Product Inspections, Inc. as of April 30, 2009, December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the four months ended April 30, 2009 and the years ended December 31, 2008 and December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Diversified Product Inspections, Inc. will continue as a going concern. As discussed in Note 10 to the financial statements, the Company’s disposal of its operating business raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 4, 2009
Knoxville, Tennessee

Diversified Product Inspections, Inc.

Balance Sheets

	April 30	December 31	December 31
	2009	2008	2007

Assets
Cash	$–	$505,812	$462,442
Accounts receivable, net of reserve for doubtful accounts of $30,000 in 2008 and $50,000 in 2007	–	225,943	276,482
Note receivable	–	74,885	–
Deferred income taxes	–	–	369,010
Prepaid expenses and other assets	–	32,615	23,655
Property and equipment:
Land	–	96,250	96,250
Building and building improvements	–	757,645	735,318
Equipment, furniture and fixtures	–	359,940	402,058
Vehicles	–	132,949	132,949
	–	1,346,784	1,366,575
Less accumulated depreciation and amortization	–	430,437	409,700
Net property and equipment	–	916,347	956,875

Total assets	$–	$1,755,602	$2,088,464

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued expenses	$–	$60,026	$78,423
Accrued salaries	–	27,631	28,783
Accrual for settlement of lawsuit	–	250,000	30,000
Deferred revenue	–	130,000	127,000
Notes payable	–	715,237	768,807
Capital lease obligation	–	–	1,933
Total liabilities	–	1,182,894	1,034,946

Stockholders’ equity:
Common stock:
Par value—$0.01 per share Authorized shares—50,000,000
Issued and outstanding shares—13,645,990 in 2009 and 20,105,867 in 2008 and 2007	136,460	201,058	201,058
Additional paid-in capital	1,609,364	1,998,586	1,998,586
Accumulated deficit	(1,745,824)	(1,626,936)	(1,146,126)
Net stockholders’ equity	–	572,708	1,053,518

Total liabilities and stockholders’ equity	$–	$1,755,602	$2,088,464

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Statements of Operations

	Four months ended April 30		Year ended December 31
	2009	2008	2008	2007
		(Unaudited)
Revenues:
Inspections	$825,080	$668,068	$2,383,029	$2,147,771
Storage fees	98,944	99,002	299,611	291,463
Use agreement	–	–	–	82,167
Total revenues	924,024	767,070	2,682,640	2,521,401

Operating expenses:
Salaries and related benefits	514,125	473,969	1,607,200	1,545,390
Professional fees	261,755	135,318	255,815	261,356
Shipping and handling costs	60,957	64,161	168,105	158,714
Depreciation and amortization	21,044	26,643	74,638	73,143
Other general and administrative	172,049	120,141	413,251	474,107
Total operating expenses	1,029,930	820,232	2,519,009	2,512,710
Operating (loss) income	(105,906)	(53,162)	163,631	8,691

Other income (expense):
Interest expense	(12,982)	(15,844)	(47,931)	(49,944)
Rent income	–	10,000	22,500	7,500
Gain on sale of land	–	–	–	146,250
Settlement of lawsuits	–	–	(250,000)	(30,000)
Net other (expenses) income	(12,982)	(5,844)	(275,431)	73,806

(Loss) income before income taxes	(118,888)	(59,006)	(111,800)	82,497

Income tax benefit (expense):
Current state income taxes	–	–	–	(3,741)
Deferred income tax benefit (expense)	–	21,033	(369,010)	(34,006)
Total income tax benefit (expense)	–	21,033	(369,010)	(37,747)
Net (loss) income	$(118,888)	$(37,973)	$(480,810)	$44,750

(Loss) earnings per share:
Basic	$(0.01)	$0.00	$(0.02)	$0.00
Diluted	$(0.01)	$0.00	$(0.02)	$0.00

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Statements of Stockholders’ Equity

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Stockholders’ Equity

Balance at January 1, 2007	20,180,867	$201,808	$1,997,836	$(1,190,876)	$1,008,768
Retired stock	(75,000)	(750)	750	–	–
Net income for 2007	–	–	–	44,750	44,750
Balance at December 31, 2007	20,105,867	201,058	1,998,586	(1,146,126)	1,053,518
Net loss for 2008	–	–	–	(480,810)	(480,810)
Balance at December 31, 2008	20,105,867	201,058	1,998,586	(1,626,936)	572,708
Stock canceled in settlement agreement	(6,459,877)	(64,598)	(389,222)	–	(453,820)
Net loss for four months ended April 30, 2009	–	–	–	(118,888)	(118,888)
Balance at April 30, 2009	13,645,990	$136,460	$1,609,364	$(1,745,824)	$–

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Statements of Stockholders’ Equity

For the Four Months Ended April 30, 2008 (Unaudited)

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Stockholders’ Equity

Balance at January 1, 2008	$20,105,867	$201,058	$1,998,586	$(1,146,126)	$1,053,518
Net loss	–	–	–	(37,973)	(37,973)
Balance at April 30, 2008	$20,105,867	$201,058	$1,998,586	$(1,184,099)	$1,015,545

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Statements of Cash Flows

	Four months ended April 30		Year ended December 30
	2009	2008	2008	2007
		(Unaudited)
Operating activities
Net (loss) income	$(118,888)	$(37,973)	$(480,810)	$44,750
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred income tax benefit	–	(21,033)	369,010	34,006
Change in provision for bad debts	–	(20,000)	(20,000)	–
Depreciation	21,044	25,459	72,862	69,591
Amortization	–	1,184	1,776	3,552
Gain on sale of land	–	–	–	(146,250)
Changes in operating assets and liabilities:
Accounts receivable	(58,201)	120,066	70,539	9,991
Note receivable	–	–	(74,885)	–
Prepaid expenses and other assets	(1,561)	(20,003)	(8,960)	(15,741)
Accounts payable and accrued expenses	174,043	11,676	(18,397)	20,630
Accrued salaries	(1,804)	(9,190)	(1,152)	7,008
Accrual for settlement of lawsuit	(250,000)	(30,000)	220,000	30,000
Deferred revenue	(5,524)	(11,000)	3,000	(31,333)
Net cash (used in) provided by operating activities	(240,891)	9,186	132,983	26,204

Investing activities
Proceeds from sale of land	–	–	–	200,000
Purchases of property and equipment	(1,420)	(10,478)	(34,110)	(95,206)
Net cash (used in) provided by investing activities	(1,420)	(10,478)	(34,110)	104,794

Financing activities
Proceeds from note payable	–	–	–	56,513
Principal payments on notes payable and capital lease obligations	(55,615)	(23,584)	(55,503)	(56,862)
Cash transferred in settlement agreement	(207,886)	–	–	–
Net cash used in financing activities	(263,501)	(23,584)	(55,503)	(349)

Net (decrease) increase in cash	(505,812)	(24,876)	43,370	130,649

Cash at beginning of year	505,812	462,442	462,442	331,793
Cash at end of year	$–	$437,566	$505,812	$462,442
Supplemental disclosures of cash flow information
Cash paid for interest	$12,982	$15,844	$47,931	$49,944

See accompanying Notes to Financial Statements.

Diversified Product Inspections, Inc.

Notes to Financial Statements

April 30, 2009

1. Significant Accounting Policies

Description of Business

As more fully described in Note 2, on April 30, 2009, Diversified Product Inspections, Inc. (the “Company”) ceased operations and closed on the Settlement Agreement and Asset Purchase Agreement (the “Agreement”) pursuant to which $250,000 was paid to settle material litigation.  The remaining assets and liabilities were transferred to a separate entity owned by the previous executive officers of the Company.

As a shell corporation controlled by the former plaintiffs in the now settled litigation, the current officer and director of the Company expects to make one or more acquisitions in order to seek to provide shareholder value. He may or may not have an interest in any future companies acquired by the Company. There can be no assurances any acquisitions will be consummated or, if they are, successful.

Many of the following disclosures relate to our prior business and have no relevance to our current or future operations.

During the periods presented, the Company specialized in conducting investigations and laboratory analysis of a wide variety of products to determine the “cause and origin” of product failures.  The Company’s primary customers consisted of national insurance companies that were interested in subrogating claims to recover losses.  Subrogation is a legal principle which provides that, to the extent an insurer has paid for a loss, the insurer receives the policyholder’s right to recover from any third party that caused the loss.  The Company accumulated a large database of known defective products that included photos and other documentation that were used in their investigations.  After an investigation was completed, the Company issued an inspection report related to the product failure.  The Company also provided storage of the evidence collected during the investigation, until it was requested by the customer to be disposed.

Change in Fiscal Year

On April 30, 2009, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to April 30 in order to better align the Company’s future operations and financial results with the closing date of its Agreement as more fully described in Note 2.

Major Customers and Credit Concentration

During the periods presented, the Company’s largest customers were national insurance customers.  During the four months ended April 30, 2009 and 2008, and the years ended December 31, 2008 and 2007, revenues from the largest of these individual customers accounted for approximately 29%, 13% and 11%; 21%, 13% and 12% (Unaudited); 23%, 13% and 10%; and 17% and 14%, of total revenues, respectively.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

1.  Significant Accounting Policies (continued)

Legal Costs

Legal costs associated with loss contingencies are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and the four months ended April 30, 2009 and 2008, and the years ended December 31, 2008 and 2007, totaled $2,351, $1,520 (Unaudited), $3,350 and $16,697, respectively.

Revenue Recognition

During the periods presented, the Company recognized inspection report revenue when the earnings process was complete, which was typically after an investigation had been completed and the final written report had been reviewed and approved by management and submitted to the customer.  Once the final report had been approved by management and submitted to the customer, the Company had no further obligation to the customer in regards to this matter.   Storage fee revenue was recognized on a pro-rata basis as earned.

Accounts Receivable

At April 30, 2009 the Company has no accounts receivable and no customers.  Two customers account for 25% and 11% each of total accounts receivable at December 31, 2008 and three customers accounted for 13% each of total accounts receivable at December 31, 2007.  During the periods presented, the Company charged accounts to bad debt expense as they were determined to be uncollectible based upon a review of aging and collections.  Credit losses, when realized, have been within the range of the Company’s expectations and, historically, have not been significant.

Diversified Product Inspections, Inc.

Notes to Financial Statements

1.  Significant Accounting Policies (continued)

Property and Equipment

At April 30, 2009, the Company has no property and equipment.  During the other periods presented, property and equipment was carried at cost.  Repairs and maintenance were charged to expense as incurred.  Depreciation was computed using the straight-line method over the estimated useful lives of the assets as follows:

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

Income Taxes

The Company files federal and state income tax returns.  The Company’s major tax jurisdictions in which it currently files income tax returns include federal (United States of America) and the state of Tennessee.   Tax jurisdictions subsequent to April 30, 2009, will depend upon the location of future operations.  The tax years that remain subject to examination for the Company’s major tax jurisdictions at April 30, 2009 include 2005 through 2009.  The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provision.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments approximates their carrying value based upon the type and nature of the financial instruments.

Diversified Product Inspections, Inc.

Notes to Financial Statements

1.  Significant Accounting Policies (continued)

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to 2009 classifications.

2.  Settlement Agreement

On April 30, 2009, the Company closed on its Settlement Agreement and Asset Purchase Agreement dated September 29, 2009, as amended (the “Agreement”) pursuant to which $250,000 was paid to the plaintiffs and the Company transferred all of its remaining assets to a Tennessee limited liability company (the “Tennessee Company”) which also assumed all of the Company’s liabilities.  The Company has a liability of $250,000 related to this matter recorded at December 31, 2008

The Tennessee Company is owned by three of the Company’s former directors, who were defendants in the litigation.  As part of the settlement, the pending litigation against the Company and its former directors was dismissed and the Company’s management resigned, canceled 6,459,877 shares of common stock of the Company, sold to the plaintiffs 3,000,000 shares of common stock for nominal consideration and canceled all options to purchase shares of the Company’s common stock.  Following the closing on April 30, 2009, the Company had no assets and no liabilities and 13,645,990 shares of common stock outstanding in contrast to the 20,105,867 shares outstanding prior to the closing.

Diversified Product Inspections, Inc.

Notes to Financial Statements

2. Settlement Agreement (continued)

In accordance with the Agreement, the transferred assets and assumed liabilities are summarized as follows:

Assets
Cash	$207,886
Accounts and notes receivable	359,029
Prepaid and other assets	34,176
Property, plant and Equipment, net	896,723
Total assets	$1,497,814

Liabilities
Accounts payable and accrued liabilities	$259,896
Deferred revenue	124,476
Note payable	659,622
Total liabilities	$1,043,994

3.  Note Receivable

During December 2008, the Company entered into an unsecured promissory note with a customer for payment of services rendered.  As more fully described in Note 2, this note receivable was transferred on April 30, 2009, in accordance with the Company’s Agreement.

4.  Line of Credit and Notes Payable

During April 2009, the Company mutually terminated without penalty its $400,000 line of credit agreement with a financial institution.  At April 30, 2009, the Company owed no amounts related to this agreement

During April 2009, the Company paid in full its vehicle note payable.  As more fully described in Note 2, the Company’s real estate note payable was assumed on April 30, 2009, in accordance with the Company’s Agreement.  The Company has obtained releases from the respective financial institution and owes no amount related to these notes payable at April 30, 2009.

5.  Lease

The Company leased certain office space at its main office to a tenant who also served as the Company’s general counsel.  The lease agreement was mutually terminated during 2008.  Rental income under this agreement was $10,000, $22,500, and $7,500 during the four months ended April 30, 2008 (Unaudited), and the years ended December 31, 2008 and 2007, respectively.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

6.  Income Taxes

For tax purposes the Company has federal net operating loss (“NOL”) carryovers which are available to offset future taxable income.  These NOL carryovers expire as follows:

Year	Year of	NOL
Generated	Expiration	Carryover

2000	2020	$12,696
2001	2021	88,508
2002	2022	114,597
2004	2024	53,238
2005	2025	89,993
2009	2029	369,284
		$728,316

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 30	December 31	December 31
	2009	2008	2007

Deferred tax assets:
NOL carryovers	$247,627	$122,071	$167,122
Deferred revenue	–	49,777	48,628
Expenses not currently deductible	–	138,966	138,966
Accrued legal settlement	–	95,725	11,487
Reserve for doubtful accounts	–	11,487	19,145
Other	–	523	523
Total deferred tax assets	247,627	418,549	385,871
Valuation allowance	(247,627)	(382,503)	–
Net deferred tax assets	–	36,046	385,871
Deferred tax liability – tax over book depreciation	–	(36,046)	(16,861)
Net deferred tax assets	$–	$–	$369,010

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

6.  Income Taxes (continued)

As a result of the transfer of depreciable assets to a Tennessee limited liability company (Note 2), the Company may have to recognize a taxable gain for the difference between the fair value of the fixed assets transferred and their net tax basis under applicable Internal Revenue Service codes, subject to the completion of an appraisal.  The estimate of this gain has not been included in the NOL carryover or related valuation allowance as the amount cannot be reasonably estimated.  Upon filing of the return and determination of the realized gain, the actual NOL carryover could change by a material amount, however, there would be no effect on  the net deferred tax asset recorded at April 30, 2009 as all benefits related to the NOL carryforward have been fully reserved.

FASB Statement No. 109, Accounting for Income Taxes, requires the Company to periodically assess whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax assets.  The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and NOL carryovers within the applicable carryover periods as previously discussed.  As more fully described in Note 2, on April 30, 2009, the Company transferred all of its assets to a Tennessee limited liability company which also assumed all of the Company’s liabilities, in accordance with the Company’s Agreement.  As such, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance was decreased by $134,876 to $247,627 in 2009 and increased to $382,503 in 2008.

The reconciliation of income tax expense attributable to continuing operations computed at the U.S. federal statutory tax rates to the income tax (benefit) expense recorded is as follows:

	Four months ended April 30		Year ended December 31
	2009	2008	2008	2007
		(Unaudited)
Income tax at U.S. statutory rates of 34%	$(40,421)	$(20,062)	$(38,012)	$28,049
Effect of permanent differences	1,137	577	1,259	3,630
State income taxes	–	–	–	3,741
Settlement agreement permanent differences	163,275	–	–	–
Decrease in valuation allowance	(134,876)	–	382,503	–
Other	10,885	(1,548)	23,260	2,327
Income tax (benefit) expense	$–	$(21,033)	$369,010	$37,747

7.  Employee Stock Options

The Company has no formal stock option plan. However, in November 2002, the Company issued to employees options to acquire 8,028,000 shares of the Company’s common stock (8,000,000 of which were issued to five employees who were also board members).  These options vested at the rate of 20% annually beginning at the grant date and expire upon termination of employment.  As of December 31, 2008, the Company had outstanding options to purchase 8,000,000 shares of the Company’s common stock.  In connection with the execution of the Company’s Agreement (Note 2) on April 30, 2009 all options outstanding were canceled.  There are no outstanding stock options at April 30, 2009.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

8.  Loss Per Share Data

Basic loss per share assumes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted loss per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options and warrants, using the treasury stock method of computing such effects.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Four months ended April 30		Year ended December 31
	2009	2008	2008	2007
		(Unaudited)
Basic and diluted:
Net (loss) earnings	$(118,888)	$(37,973)	$(480,810)	$(44,750)
Average shares outstanding	18,813,892	20,105,567	20,105,867	20,157,790
Basic and diluted (loss) earnings per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

9.  Selected Financial Data (Unaudited)

Selected unaudited financial data for the twelve months ended April 30, 2009 is as follows:

Total revenues	$2,839,594
Operating income	110,887
Net loss	(561,725)
Loss per basic share	(0.03)
Loss per diluted share	(0.03)

10.  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 2, the Company has disposed of its operating business. The Company will continue to incur costs that are necessary for it to remain an active public company. These ongoing costs are expected to be funded by a related party, and the resultant obligations will accrue interest until repaid.

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

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

10.  Going Concern (continued)

The financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

11.  Proposed Certificate of Incorporation Amendments

On May 21, 2009, our Board of Directors approved the amendments to our Certificate of Incorporation to increase our authorized Common Stock from 50,000,000 shares to 250,000,000 shares and to authorize a new class of 10,000,000 shares of Preferred Stock, as more fully described below.  Our Company also received the written consent for this amendment from a stockholder of our Company who is the beneficial owner of a majority of the outstanding shares of our Common Stock on May 21, 2009.  We have filed the Information Statement with the Securities and Exchange Commission and delivered the Information Statement to our stockholders of record and have met the 20 day period required by Rule 14c-2.  In accordance with the provisions of the General Corporation Law of the State of Delaware, our Company has filed a Certificate of Amendment to our Certificate of Incorporation to effect the amendment to increase our authorized Common Stock which will become effective upon acceptance of the filing by the Secretary of State of the State of Delaware

Increase in Authorized Common Stock

The amendment to the Company’s Certificate of Incorporation provides for an increase of the number of shares of Common Stock that the Company is authorized to issue from 50,000,000, par value $0.01 per share, to 250,000,000 par value $0.001.

The Board of Directors recommended the proposed increase in the authorized number of shares of Common Stock to insure that a sufficient number of authorized and unissued shares is available (i) to raise additional capital for the operations of the Company; (ii) to make options and shares available to employees, future non-employee directors and consultants of the Company as an incentive for services provided to the Company; and (iii) to have shares of Common Stock available for possible acquisitions. Such shares would be available for issuance by the Board of Directors of the Company without further action by the stockholders, unless required by the Company’s Certificate of Incorporation or by the laws of the State of Delaware.  Neither the presently authorized shares of Common Stock nor the additional shares of Common Stock that may be authorized pursuant to the proposed amendment carry preemptive rights.

There are currently no set plans or arrangements relating to the possible issuance of any additional shares of Common Stock proposed to be authorized.  We are not party to any agreements or understandings regarding any acquisitions, nor are any acquisitions under negotiation.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

11.  Proposed Certificate of Incorporation Amendments (continued)

Authorization of New Class of 10,000,000 shares of Preferred Stock

The amendment to the Company’s Certificate of Incorporation authorizes a new class of 10,000,000 shares of preferred stock, par value $0.001 per share, and authorizes the Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors.

The Company’s Certificate of Incorporation currently only permits the Company to issue shares of Common Stock.  This, the Company believes, has limited the Company’s flexibility in seeking additional working capital.  The Board of Directors has recommended that the Certificate of Incorporation be amended to authorize a class of 10,000,000 shares of Preferred Stock and to allow the Board of Directors of the Company the widest possible flexibility in setting the terms of Preferred Stock that may be issued in the future.  The Company will, therefore, be afforded the greatest flexibility possible in seeking additional financing, as the Board of Directors deems appropriate in the exercise of its reasonable business judgment. The Company currently has no commitments or plans for the issuance of any shares of Preferred Stock.

 Under the Amendment, the Board of Directors has the right, without further stockholder approval or action, to issue up to 10,000,000 shares of Preferred Stock, having such rights and preferences, including voting rights, as the Board of Directors may determine.  The ability of the Company to issue such shares of Preferred Stock may, under certain circumstances, make it more difficult for a third party to gain control of the Company (e.g., by means of a tender offer), prevent or substantially delay such a change of control, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock.

12.  Other Subsequent Events

In connection with the increase in authorized Common Stock (Note 11), on July 22, 2009, we entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, our Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of  97,751,710 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a fixed price of $0.01023 per share, in three tranches.  The Phase I tranche consisted of 5,767,350 shares of Common Stock for a total purchase price of $59,000, to be purchased by the EIG on or before July 16, 2009.  The Phase II tranche consists of 43,108,504 shares of Common Stock for a total purchase price of $441,000, to be purchased by the EIG on or before December 31, 2009; and the Phase III tranche consists of 48,875,855 shares of Common Stock for a total purchase price of $500,000 to be purchased by the EIG on or before July 16, 2010. The shares compromising each of the tranches in Phases I through III may be purchased in one or more installments by the EIG; provided, that the number of shares required to be purchased in each tranche is purchased in its entirety by the final purchase date specified for the entire tranche.  EIG has completed its purchase of the first tranche of 5,767,350 shares.

Diversified Product Inspections, Inc.

Notes to Financial Statements (continued)

12.  Other Subsequent Events (continued)

In July 2009, the Company formed ProGreen Properties, Inc. (ProGreen) as a wholly-owned subsidiary and merged ProGreen into the Company. In connection with the merger, the Company intends to change its name from Diversified Product Inspections, Inc. to ProGreen Properties, Inc.

In association with other restructuring plans, the Company has initiated a new business plan directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan where we believe favorable investment opportunities exist based on current market conditions.  On July 28, 2009, the Company paid approximately $50,000 cash for a condominium.