Form 10-Q
period 2009-07-31
DIVERSIFIED PRODUCT INSPECTIONS INC
filed 2009-09-14
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission File Number 000-30563

PROGREEN PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	59-3087128
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

380 North Old Woodward Ave., Suite 300, Birmingham, MI	48009
(Address of Principal Executive Offices)	(Zip Code)

(248) 530-0725

(Registrant’s Telephone Number, Including Area Code)

Diversified Product Inspections, Inc.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes                      ☒ No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 19,413,340 as of September 1, 2009.

PROGREEN PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KT for the year ended April 30, 2009.

The results of operations for the three months ended July 31, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Progreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Balance Sheets (Unaudited)

	July 31	April 30
	2009	2009

Assets
Current assets:
Cash	$13,547	$–
Prepaid expenses and other assets	1,873	–
Total current assets	15,420	–

Property and equipment:		–
Land	4,500
Building and building improvements	45,000	–
	49,500	–
Less accumulated depreciation and amortization	18	–
Net property and equipment	49,482	–

Total assets	$64,902	$–

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$6,684	$–
Advance from related party	13,000	–
Total current liabilities	19,684	–

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000,000 shares and 50,000,000 shares authorized, respectively; 19,413,340 shares and 13,645,990 shares outstanding, respectively	1,941	1,365
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized as of July 31, 2009; none issued	–	–
Additional paid-in capital	1,802,883	1,744,459
Accumulated deficit	(1,759,606)	(1,745,824)
Stockholders’ equity	45,218	–

Total liabilities and stockholders’ equity	$64,902	$–

See accompanying Notes to Unaudited Condensed Financial Statements.

Progreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Statements of Operations (Unaudited)

	Three months ended
	July 31
	2009	2008

Revenues	$–	$–

Operating expenses:
General and administrative	13,764	–
Depreciation and amortization	18	–
Total operating expenses	13,782	–

Loss from continuing operations before income taxes	(13,782)	–

Deferred income tax expense	–	–

Loss from continuing operations	(13,782)	–

Income from discontinued operations (net of income tax expense of $37,587)	–	59,224

Net (loss) income	$(13,782)	$59,224

(Loss) earnings per common share:
Basic and diluted from continuing operations	$(0.00)	$0.00
Basic and diluted from net income	$(0.00)	$0.00

See accompanying Notes to Unaudited Condensed Financial Statements.

Progreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Statements of Cash Flows (Unaudited)

	Three months ended July 31
	2009	2008

Operating activities
Net (loss) income	$(13,782)	$59,224
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	18	19,593
Deferred income tax benefit	–	37,587
Changes in operating assets and liabilities:
Accounts receivable	–	(58,012)
Prepaid expenses and other assets	(1,873)	12,881
Accounts payable and accrued expenses	6,684	(13,057)
Accrued salaries	–	4,870

Deferred revenues	–	6,000
Net cash (used in) provided by operating activities	(8,953)	69,086

Investing activities
Purchase of property and equipment	(49,500)	(1,305)

Financing activities
Proceeds from issuance of common stock	59,000	–
Advance from related party	13,000	–
Principal payments on notes payable and capital lease obligation	–	(12,671)
Net cash provided by (used in) financing activities	72,000	(12,671)

Net change in cash	13,547	55,110

Cash at beginning of period	–	437,566
Cash at end of period	$13,547	$492,676

See accompanying Notes to Unaudited Condensed Financial Statements.

Progreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Notes to Unaudited Condensed Financial Statements

July 31, 2009

1.  Basis of Presentation

The accompanying unaudited condensed financial statements of Progreen Properties, Inc. (formerly Diversified Products Inspections, Inc. – see Note 2) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.   Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ended April 30, 2010.

The balance sheet at April 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-KT for the four months ended April 30, 2009.

We have evaluated subsequent events that have occurred since the end of the first quarter through September 14, 2009.

2.  Description of Business and Name Change

On April 30, 2009, the Company ceased operations and closed on a settlement agreement and an asset purchase agreement.  Following the closing on April 30, 2009, the Company had no assets and no liabilities and had 13,645,990 shares of common stock outstanding in contrast to 20,105,867 outstanding as of March 31, 2009.  Operations prior to closing are presented as discontinued operations.  Revenue and pre tax profit from discontinued operations were $655,913 and $96,811, respectively, for the three months ended July 31, 2008.

The Company has made an acquisition of a residential real estate rental property.  The Company expects to acquire additional properties to generate rental cash flow and, over time, result in capital appreciation in order to provide shareholder value.  There can be no assurances any additional acquisitions will be consummated or, if they are, successful.

Progreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Financial Statements (Continued)
July 31, 2009

2.  Description of Business and Name Change (continued)

On July 21, 2009, the Company formed ProGreen Properties, Inc. (ProGreen) as a wholly-owned subsidiary and merged ProGreen into the Company, which was the surviving corporation in the merger. In connection with the merger, the Company changed its name from Diversified Product Inspections, Inc. to ProGreen Properties, Inc.  The change of the Company’s name to ProGreen Properties, Inc. became effective on September 11, 2009 with approval by the Financial Industry Regulatory Authority as effective for trading purposes in the OTC Bulletin Board market under the new symbol PGEI.

3.  Certificate of Incorporation Amendments

On July 8, 2009, amendments, as more fully described below, to our Certificate of Incorporation became effective with the acceptance of our filings by the Secretary of State of the State of Delaware.

Increase in Authorized Common Stock

The amendment to the Company’s Certificate of Incorporation provided for an increase of the number of shares of Common Stock that the Company is authorized to issue from 50,000,000, par value $0.01 per share, to 250,000,000 par value $0.0001. Par value and additional paid-in-capital have been reclassified in the balance sheets presented, accordingly.

Authorization of New Class of 10,000,000 shares of Preferred Stock

The amendment to the Company’s Certificate of Incorporation authorized a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and authorizes the Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors.

4.  Subscription Agreement and Related Party Transactions

In connection with the increase in authorized Common Stock (Note 3), on July 22, 2009, we entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, our Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of  97,751,710 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a fixed price of $0.01023 per share, in three tranches. The Phase I tranche consisted of 5,767,350 shares of Common Stock for a total purchase price of $59,000, to be purchased by the EIG on or before July 16, 2009. The Phase II tranche consists of 43,108,504 shares of Common Stock for a total purchase price of $441,000, to be purchased by the EIG on or before December 31, 2009; and the Phase III tranche consists of 48,875,855 shares of Common Stock for a total purchase price of $500,000 to be purchased by the EIG on or before July 16, 2010. The shares compromising each of the tranches in Phases I through III may be purchased in one or more installments by the EIG; provided, that the number of shares required to be purchased in each tranche is purchased in its entirety by the final purchase date specified for the entire tranche.  EIG has completed its purchase of the first tranche of 5,767,350 shares for $59,000.

During July 2009, EIG has advanced the Company $13,000 which is classified as advance from related party on the balance sheet. Subsequent to July 31, 2009, EIG advanced the Company an additional $13,000.

Progreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Financial Statements (Continued)
July 31, 2009

5.  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 2, on April 30, 2009, the Company disposed of its then existing operating business.  On July 28, 2009, the Company made an acquisition of residential rental property.  The Company will continue to incur costs that are necessary for it to remain an active public company.  As with the acquisition, these ongoing costs are expected to be funded by a related party through the subscription agreement.

The Company’s primary plan and objective going forward is to acquire additional revenue producing property to generate rental cash flow and, over time, result in capital appreciation in order to provide shareholder value.  There is no assurance that the Company will acquire favorable business opportunities through such transactions.  In addition, there is no assurance that these business opportunities will generate revenues or profits, or that the market price of the Company’s common stock will be increased thereby.

The financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

6.   Income Taxes

The Company has not recorded any income tax benefit for the three months ended July 31, 2009. The Company has recorded an income tax valuation allowance equal to the benefit of income tax carryforward because of the uncertain nature of realization.

7.   Loss per Share

Basic (loss) earnings per share assumes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common stock outstanding during each period.  Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt.

The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated:
	Three months ended
	July 31
	2009	2008
Basic and diluted:
Loss from continuing operations	$(13,782)	$–
Average shares outstanding	15,087,828	20,105,867
Basic and diluted (loss) earnings per share	$(0.00)	$0.00

Net (loss) earnings	$(13,782)	$59,224
Average shares outstanding	15,087,828	20,105,867
Basic and diluted (loss) earnings per share	$(0.00)	$0.00

Progreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Financial Statements (Continued)
July 31, 2009

8.   New Accounting Pronouncements

In April 2009, the FASB released FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, "Interim Financial Reporting".  FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted FSP FAS 107-1 and APB 28-1 in the first quarter of fiscal 2010, the impact of which did not have a material effect on the Company’s condensed financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires entities to disclose the date through which they have evaluated subsequent events.  The Company adopted SFAS 165 in the first quarter of fiscal 2010.  See Notes 2 and 4 for the disclosures required by this standard.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  The Company is in the process of evaluating the impact, if any, SFAS No. 168 will have on its condensed financial statements.

9.   Subsequent Event

After July 31, 2009, the Company formed a limited liability company for the purpose of holding the property purchased during the quarter (as described in Note 2 to the unaudited Condensed Financial Statements).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and other financial information included elsewhere in this report.

Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

GENERAL

Progreen Properties, Inc., formerly Diversified Product Inspections, Inc. (“we”, “us”, or the “Company”) was incorporated in Florida on April 23, 1998 and reincorporated in Delaware on December 12, 2008. Effective September 11, 2009, we changed our name from Diversified Product Inspections, Inc. to Progreen Properties, Inc. to reflect the change in our business operations from the conduct of investigations and laboratory analyses to the purchase of income producing real estate assets.

The Company maintained its conduct of investigations and laboratory analyses operations as described below until the April 30, 2009 closing of a Settlement and Asset Purchase Agreement (the “Agreement”).  The purchase of a condominium unit initiated our planned new business operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan, where we believe favorable investment opportunities exist based on current market conditions.

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

We were inactive from April 30, 2009 through July 28, 2009 when we acquired a condominium unit in suburban Detroit, Michigan.  We plan to focus our efforts on acquiring additional residential real estate properties in Michigan where the severe economic conditions present what we believe is an undervalued opportunity.  We believe that once the recession ends, improved local conditions will lead to appreciation in the real estate market.  Pending resale, our goal is to acquire properties that can be rented with positive cash flow.

Our primary expenses relate to our reporting obligations under the Securities Exchange Act of 1934 (“Exchange Act”), and any costs relating to maintaining our current condominium investment including taxes and insurance and expenses related to the future acquisition of additional properties.

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

RESULTS OF OPERATIONS

During the three months ended July 31, 2009, we incurred a net loss of $13,782 primarily attributable to rental revenue streams not yet being established on property purchased late in quarter and general and administrative expenses associated with public reporting.

As more fully described in Note 2 of our financial statements above, on April 30, 2009, the Company ceased operations and closed on the Settlement Agreement and Asset Purchase Agreement.  Following the closing on April 30, 2009, the Company had no assets and no liabilities.  Operations prior to closing are presented as discontinued operations.

THREE MONTHS ENDED JULY 31, 2009 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2008

During the three months ended July 31, 2009, we incurred a net loss of approximately $13,782 compared to a net income of approximately $59,224 for the three months ended July 31, 2008.  We had no revenue and $13,782 of operating expenses for the three months ended July 31, 2009.  Revenue and pre tax profit from discontinued operations were $655,913 and $96,811, respectively, for the three months ended July 31, 2008.

LIQUIDITY

We have limited working capital.  EIG Venture Capital Ltd., a company controlled by our Chief Executive Officer, has agreed to invest $1,000,000 through the purchase of 97,751,710 shares of common stock for $0.01023 per share in three equal installments with the first installment paid in July 2009 and the remaining installments due December 31, 2009 and July 16, 2010.

At July 31, 2009, we had negative working capital of $4,264, and a stockholders’ equity of $45,218.

At July 31, 2009, we had total assets of $64,902, compared to no assets at April 30, 2009. The increase in total assets was primarily due to issuance of common stock under our subscription agreement totaling $59,000 and related party advances totaling $13,000, offset by purchases of real estate totaling $49,500.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

a. Disclosure controls and procedures.

As of the end of the Company's most recently completed fiscal quarter (the fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

b. Changes in internal controls over financial reporting.

There have been significant changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

There has been a complete turnover in management and we have engaged various third party professionals to assist with the financial statement preparation. Based on these facts, we believe that our internal controls over financial reporting are now effective

PART II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 21, 2009, our board of directors approved an amendment to our Certificate of Incorporation increase our authorized Common Stock from 50,000,000 shares to 250,000,000 shares, to authorize a new class of 10,000,000 shares of Preferred Stock and to authorize the Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors. Stockholder approval for these amendments to our Certificate of Incorporation was obtained by written consent on May 21, 2009, from stockholders holding a majority of the issued and outstanding shares.

		Abstentions/
Proposal	Shares in Favor	Shares Against	Broker Nonvotes

Increase in authorized common stock to 250,000,000 shares	8,218,447	—	—

Authorization of new class of preferred stock	8,218,447	—	—

ITEM 6.  EXHIBITS.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGREEN PROPERTIES, INC.

BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

Dated: September  14, 2009

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.