Form 10-Q
period 2009-10-31
ProGreen Properties, Inc.
filed 2009-12-14
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 24,398,677 as of December 10, 2009.

PROGREEN PROPERTIES, INC.

INDEX

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

The results of operations for the six and three months ended October 31, 2009 and 2008 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Balance Sheets (Unaudited)

	October 31	April 30
	2009	2009

Assets
Current assets:
Cash	$16,231	$–
Prepaid expenses and other assets	1,273	–
Total current assets	17,504	–

Rental property:		–
Land	4,500
Building and building improvements	45,000	–
	49,500	–
Less accumulated depreciation and amortization	430	–
Net rental property	49,070	–

Total assets	$66,574	$–

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$19,565	$–
Total current liabilities	19,565	–

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized and 24,398,677 shares outstanding at October 31, 2009, and 50,000,000 shares authorized and 13,645,990 shares outstanding at April 30, 2009	2,440	13,646
Preferred Stock, $0.001 par value, 10,000,000 shares authorized as of October 31, 2009; none issued	–	–
Additional paid-in capital	1,853,384	1,732,178
Accumulated deficit	(1,808,815)	(1,745,824)
Stockholders’ equity	47,009	–

Total liabilities and stockholders’ equity	$66,574	$–

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	October 31		October 31
	2009	2008	2009	2008

Rental revenues	$1,110	$–	$1,110	$–

Cost of rental revenues
Rental property operating costs	2,587	–	2,639	–
Depreciation	412	–	430	–
Total cost of rental revenues	2,999		3,069
Loss from rental activities	(1,889)	–	(1,959)	–

General and administrative expenses	47,320	–	61,032	–
Loss from continuing operations before income taxes	(49,209)	–	(62,991)	–

Deferred income tax expense	–	–	–	–

Loss from continuing operations	(49,209)	–	(62,991)	–

Income from discontinued operations (net of income tax expense of $64,438 and $102,025, respectively)	–	111,199	–	170,423

Net (loss) income	$(49,209)	$111,199	$(62,991)	$170,423

(Loss) earnings per common share:
Basic and diluted from continuing operations	$(0.00)	$–	$(0.00)	$–
Basic and diluted from net income	$(0.00)	$0.01	$(0.00)	$0.01

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended October 31
	2009	2008

Operating activities
Net (loss) income	$(62,991)	$170,423
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	430	37,138
Deferred income tax expense	–	102,025
Changes in operating assets and liabilities:
Accounts receivable	–	(152,886)
Prepaid expenses and other assets	(1,273)	1,654
Accounts payable and accrued expenses	19,565	19,644
Accrued salaries	–	6,744
Deferred revenues	–	11,000
Net cash (used in) provided by operating activities	(44,269)	195,742

Investing activities
Purchase of property and equipment	(49,500)	(1,305)

Financing activities
Proceeds from issuance of common stock	110,000	–
Principal payments on notes payable and capital lease obligation	–	(25,134)
Net cash provided by (used in) financing activities	110,000	(25,134)

Net change in cash	16,231	169,303

Cash at beginning of period	–	437,566
Cash at end of period	$16,231	$606,869

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

October 31, 2009

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ProGreen Properties, Inc. (formerly Diversified Products Inspections, Inc. – see Note 2)and its wholly owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.   Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ended April 30, 2010.

The balance sheet at April 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-KT for the four months ended April 30, 2009.

We have evaluated the financial statements for subsequent events through the filing date of this Form 10-Q.

2.  Description of Business and Name Change

On April 30, 2009, the Company ceased operations and closed on the Settlement Agreement and Asset Purchase Agreement.  Following the closing on April 30, 2009, the Company had no assets and no liabilities and had 13,645,990 shares of common stock outstanding in contrast to 20,105,867 outstanding as of March 31, 2009.  Operations prior to closing are presented as discontinued operations.  Revenue and pre tax profit from discontinued operations were $1,454,214 and $272,448, respectively, for the six months ended October 31, 2008.

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

Progreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Financial Statements (Continued)
October 31, 2009

3.  Subscription Agreements

Related Party Subscription Agreement
On July 22, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, our Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a fixed price of $0.01023 per share, in three tranches.  The Phase I tranche consisted of 5,767,350 shares of Common Stock for a total purchase price of $59,000, to be purchased by the EIG on or before July 16, 2009.  The Phase II tranche consists of 43,108,504 shares of Common Stock for a total purchase price of $441,000, to be purchased by the EIG on or before December 31, 2009; and the Phase III tranche consists of 48,875,855 shares of Common Stock for a total purchase price of $500,000, to be purchased by the EIG on or before July 16, 2010. The shares compromising each of the tranches in Phases I through III may be purchased in one or more installments by the EIG; provided, that the number of shares required to be purchased in each tranche is purchased in its entirety by the final purchase date specified for the entire tranche.  EIG has completed its purchase of the first tranche of 5,767,350 shares for $59,000 and during the second quarter, purchased 4,985,337 shares for $51,000 toward the second tranche.

On December 1, 2009, the Company entered into an Amendment to the Subscription Agreement with EIG. The amendment provides that, in the event EIG does not complete payment of the full Phase II or Phase III purchase price for the shares of Common Stock required to be purchased within the time period provided in the Agreement for the particular Phase, as an additional purchase price for the shares to be purchased in that particular Phase, EIG shall pay interest at the rate of 13.5% per annum on the unpaid balance as of the final purchase date from that date to the date the shares are purchased.

Subscription Agreement for Secured Convertible Debentures
On November 5, 2009, the Company entered into a Subscription Agreement with a private investor (the "Investor" or "Holder"), providing for a loan to the Company of $500,000. On November 5, 2009, we issued to the Investor a 13.5% Secured Convertible Debenture, due November 2015, together with 500,000 shares of Common Stock of the Company as a Commitment Fee. The proceeds of the sale of this Debenture and other Debentures in this series, the terms of which are described below, will primarily be used for the purchase, refurbishment and upgrade of residential real estate in Michigan.

Each Debenture is secured by a first lien on the property to be purchased by the Company's special purpose subsidiary with the proceeds of the Debenture. Interest is payable at an annual rate of 13.5%, payable annually in arrears in shares of Common Stock of the Company, valued at the Conversion Price (defined below) as of the due date of the interest payment.  The Debentures may be prepaid at any time after two years from the Closing Date, without penalty, by the Company. Any accrued unpaid interest due at such time will be paid in shares of Common Stock valued at the Conversion Price as of the date of the prepayment. The Holders have the right to choose to convert the Debentures in lieu of cash prepayment.

Progreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Financial Statements (Continued)
October 31, 2009

3.  Subscription Agreements (continued)

Debentures are convertible in whole or in part into Common Stock at the option of the Holder at the Conversion Price at any time following the date that is two years from the Closing Date. A Holder that elects to convert any unpaid principal amount of a Debenture shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture.  The conversion price ("Conversion Price") of the Debentures is the price equal to the average closing price (the mean average between bid and ask price) of the Common Stock during the period of twenty (20) consecutive Trading Days, ending on the Trading Day immediately prior to the due date of the interest payment, the prepayment date, or the date of the Holder's giving the conversion notice, as the case may be, subject to equitable adjustment for any stock splits, stock dividends, reclassifications or similar events during such period.

4.  Residential Lease

On October 16, 2009, the Company entered into a one year lease with a tenant for its rental property beginning November 1, 2009, at $900 per month.

5.   Income Taxes

The Company has not recorded any income tax benefit for the six months ended October 31, 2009. The Company has recorded an income tax valuation allowance equal to the benefit of income tax carryforward because of the uncertain nature of realization.

6.   (Loss) Earnings per Share

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

The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated:

	Three months ended		Six months ended
	October 31		October 31
	2009	2008	2009	2008
Basic and diluted:
Loss from continuing operations	$(49,209)	$–	$(62,991)	$–
Average shares outstanding	20,659,674	20,105,867	17,653,810	20,105,867
Basic and diluted loss per share	$(0.00)	$–	$(0.00)	$–

Net (loss) earnings	$(49,209)	$111,199	$(62,991)	$170,423
Average shares outstanding	20,659,674	20,105,867	17,653,810	20,105,867
Basic and diluted (loss) earnings per share	$(0.00)	$0.01	$(0.00)	$0.01

Progreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Financial Statements (Continued)
October 31, 2009

7.  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 2, on April 30, 2009, the Company disposed of its then existing operating business.  The Company made an acquisition of residential rental property and has entered into a lease with a tenant.  Also, as more fully discussed above, we issued a $500,000 Secured Debenture the proceeds of which will primarily be used for the purchase, refurbishment and upgrade of revenue producing residential real estate.

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

The Company will continue to incur costs that are necessary for it to remain an active public company.  As with future acquisition, these ongoing costs are expected to be funded through the subscription agreements.

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

RESULTS OF OPERATIONS

During the six months ended October 31, 2009, we incurred a net loss of $62,911 primarily attributable to rental revenue streams not yet being established on property purchased late in first quarter and general and administrative expenses associated with public reporting.

As more fully described in Note 2 of our financial statements above, on April 30, 2009, the Company ceased operations and closed on the Settlement Agreement and Asset Purchase Agreement.  Following the closing on April 30, 2009, the Company had no assets and no liabilities.  Operations prior to closing are presented as discontinued operations.

SIX MONTHS ENDED OCTOBER 31, 2009 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2008

During the six months ended October 31, 2009, we incurred a net loss of $62,991 compared to a net income of $170,423 for the six months ended October 31, 2008.  We had $1,110 of revenue and $64,101 of operating expenses for the six months ended October 31, 2009.  Revenue and pre tax profit from discontinued operations were $1,454,214 and $272,448, respectively, for the six months ended October 31, 2008.

LIQUIDITY

We have limited working capital.  EIG Venture Capital Ltd., a company controlled by our Chief Executive Officer, has agreed to invest $1,000,000 through the purchase of 97,751,710 shares of common stock for $0.01023 per share in three tranches with the first tranche paid in July 2009 and the remaining tranches due December 31, 2009 and July 16, 2010.

At October 31, 2009, we had negative working capital of $2,061, and a stockholders’ equity of $47,009.

At October 31, 2009, we had total assets of $66,574, compared to no assets at April 30, 2009. The increase in total assets was primarily due to issuance of common stock under our subscription agreement totaling $110,000, offset by purchases of real estate totaling $49,500.

As more fully discussed in Note 3 of our financial statements, in November 2009, we issued a $500,000 Secured Convertible Debenture bearing interest at 13.5%, the proceeds of which will primarily be used to for the purchase, refurbishment and upgrade of residential real estate in Michigan, with such property securing the Debenture.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the Company’s accounting policies which related to our former business included in Note 1 to the financial statements of the Company for the four months ended April 30, 2009, included in the Company’s Transitional Report on Form 10-K for the four months ended April 30, 2009. We consider the following accounting policies to be the most critical going forward:

Revenue Recognition - Rental income is recognized on a straight-line basis over the term of each lease.

Property and Equipment - Our property and equipment, including rental property, is recorded at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets. We charge repairs and maintenance to expense as it is incurred.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

a. Disclosure controls and procedures.

As of the end of the Company's most recently completed fiscal quarter (the fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

b. Changes in internal controls over financial reporting.

There were no significant changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

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

Dated: December 14, 2009

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.