Form 10-Q
period 2010-01-31
ProGreen Properties, Inc.
filed 2010-03-17
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended January 31, 2010

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 24,898,677 as of March 15, 2010.

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

            The results of operations for the nine and three months ended January 31, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Balance Sheets (Unaudited)

	January 31,	April 30,
	2010	2009
ASSETS
Current assets:
Cash	$465,258	$-
Prepaid expenses	1,207	-
Deposits	9,000	-
Total current assets	475,465	-

Rental property, net	48,658	-

Total Assets	$524,123	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - Accounts payable and accrued expenses	$43,453	$-
Convertible debenture (net of unamortized discount of $94,060)	405,940	-
Total Liabilities	449,393	-

Stockholders' equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 authorized and 24,898,677 outstanding at January 31, 2010 and 50,000,000 shares authorized and 13,645,990 outstanding at April 30, 2009	2,490	13,646
Common stock, $.0001 par value, 86,999,002 subscribed not issued	8,700	-
Additional paid-in capital	2,844,106	1,732,178
Less: amount due from subscriber under subscription agreement	(894,472)	-
Accumulated deficit	(1,886,094)	(1,745,824)
Total Stockholders' equity	74,730	-

Total liabilities and stockholders' equity	$524,123	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Operations (Unaudited)

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	January 31,	January 31,	January 31,	January 31,
	2010	2009	2010	2009
Rental revenues	$1,800	$-	$2,910	$-

Rental expenses	1,484	-	4,123	-

Income (loss) from rental activities	316	-	(1,213)	-

General and administrative:
Professional fees	42,998	-	95,838	-
Other general & administrative	4,368	-	6,028	-
Depreciation	412	-	842	-
Total general and administrative	47,778	-	102,708	-

Other expense:
Interest expense	(27,030)	-	(27,030)	-
Other expenses	(2,787)	-	(9,319)
Total other expense	(29,817)	-	(36,349)	-

Total operating expenses	(77,595)	-	(139,057)	-

Loss from continuing operations before income taxes	(77,279)	-	(140,270)	-

Net loss from continuing operations	(77,279)	-	(140,270)	-

Loss from discontinued operations (net of income tax expense of $288,018 and $390,043, respectively)	-	(627,416)	-	(456,993)

Net loss	$(77,279)	$(627,416)	$(140,270)	$(456,993)

Net loss per share - basic and diluted continuing operations	$(0.00)	$-	$(0.01)	$-

Weighted shares outstanding - basic continuing operations	24,871,503	20,105,867	20,633,113	20,105,867

Net loss per share - basic and diluted discontinued operations	$-	$(0.03)	$-	$(0.02)

Weighted shares outstanding - basic discontinued operations	24,871,503	20,105,867	20,633,113	20,105,867

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Stockholders' Equity
(UNAUDITED)

	Number of				Amount
	Shares		Common	Additional	Due Under		Net
	Issued and	Common	Stock	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	Equity
Balance at May 1, 2009	13,645,990	$1,365	$-	$1,744,459	$-	$(1,745,824)	$(0)

Stock issued under subscription agreement	10,752,687	1,075	-	108,925	-	-	110,000

Stock issued in connection with debenture agreement	500,000	50	-	29,950	-	-	30,000

Stock available under debenture conversion option	-	-	-	75,000	-	-	75,000

Stock due under subscription agreement	-	-	8,700	885,772	-	-	894,472

Amount due from subscriber under subscription agreement	-	-	-	-	(894,472)	-	(894,472)

Net loss	-	-	-	-	-	(140,270)	(140,270)

Balance at January 31, 2010	24,898,677	$2,490	$8,700	$2,844,106	$(894,472)	$(1,886,094)	$74,730

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	January 31,	January 31,
	2010	2009

Cash provided by (used in) Operating activities
Net loss	$(140,270)	$(456,993)
Adjustments to reconcile loss to net cash (used in) provided by operating activities:
Depreciation	842	53,336
Amortization of discounts on debentures	10,941
Deferred income tax expense	-	390,043
Changes in operating assets and liabilities:
Receivable	-	(79,760)
Prepaid expenses	(1,207)	(67,843)
Deposits	(9,000)	-
Accounts payable & accrued expenses	43,452	14,643
Accrual for settlement of lawsuit	-	250,000
Deferred revenue	-	10,000
Cash provided by (used in) operating activities	(95,242)	113,426

Cash used in Investing activities
Purchase of property	(49,500)	(23,631)

Cash provided by (used in) Financing activities
Payments on notes and capital lease obligation	-	(36,672)
Proceeds from common stock through subscription receivable	110,000	-
Proceeds from Debenture issued	500,000	-
Cash provided by (used in) financing activities	610,000	(36,672)

Net change in cash	465,258	53,123

Cash at beginning of period	-	437,566

Cash at end of period	$465,258	$490,689

Supplemental information, non-cash transactions Issuance of stock as commitment fee	$30,000	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

January 31, 2010

Note 1. Financial statement presentation

The financial statements of ProGreen Properties, Inc. (formerly Diversified Products Inspections, Inc.) and its wholly owned subsidiary (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission.  Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on form 10-K for the year ended April 30, 2009 as filed with the Securities Exchange Commission.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ended April 30, 2010.

History and nature of business
ProGreen Properties, Inc. (formerly Diversified Products Inspections, Inc.) was incorporated under the laws of the State of Delaware.

On April 30, 2009, ProGreen Properties, Inc. (“the Company” or “ProGreen”) ceased operations and closed on the Settlement Agreement and Asset Purchase Agreement.  Following the closing on April 30, 2009, the Company had no assets and no liabilities and had 13,645,990 shares of common stock outstanding in contrast to 20,105,867 outstanding as of March 31, 2009.  Operations prior to closing are presented as discontinued operations.  Revenue and operating expenses from discontinued operations were $2,132,142 and $1,926,341, respectively, for the nine months ended January 31, 2009.

The Company has made an acquisition of a residential real estate rental property.  The Company expects to acquire additional properties to generate rental cash flow and, over time, sell the properties to realize capital appreciation in order to increase profits and provide shareholder value.  There can be no assurances any additional acquisitions will be consummated or, if they are, successful.

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

Basis of Presentation
The balance sheet at April 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

SIGNIFICANT ACCOUNTING POLICIES

Estimates
The preparation of financial statements prepared in accordance with the accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Progreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Financial Statements (Continued)
January 31, 2010

Revenue Recognition
Rental income is recognized on a straight-line basis over the term of each lease.

Property
Property is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over a 27.5 year estimated useful life of the residential property acquired during the quarter:

	Lives	Method
Building	27.5 years	Straight line

Note 2. Rental property

Rental property consist of:

January 31,
2010
Building	$45,000
Land	4,500
49,500
Less accumulated depreciation	(842)
$48,658

Depreciation expense for the nine months ended January 31, 2010 and 2009 was $842 and $0, respectively.

Note 3.  Related Party Subscription Agreement

On July 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a fixed price of $0.01023 per share, in three tranches.  The Phase I tranche consisted of 5,767,350 shares of Common Stock for a total purchase price of $59,000, to be purchased by the EIG on or before July 16, 2009.  The Phase II tranche consists of 43,108,504 shares of Common Stock for a total purchase price of $441,000, to be purchased by the EIG on or before December 31, 2009; and the Phase III tranche consists of 48,875,855 shares of Common Stock for a total purchase price of $500,000, to be purchased by the EIG on or before July 16, 2010. The shares compromising each of the tranches in Phases I through III may be purchased in one or more installments by the EIG; provided, that the number of shares required to be purchased in each tranche is purchased in its entirety by the final purchase date specified for the entire tranche.  As of January 31, 2010 EIG has completed its purchase of the first tranche of 5,767,350 shares for $59,000 and has purchased 4,985,337 shares for $51,000 toward the second tranche.

On December 1, 2009, the Company entered into an Amendment to the Subscription Agreement with EIG. The amendment provides that, in the event EIG does not complete payment of the full Phase II or Phase III purchase price for the shares of Common Stock required to be purchased within the time period provided in the Agreement for the particular Phase, as an additional purchase price for the shares to be purchased in that particular Phase, EIG shall pay a penalty interest rate of 13.5% per annum on the unpaid balance as of the final purchase date from that date to the date the shares are purchased.

As of January 31, 2010 EIG purchased all the required shares in Phase I and 4,985,337 shares in Phase II; 38,123,167 shares in Phase II are subject to penalty interest of $4,472. The Company has recorded these items in Stockholders’ Equity including the amount due of $894,472.

The Company realized that the subscription agreement discussed in the second quarter should have also been reflected on the Balance Sheet within the equity section. The Company asserts that the reclassifications do not significantly affect the quantitative or qualitative values in the financial statements. The reclassification only affects the equity section of the Balance Sheet.

Progreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Financial Statements (Continued)
January 31, 2010

Note 4. Secured Convertible Debenture Agreement

On November 5, 2009, the Company entered into a Secured Convertible Debenture with a private investor (the "Investor" or "Holder"), providing for a loan to the Company of $500,000. The Company issued to the Investor a 13.5% Secured Convertible Debenture, due November 2014, together with 500,000 shares of Common Stock of the Company as a Commitment Fee. The value of the Common Stock at the time of issuance was $30,000 and is recorded as debt discount. The Commitment Fee will be amortized over five years, the term of the Debenture, using the effective interest method. The proceeds of the sale of this Debenture and other Debentures in this series, the terms of which are described below, will primarily be used for the purchase, refurbishment and upgrade of residential real estate in Michigan.

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

Debentures are convertible in whole or in part into Common Stock at the option of the Holder at the Conversion Price at any time following the date that is two years from the Closing Date. A Holder that elects to convert any unpaid principal amount of a Debenture shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture.  The conversion price ("Conversion Price") of the Debentures is the price equal to the average closing price (the mean average between bid and ask price) of the Common Stock during the period of twenty (20) consecutive Trading Days, ending on the Trading Day immediately prior to the due date of the interest payment, the prepayment date, or the date of the Holder's giving the conversion notice, as the case may be, subject to equitable adjustment for any stock splits, stock dividends, reclassifications or similar events during such period. The conversion feature has intrinsic value of $75,000 that is recorded as debt discount and amortized over two years, the required holding period for the Holder, using the effective interest method.

The Company has determined that it is not practicable to estimate the fair value of the Debenture without incurring excessive costs. This is due to the Debenture not having a quoted market price available and the Company’s determination that it would be cost prohibitive to obtain an independent valuation considering the nature of the Debenture.

Accrued interest on the debenture as of January 31, 2010 is $16,089.

Note 5.  Residential Lease

On October 16, 2009, the Company entered into a one year lease with a tenant for its rental property beginning November 1, 2009, at $900 per month.

Note 6.   Income Taxes

The Company has no current liability for the nine months ended January 31, 2010. In addition, the Company has net operating losses that are available to offset taxes in future periods. No tax benefit has been recorded for these carryforwards because of the uncertain nature of realization.

Note 7. Earnings (loss) per Share

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

Progreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Financial Statements (Continued)
January 31, 2010

Note 8.  Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 2, on April 30, 2009, the Company disposed of its then existing operating business.  The Company made an acquisition of residential rental property and has entered into a lease with a tenant.  Also, as more fully discussed in Note 4, the Company issued a $500,000 Secured Debenture the proceeds of which will primarily be used for the purchase, refurbishment and upgrade of revenue producing residential real estate.

The Company’s primary plan and objective going forward is to acquire additional revenue producing property to generate rental cash flow and, over time, sell the properties to realize in capital appreciation in order to increase profits and provide shareholder   value.  There is no assurance that the Company will acquire favorable business opportunities through such transactions.  In addition, there is no assurance that these business opportunities will generate revenues or profits.

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

Note 9. Subsequent events

On February 8, 2010 the Company closed on a residential property purchased for approximately $45,000.

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

Our Planned Business

Our plan is to purchase income-producing residential real estate apartment homes, condominiums and houses where we believe favorable investment opportunities exist based on market conditions at the time of the investment. We are initially concentrating on the Michigan market, and on July 28, 2009, have purchased our initial property, a condominium located in Oakland County, Michigan. Our cost was approximately $52,000; we paid cash rather than incur mortgage debt. On February 8, 2010 we purchased our second property for approximately $45,000.

RESULTS OF OPERATIONS

During the nine months ended January 31, 2010, we incurred a net loss of $140,270 primarily attributable to rental revenue streams not yet being established on property purchased late in first quarter and general and administrative expenses associated with public reporting.

As more fully described in Note 1 of our financial statements above, on April 30, 2009, the Company ceased operations and closed on the Settlement Agreement and Asset Purchase Agreement.  Following the closing on April 30, 2009, the Company had no assets and no liabilities.  Operations prior to closing are presented as discontinued operations.

NINE MONTHS ENDED JANUARY 31, 2010 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2009

During the nine months ended January 31, 2010, we incurred a net loss of $140,270 compared to a net loss of $456,993 for the nine months ended January 31, 2009.  We had $2,910 of revenue and $139,057 of operating expenses for the nine months ended January 31, 2010.  Revenue and operating expenses from discontinued operations were $2,132,142 and $1,925,341, respectively, for the nine months ended January 31, 2009.

LIQUIDITY

We have limited working capital.  EIG Venture Capital Ltd., a company controlled by our Chief Executive Officer, has agreed to invest $1,000,000 through the purchase of 97,751,710 shares of common stock for $0.01023 per share in three tranches. The first tranche was due in July 2009 and the remaining tranches due December 31, 2009 and July 16, 2010.

On December 1, 2009, we entered into an Amendment to the Subscription Agreement with EIG. The amendment provides that, in the event EIG does not complete payment of the full Phase II or Phase III purchase price for the shares of Common Stock required to be purchased within the time period provided in the Agreement for the particular Phase, as an additional purchase price for the shares to be purchased in that particular Phase, EIG shall pay a penalty interest rate of 13.5% per annum on the unpaid balance as of the final purchase date from that date to the date the shares are purchased.

As of January 31, 2010 EIG purchased all the required shares in Phase I and 4,985,337 shares in Phase II; 38,123,167 shares in Phase II are subject to penalty interest of $4,472. We have recorded these items in Stockholders’ Equity (Deficit) including the amount due of $894,472.

At January 31, 2010, we had total assets of $524,123, compared to no assets at April 30, 2009. The increase in total assets was primarily due to a $500,000 Secured Convertible Debenture bearing interest at 13.5%, the proceeds of which will primarily be used to for the purchase, refurbishment and upgrade of residential real estate in Michigan, with such property securing the Debenture.

At January 31, 2010, we had stockholders’ equity of $74,730.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has causedthis report to be signed on its behalf by the undersigned, thereunto dulyauthorized.

PROGREEN PROPERTIES, INC.

BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

Dated: March 17, 2010

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.