Form 10-K
period 2010-04-30
ProGreen Properties, Inc.
filed 2010-07-29
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: April 30, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-25429

PROGREEN PROPERTIES, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	59-3087128
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

380 North Old Woodward Avenue, Suite 226, Birmingham MI	48009
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number, Including Area Code:  (248) 530-0770

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act.        ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates  as of the last business day of the registrant’s most recently completed second fiscal quarter was $297,965.

Number of shares of Common Stock outstanding as of July 26, 2010: 102,122,528 shares.

Documents incorporated by reference:  None

ii

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

PART I

Item 1. Business.

General

Throughout this Form 10-K, the terms "we," "us," "our," “ProGreen” and the "Company" refer to Progreen Properties, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our subsidiaries.

We were incorporated in Florida on April 23, 1998 and reincorporated in Delaware on December 12, 2008.  Effective September 11, 2009, we changed our name from Diversified Product Inspections, Inc. to ProGreen Properties, Inc. to reflect the change in our business operations from the conduct of investigations and laboratory analyses to the purchase of income producing real estate assets. The Company maintained its conduct of investigations and laboratory analyses operations  until the April 30, 2009 closing of a Settlement and Asset Purchase Agreement, pursuant to which $230,000 was paid to a plaintiff to settle material litigation, and our remaining assets and liabilities were transferred to a separate entity owned by the previous executive officers of the Company. We were inactive from April 30, 2009 through July 28, 2009 when we acquired a condominium unit in a suburb of Detroit in Oakland County, Michigan. The purchase of a condominium unit initiated our planned new business operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan, where we believe favorable investment opportunities exist based on current market conditions. We have since purchased an additional three  condominiums in Oakland County, Michigan.

Amendments to Our Certificate of Incorporation

On July 8, 2009, we amended our Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000, par value $.01 per share to 250,000,000, par value $.0001 per share.  The Certificate of Amendment also authorized the issuance of 10,000,000 shares of a new class of preferred stock, par value $.0001 per share, with such rights, preferences and limitations as the Board of Directors may designate. On July 23, 2009, we changed the name of the Company from Diversified Product Inspections, Inc. to ProGreen Properties, Inc. by a merger with our wholly-owned subsidiary, ProGreen Properties, Inc.

Stock Subscription

On July 22, 2009, we entered into a Subscription Agreement (the “Agreement”) with EIG Venture Capital, Ltd. (“EIG”), an investment fund controlled by Jan Telander, our Chief Executive Officer and controlling stockholder, for the sale by the Company to EIG of an aggregate of  97,751,710 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a fixed price of $0.01023 per share, in three tranches. On June 1, 2010, EIG purchased 39,100,684 shares of the Phase III final tranche under the Agreement for $400,000. The Phase III tranche consists of 48,875,855 shares of Common Stock for a total purchase price of $500,000 to be purchased by EIG on or before July 16, 2010, the purchase of $400,000 of which  was completed on June 1, 2010.

Our Business

Our offices are located in Birmingham, Oakland County, Michigan. Our plan is to acquire, refurbish and upgrade potential income-producing residential real estate.. We are initially concentrating on the Michigan market, and on July 28, 2009, purchased our initial property, a condominium located in Oakland County, Michigan. Our cost was approximately $52,000; we have since acquired three additional condominiums in the $45,000 to $55,000 price range, and have paid cash rather than incur mortgage debt.

We believe that Michigan offers some of the best investment opportunities in the presently distressed U.S. property market.

As the U.S. credit market is currently extremely restricted, ProGreen is financing property acquisitions with funding from European investors. Being able to place cash bids, gives us a strong position in our targeted market.

Our business model is to acquire, refurbish and upgrade existing properties into more energy efficient, comfortable and healthier living spaces so that they meet standards that exceed, what is often the norm for most single family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, we plan to put the property back on the market, but now as a fully managed investment property, with a favorable yield. These investment properties will be marketed exclusively by ProGreen Realty LLC, a wholly owned subsidiary of ProGreen and managed by PGP Management, a division of ProGreen Realty LLC.

Our long term goal is to create a ProGreen Quality and Energy Efficiency Certification (PQEEC) for our homes, from a basic level providing improved insulation, better heating efficiency, Energy Star appliances etc., to more advanced levels, with high-tech ventilation and air filtration systems, built-in recycling areas, ultra-high efficiency heating/cooling systems, on-site solar or other Renewable Energy sources etc. These improvements will be adapted according to a financial feasibility for each property. We believe this will create a “stand-out” profile of ProGreen as a company and make our properties unique in the market place, resulting in a sustained appreciation of property value over time.

In order to be able to achieve this, from a practical as well as an economically viable method, ProGreen has joined forces with an award winning Michigan architectural firm. To make homes more energy efficient, we will strive, whenever possible and practical, to improve insulation, use quality Energy Star compliable windows/doors, replace outdated furnaces, water heaters with high efficiency units, and if viable, implement alternative green energy solutions.  To be able to offset some of the cost, for these types of improvements, we will aim to obtain tax credits, subsidies and/or grants. We will also aim only to use Energy Star approved appliances, whenever appliances are replaced.

To make homes more comfortable, we will try to optimize space by creating openness, introducing more natural light, creating better storage areas, as well as improving sound and thermal insulation, all with a view to make even small condominiums and apartments eco-friendly  and practical. This ideology, we believe, will increase property value as well as create tenant loyalty.

To create a healthier living environment, we seek to, among other things, use eco-friendly, paints, primers and adhesives; install radon barriers in high incident areas; improve air quality through better ventilation and air filtration in heating and air conditioning systems.

Our Company will be featured in 2011 on the nationally televised show, “Today in America”. The program is hosted by Terry Bradshaw, to many best known as one of the greatest quarterbacks in NFL history. ProGreen’s segment will be featured  as part of the series on “Environmental Impact”.  The segment will be filmed on location in Michigan and will present ProGreen’s business model of refurbishing and upgrading existing properties into energy efficient, comfortable and healthier living spaces, to standards that exceed what is often the norm for most single family homes, condominiums and apartments.

Initially we are focusing on acquiring condominiums in well sought after areas within Oakland County (fourth richest county in the US). We feel this will build a solid foundation, create early capital gain, generate good cash flow, as well as minimize risk exposure.

We will have to raise additional capital to continue to purchase residential properties. We have no third party commitments for the capital we will require for these planned investments. Although real estate investing is marked by its cycles, there can be no assurances that the housing market in general and the market in the greater Detroit, Michigan area will improve in the future.

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

Insurance

We will carry comprehensive property, general liability, fire, extended coverage and environmental on all of our existing properties, with policy specifications, insured limits, and deductibles customarily carried for similar properties.

Competition

We operate in a competitive housing market environment where a variety of individuals and corporations are trying to maximize gains on the acquisition of undervalued property through housing market conditions. We are not familiar with any direct competitors in the Oakland County, Michigan, area that have similar business models involving rehabilitation of properties using environmentally friendly renovation techniques, but there is no assurance that we will continue to be able to purchase residential rental properties at attractive prices or that we will not experience competition from other developers that are marketing energy efficient and environmentally friendly properties.

Employees

We have one employee as at July 1, 2010.

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

We were a shell company from April 30, 2009 until our initial purchases of condominiums discussed herein in pursuit of our new business plan. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities. Start-up companies often are unsuccessful and encounter unanticipated expenses and difficulties, investors should consider this risk in determining whether to purchase or sell our common stock.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

The severe recession, freezing of the global credit markets and the decline in the stock market which continues to affect smaller companies like us may adversely affect our ability to raise capital if we need additional working capital. Because we have not reported profitable operations to date, we may need to raise working capital. If adequate additional financing is not available on reasonable terms or at all, we may not be able to undertake expansion, and we will have to modify our business plans accordingly.

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

Because our business plan is to acquire residential housing, we are subject to all of the risks which affect residential real estate including the current severe decline.

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

We expect to incur losses for the foreseeable future.  We had minimal revenues in our fiscal year ended April 30, 2010, and may never be profitable. If we become profitable, we may be unable to sustain profitability.  As a result, your investment in our securities may be lost.

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

The market price for our Common Stock has been highly volatile at times.  As long as the future market for our Common Stock is limited, investors who purchase our Common stock may only be able to sell them at a loss.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our offices at 380 North Old Woodward Ave., Suite 226, Birmingham, Michigan, of approximately 1,093 sq. ft., for an initial rental of $1,184 per month, under a five and one-half year lease.

Item 3. Legal Proceedings.

We are not party to any material legal proceedings.

Item 4. Reserved.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are trading in the OTC Bulletin Board market under the symbol “PGEI.OB”.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2008
Quarter Ended March 31, 2008	$0.05	$0.03
Quarter Ended June 30, 2008	$0.04	$0.041
Quarter Ended September 30, 2008	$0.04	$0.035
Quarter Ended December 31, 2008	$0.06	$0.032
Fiscal Period Ended April 30, 2009
Quarter Ended April 30, 2009	$0.06	$0.01
Quarter Ended March 31, 2009	$0.04	$0.01
Fiscal Year Ended April 30, 2010
Quarter Ended July 31, 2009	$0.05	$0.02
Quarter Ended October 31, 2009	$0.10	$0.02
Quarter Ended January 31, 2010	$0.10	$0.04
Quarter Ended April 30, 2010	$0.10	$0.01
Fiscal Year Ended April 30, 2011
Quarter Ended July 31, 2010 (Through July 26, 2010)	$0.11	$0.02

Holders

As of July 26, 2010, there were approximately 530 holders of record of our common stock.

Dividends

We do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings to finance our future development and growth.  We may reconsider this policy from time to time in light of conditions then existing, including our earnings performance, financial condition and capital requirements.  Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Registrant

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our primary expenses relate to our reporting obligations under the Securities Exchange Act of 1934 (“Exchange Act”), and any costs relating to maintaining our current condominium investment including taxes and insurance and expenses related to the future acquisition of additional properties. We currently have one employee.  Our management expects to confer with consultants, attorneys and accountants as necessary.

OUR PLANNED BUSINESS

Our plan is to purchase income-producing residential real estate apartment homes, condominiums and houses where we believe favorable investment opportunities exist based on market conditions at the time of the investment. We are initially concentrating on the Michigan market, and on July 28, 2009, have purchased our initial property, a condominium located in Oakland County, Michigan; our cost was approximately $52,000; and we paid cash rather than incur mortgage debt. On February 8, 2010 we purchased our second property for approximately $45,000; our third and fourth properties were purchased on March 28 and April 30, 2010, for $49,000 and $55,000, respectively.

RESULTS OF OPERATIONS

During the year ended April 30, 2010, we incurred a net loss of $273,280 primarily attributable to general and administrative expenses associated with public reporting.

As more fully described above, on April 30, 2009, the Company ceased operations and closed on the Settlement Agreement and Asset Purchase Agreement.  Following the closing on April 30, 2009, the Company had no assets and no liabilities.  Operations prior to closing are presented as discontinued operations.

YEAR ENDED APRIL 30, 2010 COMPARED TO THE FOUR MONTHS ENDED APRIL 30, 2009 AND THE YEAR ENDED DECEMBER 31, 2009

During the year ended April 30, 2010, we incurred a net loss of $273,280.  We had $7,718 of revenue and $217,834 operating expenses for the year ended April 30, 2010.  We had losses of $118,888 and $480,810 from discontinued operations for the four months ended April 30, 2009 and the year ended December 31, 2008, respectively.

LIQUIDITY

We have limited working capital.  EIG Venture Capital Ltd. (“EIG”), a company controlled by our Chief Executive Officer, Jan Telander, agreed to invest $1,000,000 through the purchase of 97,751,710 shares of common stock for $0.01023 per share in three tranches. The first two tranches were due in July 2009 and December 31, 2009, and the third tranche is due July 16, 2010. On December 1, 2009, we entered into an Amendment to the Subscription Agreement with EIG. The amendment provides that, in the event EIG did not complete payment of the full Phase II or Phase III purchase price for the shares of Common Stock required to be purchased within the time period provided in the Agreement for the particular Phase, as an additional purchase price for the shares to be purchased in that particular Phase, EIG would pay a penalty interest rate of 13.5% per annum on the unpaid balance as of the final purchase date from that date to the date the shares were purchased. As of April 30, 2010 EIG had purchased all the required shares in Phase I and 4,985,337 shares in Phase II; 38,123,167 shares in Phase II were subject to penalty interest of $12,838 as of that date. On May 11, 2010, EIG completed its purchase of the Phase II tranche of 43,108,504 shares of Common Stock for a total purchase price of $441,000, by the payment to the Company of $390,000 for 38,123,167 shares of Common Stock with, pursuant to a December 1, 2009 Amendment to the Agreement, penalty interest in the amount of $18,752, representing interest at the rate of 13.5% per annum on the unpaid balance of the Phase II subscription from December 31, 2009 (the date by which the Phase II tranche was required to be completed under the Agreement) to May 11, 2010. On June 1, 2010, EIG purchased 39,100,684 shares of the Phase III final tranche under the Agreement for $400,000. The Phase III tranche consists of 48,875,855 shares of Common Stock for a total purchase price of $500,000 to be purchased by EIG on or before July 16, 2010.

At April 30, 2010, we had total assets of $1,289,696, compared to no assets at April 30, 2009. The increase in total assets was primarily due to a $500,000 Secured Convertible Debenture, bearing interest at 13.5%, the proceeds of which will primarily be used for the purchase, refurbishment and upgrade of residential real estate in Michigan, with properties purchased securing the Debenture. In addition in the year ended April 30, 2010, we received proceeds of $110,000 from a stock subscription receivable with a related party. At April 30, 2010, we had stockholders’ equity of $749,030. In the year ended April 30, 2010, cash of $209,984 was used for the purchase of rental property and office equipment and $183,347 was used in operating activities.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the Company’s accounting policies included in Note 1 to the financial statements of the Company. We consider the following accounting policies to be the most critical:

Revenue Recognition - Rental income is recognized on a straight-line basis over the term of each lease.

Rental Property and Real Estate Costs - Our property is recorded at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets. We charge repairs and maintenance to expense as it is incurred.

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

Item 8. Financial Statements and Supplementary Data.

PROGREEN PROPERTIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010 and 2009

PROGREEN PROPERTIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders ProGreen Properties, Inc.

We have audited the accompanying consolidated balance sheets of ProGreen Properties, Inc. (the "Company") as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended April 30, 2010, the four month period ended April 30, 2009, and the year ended December 31, 2008. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProGreen Properties, Inc. as of April 30, 2010 and 2009, and the results of its operations and its cash flows for the year ended April 30, 2010, the four month period ended April 30, 2009, and the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Coulter & Justus, PC
Knoxville, TN
July 28, 2010

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Consolidated Balance Sheet

	April 30,	April 30,
	2010	2009
ASSETS
Rental property, net accumulated depreciation of $1,617	$203,020	$-
Cash	216,669	-
Commissions receivable	1,375	-
Prepaid expenses	7,673	-
Deposits	48,350	-
Amount due from related party subscriber under subscription receivable	807,310	-
Property and equipment:
Equipment, furniture and fixtures, net of accumulated depreciation of 48	5,299	-
Total assets	$1,289,696	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$88,974	$-
Accrued interest	32,548	-
Deferred revenue	3,000	-
Tenant deposits	2,850	-
Convertible debenture payable to related party (net of unamortized discount of $86,706)	413,294	-
Total liabilities	540,666	-

Stockholders' equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 authorized and 24,898,677 outstanding at April 30, 2010; 50,000,000 shares authorized and 13,645,990 outstanding at April 30, 2009	2,490	1,365
Common stock, $.0001 par value, 86,999,002 subscribed not issued	8,700	-
Additional paid-in capital	2,856,944	1,744,459
Less: amount due from related party subscriber under subscription agreement	(100,000)	-
Accumulated deficit	(2,019,104)	(1,745,824)
Total stockholders' equity	749,030	-

Total liabilities and stockholders' equity	$1,289,696	$-

See accompanying Notes to Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Consolidated Statements of Operations

	YEAR	FOUR MONTHS	YEAR
	ENDED	ENDED	ENDED
	April 30,	April 30,	December 31,
	2010	2009	2008
Revenues:
Rental revenue	6,343	-	-
Commissions revenues	1,375	-	-
Total revenues	7,718	-	-

Expenses:
Property operation & maintenance (exclusive of items below)	7,749	-	-
Professional fees	174,846	-	-
General & administrative	33,574	-	-
Depreciation	1,665	-	-
Total operating expenses	217,834	-	-

Other expense:
Interest expense - related party	50,842	-	-
Other expenses	12,322	-	-

Loss from continuing operations before income tax	(273,280)	-	-

Deferred income tax expense	-	-	-

Loss from continuing operations	(273,280)	-	-

Loss from discontinued operations (net of income tax expense of $0 and $369,010, respectively)	-	(118,888)	(480,810)

Net loss	(273,280)	(118,888)	(480,810)

Net loss per share - basic and diluted continuing operations	$(0.01)	$-	$-

Weighted shares outstanding - basic continuing operations	21,673,210	18,813,892	20,105,867

Net loss per share - basic and diluted discontinued operations	$-	$(0.01)	$(0.02)

Weighted shares outstanding - basic discontinued operations	21,673,210	18,813,892	20,105,867

See accompanying Notes to Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Consolidated Statements of Stockholders' Equity

	Number of				Amount
	Shares		Common	Additional	Due Under		Net
	Issued and	Common	Stock	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	Equity
Balance at January 1, 2008	20,105,867	$201,058	$-	$1,998,586	$-	$(1,146,126)	$1,053,518

Net loss for the year ended December 31, 2008	-	-	-	-	-	(480,810)	(480,810)

Balance at December 31, 2008	20,105,867	201,058	-	1,998,586	-	(1,626,936)	572,708

Stock canceled in settlement agreement	(6,459,877)	(64,598)	-	(389,222)	-	-	(453,820)

Net loss for four months ended April 30, 2009	-	-	-	-	-	(118,888)	(118,888)

Balance at April 30, 2009	13,645,990	1,365	-	1,744,459	-	(1,745,824)	-

Stock issued under subscription agreement	10,752,687	1,075	-	108,925	-	-	110,000

Stock issued in connection with debenture agreement	500,000	50	-	29,950	-	-	30,000

Stock available under debenture conversion option	-	-	-	75,000	-	-	75,000

Stock due under subscription agreement	-	-	8,700	898,610	-	-	907,310

Amount due from subscriber under subscription agreement	-	-	-	-	(100,000)	-	(100,000)

Net loss	-	-	-	-	-	(273,280)	(273,280)

Balance at April 30, 2010	24,898,677	$2,490	$8,700	$2,856,944	$(100,000)	$(2,019,104)	$749,030

See accompanying Notes to Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Consolidated Statement of Cash Flows

	YEAR	FOUR MONTHS	YEAR
	ENDED	ENDED	ENDED
	April 30,	April 30,	December 31,
	2010	2009	2008

Cash (used in) provided by Operating activities
Net loss	$(273,280)	$(118,888)	$(480,810)
Adjustments to reconcile loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,665	21,044	74,638
Amortization of discounts on debentures to related party	18,294	-	-
Deferred income tax expense	-	-	369,010
Change in provision for bad debts	-	-	(20,000)
Changes in operating assets and liabilities:
Receivable	(1,375)	(58,201)	70,539
Note receivable	-	-	(74,885)
Prepaid expenses	(7,673)	(1,561)	(8,960)
Deposits	(48,350)	-	-
Accounts payable & accrued expenses	127,372	172,239	(19,549)
Accrual for settlement of lawsuit	-	(250,000)	220,000
Deferred revenue	-	(5,524)	3,000
Cash (used in) provided by operating activities	(183,347)	(240,891)	132,983

Cash used in Investing activities
Purchase of rental property	(204,637)
Purchase of property and equipment	(5,347)	(1,420)	(34,110)
Cash used in investing activities	(209,984)	(1,420)	(34,110)

Cash provided by (used in) Financing activities
Payments on notes and capital lease obligation	-	(55,615)	(55,503)
Cash transferred in settlement agreement	-	(207,886)	-
Proceeds from common stock through subscription receivable with related parties	110,000	-	-
Proceeds from debenture issued to related party	500,000	-	-
Cash (used in) provided by financing activities	610,000	(263,501)	(55,503)

Net change in cash	216,669	(505,812)	43,370

Cash at beginning of period	-	505,812	462,442

Cash at end of period	$216,669	$-	$505,812

Supplemental information, non-cash transactions
Cash paid during the year for:
Interest paid	$-	$12,982	$47,931
Income taxes paid	$-	$-	$-
Non-cash transactions
Issuance of stock as commitment fee to related party	$30,000	$-	$-

See accompanying Notes to Consolidated Financial Statements.

PROGREEN PROPERTIES, INC.
(Formerly Diversified Product Inspections, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 1. Financial statement presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are the representations of management. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

History and nature of business
ProGreen Properties, Inc. (formerly Diversified Products Inspections, Inc.), a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”) own and manage residential real estate rental property in the Oakland County, Michigan area.

On April 30, 2009, the Company ceased previous operations and settled an outstanding lawsuit which resulted in a change of ownership and management.  Following the settlement on April 30, 2009, the Company had no assets, no liabilities, and had 13,645,990 shares of common stock outstanding in contrast to 20,105,867 outstanding as of March 31, 2009.  Operations prior to closing are presented as discontinued operations.  Revenue and operating expenses from discontinued operations were $924,024 and $1,029,930, respectively, for the four months ended April 30, 2009, and $2,682,640 and $2,519,009, respectively, for the year ended December 31, 2008.

On July 21, 2009, the Company formed ProGreen Properties, Inc. as a wholly-owned subsidiary and merged ProGreen Properties, Inc. into the Company, which was the surviving corporation in the merger.  In connection with the merger, the Company changed its name from Diversified Product Inspections, Inc. to ProGreen Properties, Inc.  The change of the Company’s name to ProGreen Properties, Inc. became effective on September 11, 2009 with approval by the Financial Industry Regulatory Authority as effective for trading purposes in the OTC Bulletin Board market under the new symbol PGEI.

In December 2009, ProGreen Realty LLC (“ProGreen Realty”) was formed as a wholly owned subsidiary of the Company. ProGreen Realty is the real estate broker for the Company and will facilitate the acquisition of real properties. All assets, liabilities, revenues and expenses are included in the financial statements of the Company.

In addition to ProGreen Realty, the Company has established separate LLC’s for each of the four properties owned. The Company is the sole member of the LLC.

On April 30, 2009 the Company’s Board of Directors approved a change to the Company’s fiscal year end. The fiscal year-end was changed from December 31 to April 30 in order to better align the future operations and financial results with the change in the Company’s operations. Accordingly, there was a four month transition period from January 1, 2009 to April 30, 2009 and below represents the twelve months ended April 30, 2009 for comparison purposes:

PROGREEN PROPERTIES, INC.
(Formerly Diversified Product Inspections, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

	Twelve months	Twelve months
	ended	ended April 30, 2009
	April 30, 2010	(unaudited)
Revenues	$7,718	$-
Less operating expenses	217,834	-
Less other expenses	63,164	-
Loss from continuing operations	$(273,280)	$-

Loss from discontinued operations	$-	$(561,725)

SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation
The consolidated financial statements include the accounts and records of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Estimates
The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Fair value measurement
Due to the short-term nature of the Company’s financial instruments, such as receivables, accounts payable and other assets and liabilities, the carrying value approximates their fair values.

Property and real estate costs
Property and real estate costs are recorded at cost from expenditures relating to the acquisition, development, construction, and other costs that enhance the value or extend the life of rental properties are capitalized. All other expenditures necessary to maintain the properties are expensed as incurred.

Depreciation is computed using the straight-line method over the estimated useful life of the property, as follows:

	Lives	Method
Condominium	27.5 years	Straight line
Furniture	10 years	Straight line
Equipment	5 years	Straight line

Revenue recognition
Real estate properties are leased under operating leases with terms of one year or less. Rental income from these leases is recognized on a straight-line basis over the term of each lease.

Advertising costs
Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the year ended April 30, 2010 and four months ended April 30, 2009 was approximately $2,200 and $2,400, respectively. Advertising costs for the year ended December 31, 2008 was approximately $3,300

PROGREEN PROPERTIES, INC.
(Formerly Diversified Product Inspections, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

Tenant deposits
The Company requires tenants to pay a deposit at the beginning of each lease. This deposit may be used for unpaid lease obligations or repair of damages based on the Company’s determination. If the tenant has not defaulted on the lease, the Company will return the deposit to the tenant at the end of the lease.

Deferred revenue
The Company may require tenants to prepay rent. The prepaid rent is amortized over the term of the lease using the straight-line method.

Income taxes
The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

Reclassifications
Certain amounts in previous periods have been reclassified to conform to 2010 classifications.

Note 2. Rental property

Rental property consists of four condominiums at April 30, 2010 as follows:

Condominium available for occupancy	$100,129
Condominiums under construction	104,508
204,637
Less accumulated depreciation	(1,617)
$203,020

Note 3.  Residential Lease

The Company entered into one year leases with tenants for two of its rental properties beginning November 1, 2009 and April 9, 2010, at $900 and $1,000 per month, respectively.

Note 4. Related Party Secured Convertible Debenture Agreement

On November 5, 2009, the Company entered into a Secured Convertible Debenture with Rupes Futura AB (“RF”), an investment company controlled by Henrik Sellmann, a director of the Company, providing for a loan to the Company of $500,000. The Company issued to RF a 13.5% Secured Convertible Debenture, due November 2014, together with 500,000 shares of Common Stock of the Company as a Commitment Fee. The value of the Common Stock at the time of issuance was $30,000 and is recorded as debt discount. The Commitment Fee will be amortized over five years, the term of the Debenture, using the effective interest method. The proceeds of the sale of this Debenture and other Debentures in this series, the terms of which are described below, will primarily be used for the purchase, refurbishment and upgrade of residential real estate in Michigan.

Each Debenture is secured by a first lien on the property to be purchased by ProGreen Realty. Interest is payable at an annual rate of 13.5%, payable annually in arrears in shares of Common Stock of the Company, valued at the Conversion Price (defined below) as of the due date of the interest payment.  The Debentures may be prepaid at any time after two years from the Closing Date, without penalty, by the Company. Any accrued unpaid interest due at such time will be paid in shares of Common Stock valued at the Conversion Price as of the date of the prepayment. RF has the right to choose to convert the Debentures in lieu of cash prepayment.

PROGREEN PROPERTIES, INC.
(Formerly Diversified Product Inspections, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

Debentures are convertible in whole or in part into Common Stock at the option of RF at the Conversion Price at any time following the date that is two years from the Closing Date. If RF that elects to convert any unpaid principal amount of a Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture.  The conversion price ("Conversion Price") of the Debentures is the price equal to the average closing price (the mean average between bid and ask price) of the Common Stock during the period of twenty (20) consecutive Trading Days, ending on the Trading Day immediately prior to the due date of the interest payment, the prepayment date, or the date of RF’s giving the conversion notice, as the case may be, subject to equitable adjustment for any stock splits, stock dividends, reclassifications or similar events during such period. The conversion feature has intrinsic value of $75,000 that is recorded as debt discount and amortized over two years, the required holding period for RF, using the effective interest method. The effective interest rate on the Debenture as a result of the debt discounts noted above was 26.69%, which resulted in interest expense of $50,842 for 2010.

The Company has not estimated the fair value of the Debenture due to it not having a quoted market price available and the Company’s determination that it would be cost prohibitive to obtain an independent valuation considering the nature of the Debenture.

Note 5.  Related Party Subscription Agreement

On July 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a fixed price of $0.01023 per share, in three tranches.  The Phase I tranche consisted of 5,767,350 shares of Common Stock for a total purchase price of $59,000, to be purchased by the EIG on or before July 16, 2009.  The Phase II tranche consisted of 43,108,504 shares of Common Stock for a total purchase price of $441,000, to be purchased by the EIG on or before December 31, 2009; and the Phase III tranche consists of 48,875,855 shares of Common Stock for a total purchase price of $500,000, to be purchased by the EIG on or before July 16, 2010. The shares comprising each of the tranches in Phases I through III may be purchased in one or more installments by EIG; provided, that the number of shares required to be purchased in each tranche is purchased in its entirety by the final purchase date specified for the entire tranche.

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

As of April 30, 2010 EIG had purchased all the required shares in the Phase I tranche and 4,985,337 shares in the Phase II tranche.

On May 12, 2010, the Company received the balance of the Phase II tranche with interest and issued 38,123,167 shares to EIG. In addition, on June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. These amounts are reflected as amount due from related party subscriber under subscription receivable in the accompanying balance sheet. The remaining balance of $100,000 had not been received prior to the issuance of the financial statements and has been included in stockholders’ equity as amount due from subscriber under subscription agreement.

PROGREEN PROPERTIES, INC.
(Formerly Diversified Product Inspections, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 6. Corporate Lease Agreement

On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company does not have a lease payment for the first 9 months of the lease agreement, and subsequent payments are as follows:

Year ended	Rental
April 30,	Amount
2011	$5,920
2012	28,439
2013	28,692
2014	28,715
2015	28,969
2016	12,070

In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the April 30, 2010 balance sheet.

During 2010, the Company recorded $2,012 in rental expense as a result of the lease.

Note 7.  Income Taxes

For tax purposes the Company has federal net operating loss (“NOL”) carryovers of $237,514 which is available to offset future taxable income. These NOL carryovers expire in 2030. As a result of the Company’s reorganization, as further described in Note 1, the NOL carryovers generated prior to the reorganization are limited by Section 382 of the Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 30,	April 30,
	2010	2009
Deferred tax assets:
NOL carryovers	$35,627	$247,627
Deferred revenue	450	-
Accrued interest	4,882	-
Total deferred tax assets	40,959	247,627
Valuation allowance	(40,959)	(247,627)
Net deferred tax assets	$-	$-

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to reduce the deferred tax assets. The ultimate realization of these assets is dependant upon generation of future taxable income sufficient to offset the related deductions and NOL carryovers within the applicable carryover periods as previously discussed. Management is unsure of the Company’s ability to generate sufficient taxable income to realize the deferred tax assets. As such, the Company has recorded a valuation allowance for the entire net deferred tax asset.

PROGREEN PROPERTIES, INC.
(Formerly Diversified Product Inspections, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

The reconciliation of income tax expense attributable to continuing operations computed at the U.S. federal statutory tax rates is the income tax expense recorded is as follows:

	Year	Four months	Year
	ended	ended	ended
	April 30,	April 30,	December 31,
	2010	2009	2008
Income tax at U.S. statutory rates	$(40,992)	$(40,421)	$(38,012)
Effect of permanent differences	33	1,137	1,259
Settlement agreement permanent differences	-	163,275	-
(Decrease) increase in valuation allowance	(206,668)	(134,876)	382,503
Effect of limitation on federal NOL carryovers	109,247	-	-
Effect of change in statutory rate estimate	138,380	-	-
Other	-	10,885	23,260
Income tax expense	$-	$-	$369,010

The effective rate used for estimation of deferred taxes changed from 34% for the four month period and year ended April 30, 2009 and December 31, 2008, respectively, to 15% for the year ended April 30, 2010. The change in the effective rate is based on management’s anticipated scope of future operations and plans for future generation of taxable income as described more fully in Note 9.

The tax years that remain subject to U.S. IRS examination at April 30, 2010 are 2006 through 2010. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provisions.

Note 8. Earnings (loss) per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding during each period.  Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt.

In connection with the receipt of the stock subscription proceeds subsequent to April 30, 2010 (Note 5), the Company issued additional 77,223,851 shares of common stock that would have a significant effect on the April 30, 2010 loss per share calculation.

Note 9.  Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 1, on April 30, 2009, the Company disposed of its then existing operating business.  The Company made acquisitions of residential rental property and has entered into two leases with tenants to occupy two of those properties.  Also, as more fully discussed in Note 4, the Company issued a $500,000 Secured Debenture the proceeds of which will primarily be used for the purchase, refurbishment and upgrade of revenue producing residential real estate.

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

PROGREEN PROPERTIES, INC.
(Formerly Diversified Product Inspections, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

The Company will continue to incur costs that are necessary for it to remain an active public company.  As with future acquisition, these ongoing costs are expected to be funded through the subscription agreements.

Note 10. Commitments

The Company has extended offers to purchase additional rental properties with earnest deposits totaling $13,000, which has been recorded as deposits on the April 30, 2010 balance sheet. All offers are subject to inspection and final acceptance from the Company.

Note 11.  Amendments to Certificate of Incorporation

Increase in Authorized Common Stock

On May 21, 2009, our Board of Directors approved the amendments to our Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 50,000,000, par value $0.01 per share, to 250,000,000, par value $0.0001.  Such amendments were approved by our majority stockholder and detailed in an Information Statement mailed to stockholders.

Authorization of New Class of 10,000,000 shares of Preferred Stock

The amendments to the Company’s Certificate of Incorporation that were so approved also authorize a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and authorizes the Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our Chief Executive and Chief Financial officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act").  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2010. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Our Chief Executive and Chief Financial Officer, in the evaluation of our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 under the Exchange Act has concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of April 30, 2010, are not effective, and that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The presence of these material weaknesses does not mean that a material misstatement has occurred in our financial statements, but only that our present controls might not be adequate to detect or prevent a material misstatement in a timely manner.

The Company has policies and procedures that require the financial statements and related disclosures be reviewed and that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The Company utilizes a third party consultant to assist with the preparation of the financial statements and related disclosures. During the year ended April 30, 2010, we failed to review the financial statements and related disclosures on a timely basis and certain significant disclosures were incorrect or omitted and certain accounting errors were discovered. Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. In order to mitigate this material weakness, management intends to ensure that all elements of the financial statements and related disclosures are provided to and reviewed in a timely manner by the third party consultant. As a result we are confident our financial statements as of April 30, 2010 and for the year ended April 30, 2010, fairly present in all material respects our financial condition and results of operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Henrik Sellmann was appointed to our Board of Directors on July 26, 2010,  He founded Nordic Flanges AB (Stockholm, Sweden) in 1981 and sold the company in 2007, but stayed on as CEO until 2008. Mr. Sellmann is still a member of the Nordik Flanges board. Nordic Flanges is involved in trading and production of forged flanges with a global distribution.

We issued Mr. Sellmann a $500,000 convertible debenture, and 500,000 shares of our common stock as a commitment fee, in connection with his loan, through Mr. Sellmann’s controlled company, Rupes Futura AB, of $500,000 to the Company.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors, both as of as of July 26, 2010.

Name	Age	Title
Jan Telander	60	Chief Executive Officer, Chief Financial Officer and Director

Henrik Sellmann	55	Director

Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.

Jan Telander is the Company’s sole officer and a director.  He has been the president of  EIG Venture Capital Ltd (“EVC”) since 2001.  EVC was founded by Mr. Telander and two other family members as a private investment company with an aim to purchase early stage companies and build these into larger entities with a view to seek exit through public listing on a suitable stock exchange.  From 2001 until May 31, 2008, Mr. Telander was a member of the Board of Directors of Gas Turbine Efficiency, Inc., an EIG portfolio company.

Henrik Sellmann was appointed to our Board of Directors on July 26, 2010,  He founded Nordic Flanges AB (Stockholm, Sweden) in 1981 and sold the company in 2007, but stayed on as CEO until 2008. Mr. Sellmann is still a member of the Nordik Flanges board. Nordic Flanges is involved in trading and production of forged flanges with a global distribution.

Corporate Governance

Directors are elected at the annual stockholder meeting or appointed by our Board of Directors and serve for one year or until their successors are elected and qualified. When a new director is appointed to fill a vacancy created by an increase in the number of directors, that director holds office until the next election of one or more directors by stockholders.  Officers are appointed by our Board of Directors and their terms of office are at the discretion of our Board of Directors.

Committees of our Board of Directors

Audit Committee. Our Board of Directors plans to establish an Audit Committee, the members of which shall be considered as independent under the standards for independence for audit committee members established by the NYSE. The Audit Committee will operate under a written charter.

Other Committees. The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of the Company, the current levels of compensation to corporate officers and the beneficial ownership by Jan Telander of in excess of 90% of the Company’s outstanding common stock. The Board will consider establishing compensation and nominating committees at the appropriate time.

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this report. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 380 North Old Woodward Ave., Suite 226, Birmingham, MI 48009 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

Other Information about our Board of Directors

During our fiscal year ended April 30, 2010, our Board of Directors did not meet, but acted by written consent five times.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all such statements they file.  For the fiscal year ended April 30, 2010, we believe that all required filings under Section 16(a) have been made by our officers and directors.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Exchange Act. A copy of this Code may be obtained by requesting a copy in writing to the Company at 480 North Old Woodward Ave., Suite 226, Birmingham, MI 48009. This Code applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal 2010, 2009 and 2008 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)		Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa-tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
Jan Telander, CEO (1)	2010		-0-							-0-
	2009		-0-							-0-
Jon VanZyll, CEO	2009		$20,977							$20,977
	2008	(2)	$69,108							$69,108

(1)    Mr. Telander became Chief Executive Officer on April 30, 2009.

(2)    Compensation shown is for the fiscal year ended December 31, 2008.

Stock Options Granted and Exercised in The Year Ended December 31, 2008

No stock option grants were made in the fiscal year ended April 30, 2010.

Director Compensation

Currently, our directors do not receive compensation for serving on our Board of Directors.

Employment Agreements

Neither the Company, nor any of our subsidiaries, have entered into an employment contract with a named executive officer. Furthermore, we do not, nor do any of our subsidiaries, anticipate entering into an employment contract with any named executive officer in the near future.

Employee Benefit Plans

We do not currently have any type of employee compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of July 26, 2010 by the following individuals or groups:

•	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and named executive officers as a group.

The percentage of beneficial ownership in the following table is based upon 102,122,528 shares of common stock outstanding as of July 26, 2010.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  We do not have any  outstanding options, warrants or other conversion rights.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding

Jan Telander (1) 380 North Old Woodward Ave., S. 226 Birmingham, MI 48009	96,044,985	94.04%

Henrik Sellmann (2) 380 North Old Woodward Ave., S. 226 Birmingham, MI 48009	500,000	*

All officers and directors as a group	96,544,985	94.53%

*	Less than 1%.
(1)
Mr. Jan Telander owns an aggregate of 96,044,985 shares beneficially, of which 151,200 shares are owned directly and 95,893,785 shares are owned indirectly through EIG Capital, Ltd., a controlled corporation. EIG Capital is the sole stockholder of EIG Venture Capital, Ltd., EIG Capital Investments, Ltd. and Sofcon, Ltd., which own directly 95,019,103, 497,197 and 377,485 shares of the Company's common stock, respectively.

(2)
Mr. Sellman owns 500,000 shares of common stock through a controlled company, Rupes Futura AB, issued as a commitment fee in connection with the purchase by that company of the Company’s $500,000 convertible debenture issued on November 5, 2009.  The convertible debenture, commencing two years after the date of issuance, is convertible into shares of our common stock based on the market prices of our common stock at the time of conversion.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any type of equity compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

EIG Venture Capital Ltd. (“EIG”), a company controlled by our Chief Executive Officer, Jan Telander, agreed to invest $1,000,000 through the purchase of 97,751,710 shares of common stock for $0.01023 per share in three tranches. The first two tranches were due in July 2009 and December 31, 2009, and the third tranche is due July 16, 2010.

On December 1, 2009, we entered into an Amendment to the Subscription Agreement with EIG. The amendment provides that, in the event EIG did not complete payment of the full Phase II or Phase III purchase price for the shares of Common Stock required to be purchased within the time period provided in the Agreement for the particular Phase, as an additional purchase price for the shares to be purchased in that particular Phase, EIG would pay a penalty interest rate of 13.5% per annum on the unpaid balance as of the final purchase date from that date to the date the shares were purchased. As of April 30, 2010 EIG had purchased all the required shares in Phase I and 4,985,337 shares in Phase II; 38,123,167 shares in Phase II were subject to penalty interest of $12,838 as of April 30, 2010. On May 11, 2010, EIG completed its purchase of the Phase II tranche of 43,108,504 shares of Common Stock for a total purchase price of $441,000, by the payment to the Company of $390,000 for 38,123,167 shares of Common Stock with, pursuant to a December 1, 2009 Amendment to the Agreement, interest in the amount of $18,752, representing interest at the rate of 13.5% per annum on the unpaid balance of the Phase II subscription from December 31, 2009 (the date by which the Phase II tranche was required to be completed under the Agreement) to May 11, 2010. On June 1, 2010, EIG purchased 39,100,684 shares of the Phase III final tranche under the Agreement for $400,000. The Phase III tranche consists of 48,875,855 shares of Common Stock for a total purchase price of $500,000 to be purchased by EIG on or before July 16, 2010.

Item 14.  Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided by Coulter & Justus, P.C. during fiscal years 2010 and 2009.

	2010	2009

Audit Fees	$74,569	$56,870
Audit-related Fees
Tax Fees	$8,600	2,500
All Other Fees

Total Fees	$83,169	$59,370

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2010.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 200, exclusive of the fees disclosed as Audit Fees above. These fees include 10assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2009.

Audit Services. Audit services include the annual financial statement audit and other procedures required to be performed by the independent auditor to be able to form an opinion on our financial statements.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent auditor and are consistent with the SEC’s rules on auditor independence.

All Other Services. Other services are services provided by the independent auditor that do not fall within the established audit, audit-related and tax services categories.

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description
2.1
Share Exchange Agreement, dated March 6, 2001, by and between the Fairfax Group, Inc., a Florida corporation, and Diversified Product Inspections, Inc., a Florida corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 6, 2001.)

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)
3.1a
Amendment to Certificate of Incorporation, filed July 8, 2009. (Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K/A, filed with the Commission on September 16, 2009.)

3.1b
Certificate of Ownership merging the Company’s wholly-owned subsidiary, Progreen Properties, Inc., into the Company, effective September 11, 2009. (Incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K, filed with the Commission on July 28, 2009.)

3.1c	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K/A, filed with the Commission on September 16, 2009.)
3.2	By-Laws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)
3.3
Agreement and Plan of Merger, dated December 11, 2008, between the Company and Diversified Product Inspections, Inc., a Florida corporation. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.4
Articles of Merger of Diversified Product Inspections, Inc., a Florida corporation, with the Company, dated December 11, 2008, filed with the Florida Secretary of State. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.5
Certificate of Merger of Diversified Product Inspections, Inc., a Florida corporation, with the Company, dated December 11, 2008, filed with the Delaware Secretary of State. (Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

10.5
Settlement Agreement and Asset Purchase Agreement dated as of September 30, 2008 among Diversified Product Inspections, LLC, a Tennessee limited liability company, the Company, John Van Zyll, Ann Furlong, and Marvin Stacy, Sofcon, Limited, EIG Venture Capital, Limited, and EIG Capital Investments Limited, and the First and Second Amendments thereto. (Incorporated by reference to Annex A to the Company’s definitive proxy statement for its special meeting of shareholders held on March 26, 2009, filed on February 13, 2009.)

10.6
Subscription Agreement, dated July 22, 2009, between the Company and EIG Venture Capital, Ltd. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on July 28, 2009.)

10.6a
(Amendment No. 1, dated December 1, 2009, to Subscription Agreement, dated July 22, 2009, between the Company and EIG Venture Capital, Ltd. (Incorporated by reference to Exhibit 10.6a to the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2009.)

10.7
Form of Subscription Agreement for the Company's 13.5% Secured Convertible Debentures. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2009.)

10.8	Form of the Company’s 13.5% Secured Convertible Debenture. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2009.)
14.1	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 31, 2006.)
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2010.

PROGREEN PROPERTIES, INC

Date: July 29, 2010	By:	/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on July 29, 2010.

/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief
Financial Officer and Director

By:	/s/ Henrik Sellman
Henrik Sellman, Director