Form 10-K/A
period 2010-04-30
ProGreen Properties, Inc.
filed 2010-09-02
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Amendment No. 1
to
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

EXPLANATORY NOTE

WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-K FOR THE YEAR ENDED APRIL 30, 2010 (THE “2010 FORM 10-K”) TO CLARIFY THE DISCLOSURES IN “ITEM 9A (T). CONTROLS AND PROCEDURES”. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2010 FORM 10-K AS OF JULY 29, 2010, THE DATE ON WHICH THE 2010 10-K WAS FILED, NO ATTEMPT EXCEPT AS DESCRIBED ABOVE HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES.

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

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2010. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded that our internal control over financial reporting was not effective as of April 30, 2010.

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

PROGREEN PROPERTIES, INC

Date: September 2, 2010	By:	/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on September 2, 2010.

/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief
Financial Officer and Director

By:	/s/ Henrik Sellman
Henrik Sellman, Director