Form 10-Q
period 2010-07-31
ProGreen Properties, Inc.
filed 2010-09-17
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission File Number 000-30563

PROGREEN PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	59-3087128
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

380 North Old Woodward Ave., Suite 226, Birmingham, MI	48009
(Address of Principal Executive Offices)	(Zip Code)

(248) 530-0770

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 102,522,528 as of September 10, 2010.

PROGREEN PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

            Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2010.

            The results of operations for the three months ended July 31, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Balance Sheets (Unaudited)

	July 31,	April 30,
	2010	2010
ASSETS
Rental property, net accumulated depreciation of $2,417 and $1,617	$261,768	$203,020
Cash	821,913	216,669
Commissions receivable	-	1,375
Prepaid expenses	11,979	7,673
Deposits	11,000	48,350
Amount due from related party subscriber under subscription receivable	-	807,310
Property and equipment:
Equipment, furniture and fixtures	5,601	5,347
Less accumulated depreciation	(237)	(48)
Total assets	$1,112,024	$1,289,696

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$71,133	$88,974
Accrued interest	49,562	32,548
Deferred revenue	-	3,000
Tenant deposits	2,850	2,850
Convertible debenture payable to related party (net of unamortized
discount of $78,719 and $86,706)	423,281	413,294
Total liabilities	546,826	540,666

Stockholders' equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 authorized and
102,122,528 outstanding at July 31, 2010; 250,000,000 shares
authorized and 24,898,677 outstanding at April 30, 2010	10,212	2,490
Common stock, $.0001 par value, 9,775,709 and 86,999,002
subscribed not issued	978	8,700
Additional paid-in capital	2,858,941	2,856,944
Less: amount due from related party subscriber under subscription
agreement	(100,555)	(100,000)
Accumulated deficit	(2,204,378)	(2,019,104)
Total stockholders' equity	565,198	749,030
Total liabilities and stockholders' equity	$1,112,024	$1,289,696

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Operations (Unaudited)

	THREE MONTHS ENDED
	July 31,
	2010	2009
Revenues:
Rental revenue	$5,700	$-
Commissions revenues	1,000	-
Total revenues	6,700	-

Expenses:
Property operation & maintenance
(exclusive of items below)	5,889	-
Professional fees	95,616	-
General & administrative	56,014	13,764
Depreciation	988	18
Total operating expenses	158,507	13,782

Other expense:
Interest expense	27,001	-
Interest income	-	-
Other expenses	6,466	-
Total other expense	33,467	-

Total operating expenses	(125,040)	(13,782)

Loss from operations before income tax	(185,274)	(13,782)

Deferred income tax expense	-	-

Net loss	(185,274)	(13,782)

Net loss per share	-	-
Weighted average Shares outstanding	66,135,023	17,289,366

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Stockholders' Equity
(UNAUDITED)

	Number of				Amount
	Shares		Common	Additional	Due Under		Net
	Issued and	Common	Stock	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	Equity
Balance at April 30, 2009	13,645,990	1,365	-	1,744,459	-	(1,745,824)	-

Stock issued under subscription
agreement	10,752,687	1,075	-	108,925	-	-	110,000

Stock issued in connection with
debenture agreement	500,000	50	-	29,950	-	-	30,000

Stock available under debenture
conversion option	-	-	-	75,000	-	-	75,000

Stock due under subscription
agreement	-	-	8,700	898,610	-	-	907,310

Amount due from subscriber
under subscription agreement	-	-	-	-	(100,000)	-	(100,000)

Net loss	-	-	-	-	-	(273,280)	(273,280)

Balance at April 30, 2010	24,898,677	2,490	8,700	2,856,944	(100,000)	(2,019,104)	749,030

Stock issued under subscription
agreement	77,223,851	7,722	(7,722)	1,442	-	-	1,442

Amount due from subscriber
under subscription agreement	-	-	-	555	(555)	-	-

Net loss	-	-	-	-	-	(185,274)	(185,274)

Balance at July 31, 2010	102,122,528	$10,212	$978	$2,858,941	$(100,555)	$(2,204,378)	$565,198

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	THREE MONTHS ENDED
	July 31,
	2010	2009
Cash (used in) provided by Operating activities
Net loss	$(185,274)	$(13,782)
Adjustments to reconcile loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	1,854	18
Amortization of discounts on debentures to related party	18,294	-
Changes in operating assets and liabilities:
Receivable	1,375	-
Note receivable	-	-
Prepaid expenses	(4,306)	(1,873)
Deposits	37,350	-
Accounts payable & accrued expenses	(3,827)	6,684
Cash (used in) provided by operating activities	(134,534)	(8,953)

Cash used in Investing activities
Purchase of rental property	(60,365)
Purchase of property and equipment	(302)	(49,500)
Cash used in investing activities	(60,667)	(49,500)

Cash provided by (used in) Financing activities
Proceeds from issuance of common stock	-	59,000
Advance from related party	-	13,000
Proceeds from common stock through subscription receivable
with related parties	703,752	-
Proceeds from debenture issued to related party	96,693	-
Cash (used in) provided by financing activities	800,445	72,000
Net change in cash	605,244	13,547

Cash at beginning of period	216,669	-
Cash at end of period	$821,913	$13,547
Supplemental information, non-cash transactions
Cash paid during the year for:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
July 31, 2010

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

On April 30, 2009, the Company (formerly known as Diversified Product Inspections, Inc.) ceased previous operations and settled an outstanding lawsuit which resulted in a change of ownership and management.  Following the settlement on April 30, 2009, the Company had no assets, no liabilities, and had 13,645,990 shares of common stock outstanding.

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

In addition to ProGreen Realty, the Company has established separate LLC’s for each of the five properties owned. The Company is the sole member of the LLC.
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
July 31, 2010

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

Advertising costs
Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the three months ended July 31, 2010 and 2009 was approximately $15,400 and $0, respectively.

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

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
July 31, 2010

Note 2. Rental property

Rental property consists of four condominiums at July 31, 2010 as follows:

Condominium available for occupancy	$96,323
Condominiums under construction	167,862
264,185
Less accumulated depreciation	2,417
$261,768

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

Debentures are convertible in whole or in part into Common Stock at the option of RF at the Conversion Price at any time following the date that is two years from the Closing Date. If RF elects to convert any unpaid principal amount of a Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture.  The conversion price ("Conversion Price") of the Debentures is the price equal to the average closing price (the mean average between bid and ask price) of the Common Stock during the period of twenty (20) consecutive Trading Days, ending on the Trading Day immediately prior to the due date of the interest payment, the prepayment date, or the date of RF’s giving the conversion notice, as the case may be, subject to equitable adjustment for any stock splits, stock dividends, reclassifications or similar events during such period. The conversion feature has intrinsic value of $75,000 that is recorded as debt discount and amortized over two years, the required holding period for RF, using the effective interest method. The effective interest rate on the Debenture as a result of the debt discounts noted above was 13.5%.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
July 31, 2010

Note 5.  Related Party Subscription Agreement

On July 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a fixed price of $0.01023 per share, in three tranches.  The Phase I tranche consisted of 5,767,350 shares of Common Stock for a total purchase price of $59,000, to be purchased by EIG on or before July 16, 2009.  The Phase II tranche consists of 43,108,504 shares of Common Stock for a total purchase price of $441,000, to be purchased by EIG on or before December 31, 2009; and the Phase III tranche consists of 48,875,855 shares of Common Stock for a total purchase price of $500,000, to be purchased by EIG on or before July 16, 2010. The shares comprising each of the tranches in Phases I through III may be purchased in one or more installments by the EIG; provided, that the number of shares required to be purchased in each tranche is purchased in its entirety by the final purchase date specified for the entire tranche.

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

As of April 30, 2010 EIG purchased all the required shares in the Phase I tranche and 4,985,337 shares in the Phase II tranche.

On May 12, 2010, the Company received the balance of the Phase II tranche with interest and issued 38,123,167 shares to EIG. In addition, on June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. As of September 14, 2010, the remainder of Phase III and interest has not been paid.  These amounts are reflected as amount due from related party subscriber under subscription receivable in the accompanying balance sheet. The remaining balance of $100,000 had not been received prior to the issuance of the financial statements and has been included in stockholders’ equity as amount due from subscriber under subscription agreement.

Note 6. Corporate Lease Agreement

On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company does not have a lease payment for the first 9 months of the lease agreement, and subsequent payments are as follows:

Year ended	Rental
April 30,	Amount
2011	$5,920
2012	28,439
2013	28,692
2014	28,715
2015	28,969
2016	12,070

In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the July 31, 2010 balance sheet.  Rent expense is recognized on a straight line basis over the term of the lease.  The excess of rent expense over required rental payments is recorded as a liability.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
July 31, 2010

During the three months ended July 31, 2010, the Company recorded $6,036 in rental expense as a result of the lease.

Note 7.  Income Taxes

The Company has not recorded any income tax benefit for the three months ended July 31, 2010 and 2009.  The Company has recorded an income tax valuation allowance equal to the benefit of its income tax carry forward because of the uncertainty relating to the Company’s ability to utilize the NOL carry forward.

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

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
July 31, 2010

Note 10. Commitments

The Company has extended offers to purchase additional rental properties with earnest deposits totaling $6,000, which has been recorded as deposits on the July 31, 2010 balance sheet. All offers are subject to inspection and final acceptance from the Company.

Note 11.  Amendments to Certificate of Incorporation

On July 8, 2009, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000, par value $.01 per share to 250,000,000, par value $.0001 per share.  The Certificate of Amendment also authorized the issuance of 10,000,000 shares of a new class of preferred stock, par value $.0001 per share, with such rights, preferences and limitations as the Board of Directors may designate.

Note 12. Subsequent Events

On August 3, 2010 , the company entered into a land contract to sell one of the properties renovated during the quarter,.

On August 10, 2010 the Company set forth an agreement between themselves and CityVac IR Services (“CityVac”), an investor relations company. whereas (“CityVac”) will provide services in exchange for payment in the form of restricted shares. 400,000 restricted shares on or before August 12, 2010 and 200,000 restricted shares on or before November 12, 2010, February 12, 2011, and May 12, 2011. If this contract is canceled given a 30 day notice, (“CityVac”) will retain all payments made prior to the notification as full payment for services rendered.

Effective August 25, 2010, the Company entered into a Standby Equity Purchase Agreement (the “SEP Agreement”), with LeadDog Capital LP (“LDC”), under which LDC agreed to provide an equity line of credit of up to $2,500,000 to purchase the Company’s common stock. The Company issued to LDC in connection with the execution of the SEP Agreement a commitment fee of 300,000 shares of its common stock, and has agreed to issue to an affiliate of LDC a structuring and due diligence fee of 100,000 shares of common stock. The Company is required to file a registration statement under the Securities Act of 1933, as amended, within 60 days of the date the SEP Agreement is executed to register the common stock to be issued under the SEP Agreement, and will include in such registration statement 10,000,000 shares of its common stock for this equity line financing. Upon the terms and conditions set forth in the SEP Agreement, during its two year term, the Company may issue and sell (or “put”) to LDC, and LDC shall purchase from the Company, up to that number of shares of common stock having an aggregate purchase price of $2,500,000, the maximum amount that LDC is required to purchase pursuant to any one put notice under the SEP Agreement being $200,000. The purchase price for the shares purchased by LDC shall be equal to 92% of the market price, which is defined in the SEP Agreement to be equal to the lowest daily volume weighted average price of the Company’s common stock during the ten consecutive trading days after the date of the related put notice.

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

Our Business

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

FINANCIAL CONDITION

At July 31, 2010, we had total assets of $1,112,024, compared to total assets of $1,289,696 at April 30, 2010. The decrease in total assets was primarily due to net operating  losses..

At July 31, 2010, we had stockholders’ equity of $565,198.

The Company continued to seek additional properties during the quarter, purchasing one property and evaluating other properties.  The company incurred significant costs in renovating properties to make available to rent and professional fees in implementing its business plan and preparing to sell properties in the future.  Many of these expenses relate to setting up procedures that will reduce ongoing operations as it continues to buy and sell properties.

Cash increased approximately $605,000 for the quarter ended July 31, 2010.  Approximately $704,000 was received from stock subscriptions with related parties, and approximately $97,000 was received from the issuance of debentures to related parties. The Company invested approximately $60,000 in rental properties and expended approximately $134,000 to fund operations.

RESULTS OF OPERATIONS

During the three months ended July 31, 2010, we incurred a net loss of $185,274 compared to a net loss of $13,782 for the three months ended July 31, 2009.  We had $6,700 of revenue and $5,889 of property operating and maintenance expenses for the three months ended July 31, 2010.   All other expenses increased due to our  increasing efforts to find and renovate houses that will contribute to our rental revenue stream.   Professional expenses increased significantly due to the compliance cost associated with being a public company.

The company completed the purchase of one property and entered into an agreement to sell one of the properties renovated during the quarter, the sale closed on August 3, 2010, under a land contract.  Earnest deposits were made on numerous properties during the quarter, three purchases closed in August and 1 in September, which increases the number of properties owned to eight.

LIQUIDITY

We have limited working capital.  EIG Venture Capital Ltd. (“EIG”), a company controlled by our Chief Executive Officer, Jan Telander, agreed to invest $1,000,000 through the purchase of 97,751,710 shares of common stock for $0.01023 per share in three tranches. The first two tranches were due in July 2009 and December 31, 2009, and the third tranche is due July 16, 2010. On December 1, 2009, we entered into an Amendment to the Subscription Agreement with EIG. The amendment provides that, in the event EIG did not complete payment of the full Phase II or Phase III purchase price for the shares of Common Stock required to be purchased within the time period provided in the Agreement for the particular Phase, as an additional purchase price for the shares to be purchased in that particular Phase, EIG would pay a penalty interest rate of 13.5% per annum on the unpaid balance as of the final purchase date from that date to the date the shares were purchased. As of April 30, 2010 EIG had purchased all the required shares in Phase I and 4,985,337 shares in Phase II; 38,123,167 shares in Phase II were subject to penalty interest of $12,838 as of that date. On May 11, 2010, EIG completed its purchase of the Phase II tranche of 43,108,504 shares of Common Stock for a total purchase price of $441,000, by the payment to the Company of $390,000 for 38,123,167 shares of Common Stock with, pursuant to a December 1, 2009 Amendment to the Agreement, penalty interest in the amount of $18,752, representing interest at the rate of 13.5% per annum on the unpaid balance of the Phase II subscription from December 31, 2009 (the date by which the Phase II tranche was required to be completed under the Agreement) to May 11, 2010. On June 1, 2010, EIG purchased 39,100,684 shares of the Phase III final tranche under the Agreement for $400,000. The Phase III tranche consists of 48,875,855 shares of Common Stock for a total purchase price of $500,000 to be purchased by EIG on or before July 16, 2010, leaving a balance of 9,755,171 shares to be purchased under the Agreement for a purchase price of $100,000.

Effective August 25, 2010, the Company entered into a Standby Equity Purchase Agreement (the “SEP Agreement”), with LeadDog Capital LP (“LDC”), under which LDC agreed to provide an equity line of credit of up to $2,500,000 to purchase the Company’s common stock. The Company issued to LDC in connection with the execution of the SEP Agreement a commitment fee of 300,000 shares of its common stock, and has agreed to issue to an affiliate of LDC a structuring and due diligence fee of 100,000 shares of common stock. The Company is required to file a registration statement under the Securities Act of 1933, as amended, within 60 days of the date the SEP Agreement is executed to register the common stock to be issued under the SEP Agreement, and will include in such registration statement 10,000,000 shares of its common stock for this equity line financing. Upon the terms and conditions set forth in the SEP Agreement, during its two year term, the Company may issue and sell (or “put”) to LDC, and LDC shall purchase from the Company, up to that number of shares of common stock having an aggregate purchase price of $2,500,000, the maximum amount that LDC is required to purchase pursuant to any one put notice under the SEP Agreement being $200,000. The purchase price for the shares purchased by LDC shall be equal to 92% of the market price, which is defined in the SEP Agreement to be equal to the lowest daily volume weighted average price of the Company’s common stock during the ten consecutive trading days after the date of the related put notice.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the discussion of the Company’s accounting policies included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010. We consider the following accounting policies to be the most critical going forward:

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

During the quarter consultants were engaged to evaluate and review procedures for financial reporting. The consultants’ recommendations have been implemented. It is management’s opinion that the weakness in internal control over financial reporting has been corrected.

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

Dated: September 17, 2010

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.