Form 10-Q
period 2010-10-31
ProGreen Properties, Inc.
filed 2010-12-14
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 103,529,703 as of December 10, 2010.

PROGREEN PROPERTIES, INC.

INDEX

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

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

The results of operations for the six and three months ended October 31, 2010 and 2009 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Balance Sheets (Unaudited)

	October 31, 2010	April 30, 2010
ASSETS
Rental property, net accumulated depreciation of $3,217 and $1,617	$93,106	$98,512
Properties under development	332,048	104,508
Cash	449,425	216,669
Commissions receivable	-	1,375
Note receivable	76,416
Prepaid expenses	11,394	7,673
Deposits	6,000	48,350
Amount due from related party subscriber under subscription receivable		807,310
Property and equipment:
Equipment, furniture and fixtures, net of accumulated depreciation of $422 and $48	5,179	5,299
Total assets	$973,568	$1,289,696
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$39,549	$88,974
Accrued interest	66,575	32,548
Deferred revenue	-	3,000
Tenant deposits	2,850	2,850
Convertible debenture payable to related party (net of unamortized
discount of $66,732 and $86,706)	433,268	413,294
Total liabilities	542,242	540,666
Stockholders' equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 authorized and
102,522,528 outstanding at October 31, 2010; 250,000,000 shares
authorized and 24,898,677 outstanding at April 30, 2010	10,252	2,490
Common stock, $.0001 par value, 9,775,709 and 86,999,002
subscribed not issued	978	8,700
Additional paid-in capital	2,882,304	2,856,944
Less: amount due from related party subscriber under subscription
Agreement	(103,958)	(100,000)
Accumulated deficit	(2,358,250)	(2,019,104)
Total stockholders' equity	431,326	749,030
Total liabilities and stockholders' equity	$973,568	$1,289,696

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	October 31		October 31
	2010	2009	2010	2009

Revenues:
Condominium sale	$85,000	$-	$85,000	$-
Rental Revenue	6,321	1,110	12,021	1,110
Commissions Revenue	5,255		6,255
Total Revenue	$96,576	$1,110	$103,276	$1,110
Expenses:
Cost of condominium sale	79,133	-	79,133	-
Rental property operating costs	11,217	2,587	17,106	2,639
Professional fees	24,262	44,245	119,878	52,840
General & administrative	108,998	3,075	171,478	8,192
Depreciation	986	412	1,974	430
Total operating expenses	$224,596	$50,319	$389,569	$64,101

Operating Loss	$(128,020)	$(49,209)	$(286,293)	$(62,991)
Other expenses and income:
Interest expense	(27,000)		(54,001)
Interest income	1,148	-	1,148
Loss before income taxes	$(153,872)	$(49,209)	$(339,146)	$(62,991)

Deferred income tax expense

(Net Loss	$(153,872)	$(49,209)	$(339,146)	$(62,991)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	102,470,354	20,105,867	84,302,689	17,653,810

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Stockholders' Equity
(UNAUDITED)

	Number of				Amount
	Shares		Common	Additional	Due Under		Net
	Issued and	Common	Stock	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	Equity
Balance at April 30, 2009	13,645,990	$1,365	$-	$1,744,459	$-	$(1,745,824)	$-
Stock issued under subscription agreement	10,752,687	1,075	-	108,925	-	-	110,000
Stock issued in connection with debenture agreement	500,000	50	-	29,950	-	-	30,000
Stock available under debenture conversion option	-	-	-	75,000	-	-	75,000
Stock due under subscription agreement	-	-	8,700	898,610	-	-	907,310
Amount due from subscriber under subscription agreement	-	-	-	-	(100,000)	-	(100,000)

Net loss	-	-	-	-	-	(273,280)	(273,280)

Balance at April 30, 2010	24,898,677	$2,490	$8,700	$2,856,944	$(100,000)	$(2,019,104)	$749,030

Stock issued under subscription agreement	77,223,851	$7,722	$(7,722)	$1,442	$-	$-	$1,442
Stock issued under City Vac agreement	400,000	40		19,960			20,000

Amount due from subscriber under subscription agreement	-	-	-	3,958	(3,958)	-	-

Net loss	-	-	-	-	-	(339,146)	(339,146)

Balance at October 31, 2010	102,522,528	$10,252	$978	$2,882,304	$(103,958)	$(2,358,250)	$431,326

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended October 31
	2010		2009
Cash (used in) provided by Operating activities
Net loss		$(339,146)	$(62,991)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization		1,974	430
Amortization of discounts on debentures to related party		19,974	-
Advertising expense		20,000
Changes in operating assets and liabilities:
Receivable		1,375	-
Note receivable		84	-
Prepaid expenses		(3,721)	(1,273)
Deposits		42,350
Accounts payable and accrued expenses		(18,398)	19,565
Net cash (used in) provided by operating activities		$(275,508)	$(44,269)

Cash (used in) provided by Investing activities
Acquisition and development of properties		(300,234)	-
Purchase of property and equipment		(254)	(49,500)
Cash (used in) provided by investing activities		$(300,488)	$(49,500)

Financing activities
Proceeds from common stock through subscription agreement		808,752	110,000
Net cash provided by (used in) financing activities		$808,752	$110,000

Net change in cash		$232,756	$16,231

Cash at beginning of period		216,669	-
Cash at end of period		$449,425	$16,231
Supplemental information:
Interest paid		-	$-
Income taxes paid	$		$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
October 31, 2010

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
October 31, 2010

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

Advertising costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the six months ended October 31, 2010 and 2009 were approximately $55,486 and $0, respectively.

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

Fair Value Measurements

The Company did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to 2010 classifications.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
October 31, 2010

Note 2. Real Estate Properties

The Company owns of eight condominiums at October 31, 2010 as follows:

Condominiums - rental properties	$96,323

Less accumulated depreciation	3,217

$93,106

Condominiums under development	$332,048

Note 3.  Residential Lease

The Company entered into one year leases with tenants for two of its rental properties beginning November 1, 2009 and April 9, 2010, at $900 and $1,000 per month, respectively.

Note 4. Note Receivable

On August 3, 2010 , the company entered into a land contract to sell one of the properties renovated during the quarter.

Note5. Related Party Secured Convertible Debenture Agreement

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
October 31, 2010

Note 6.  Related Party Subscription Agreement

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

As of October 31, 2010 all of the Phase I and Phase II shares have been purchased and 39,100,684 shares of the Phase III tranche.

On June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. As of December 10, 2010, the remainder of Phase III and interest has not been paid.  These amounts are reflected as amount due from related party subscriber under subscription receivable in the accompanying balance sheet. The remaining balance of $100,000 had not been received prior to the issuance of the financial statements and has been included in stockholders’ equity as amount due from subscriber under subscription agreement.

Note 7. Corporate Lease Agreement

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

During the six months ended October 31, 2010, the Company recorded $12,073 in rental expense as a result of the lease.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
October 31, 2010

Note 8. Stock Agreement

On August 10, 2010 the Company set forth an agreement between themselves and CityVac IR Services (“CityVac”), an investor relations company, whereas (“CityVac”) will provide services in exchange for payment in the form of restricted shares. 400,000 restricted shares were issued on August 12, 2010 and 200,000 restricted shares on or before November 12, 2010, February 12, 2011, and May 12, 2011. If this contract is canceled given a 30 day notice, (“CityVac”) will retain all payments made prior to the notification as full payment for services rendered.

Note 9.  Income Taxes

The Company has not recorded any income tax benefit for the six months ended October 31, 2010 and 2009.  The Company has recorded an income tax valuation allowance equal to the benefit of its income tax carry forward because of the uncertainty relating to the Company’s ability to utilize the NOL carry forward.

Note 10. Earnings (loss) per Share

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

Note 11.  Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 1, on April 30, 2009, the Company disposed of its then existing operating business.  The Company made acquisitions of residential property and has entered into two leases with tenants to occupy two of those properties.  Also, as more fully discussed in Note 4, the Company issued a $500,000 Secured Debenture the proceeds of which will primarily be used for the purchase, refurbishment and upgrade of revenue producing residential real estate.

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

Note 12. Commitments

The Company has extended offers to purchase additional properties with earnest deposits totaling $1,000, which has been recorded as deposits on the October 31, 2010 balance sheet. All offers are subject to inspection and final acceptance from the Company.

Note 13.  Amendments to Certificate of Incorporation

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

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
October 31, 2010

Note 14. Standby Equity Agreement

•
Effective August 25, 2010, the Company entered into a Standby Equity Purchase Agreement (the “SEP Agreement”), with LeadDog Capital LP (“LDC”), under which LDC agreed to provide an equity line of credit of up to $2,500,000 to purchase the Company’s common stock.  The funding will not take place until an agreed upon date in the future. Upon funding, the Company will issue to LDC a commitment fee of 300,000 shares of its common stock, and has agreed to issue to an affiliate of LDC a structuring and due diligence fee of 100,000 shares of common stock. We amended the SEP Agreement so that it provides for the filing by the Company of a registration statement under the Securities Act of 1933, as amended, on or before March 1, 2011, subject to further extension by agreement of the parties, to register the common stock to be issued under the SEP Agreement.  We plan to include in such registration statement 10,000,000 shares of our common stock for this equity line financing.  Upon the terms and conditions set forth in the SEP Agreement, during its two year term, the Company may issue and sell (or “put”) to LDC, and LDC shall purchase from the Company, up to that number of shares of common stock having an aggregate purchase price of $2,500,000, the maximum amount that LDC is required to purchase pursuant to any one put notice under the SEP Agreement being $200,000. The purchase price for the shares purchased by LDC shall be equal to 92% of the market price, which is defined in the SEP Agreement to be equal to the lowest daily volume weighted average price of the Company’s common stock during the ten consecutive trading days after the date of the related put notice.

Note 15. Subsequent Events

On November 17, 2010, the Company closed on its ninth condominium.

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

The Company had maintained its conduct of investigations and laboratory analyses operations until the April 30, 2009 closing of a Settlement and Asset Purchase Agreement (the “Agreement”).  On April 30, 2009, we ceased our investigations and laboratory analyses operations and closed the Agreement pursuant to which $230,000 was paid to a plaintiff to settle material litigation, and our remaining assets and liabilities were transferred to a separate entity owned by the previous executive officers of the Company The Company is now controlled by the former plaintiffs in the now settled litigation.

Our Business

The purchase of a condominium unit on July 28, 2009 initiated our planned new business operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan, where we believe favorable investment opportunities exist based on current market conditions.

Our plan is to purchase residential real estate, condominiums and houses where we believe favorable investment opportunities exist based on market conditions at the time of the investment. We are initially concentrating on the Michigan market, and on July 28, 2009, purchased our initial property a condominium located in Oakland County, Michigan. The Company remodels and upgrades properties with an emphasis on using environmentally friendly materials.  As of October 31, 2010, we have purchased nine properties, leased two, sold one and are renovating or have completed renovation of six.

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

FINANCIAL CONDITION

At October 31, 2010, we had total assets of $973,568, compared to total assets of $1,289,696 at April 30, 2010. The decrease in total assets was primarily due to net operating losses.

At October 31, 2010, we had stockholders’ equity of $431,326.

The Company continued to seek additional properties during the quarter, purchasing four properties and evaluating other properties.  The company incurred significant costs in renovating properties to make available to rent and professional fees in implementing its business plan and preparing to sell properties in the future.  Many of these expenses relate to setting up procedures that will reduce ongoing operations as it continues to buy and sell properties.

Cash decreased approximately $372,000 for the quarter ended October 31, 2010.   The Company invested approximately $296,000 in properties and expended approximately $174000 to fund operations.

RESULTS OF OPERATIONS

Six Months Ended October 31, 2010 Compared to Six Months Ended October 31, 2009

During the six months ended October 31, 2010, we incurred a net loss from continuing operations of $339,146 compared to a loss of $62,991 for the six months ended October 31, 2009. The increase in our loss from continuing operations for the six months ended October 31, 2010 over the comparable period of the prior year is primarily due to an increase in property selling and maintenance expenses of $96,239  in the six months ended October 31, 2010, from $2,639 in the prior period, an [increase] in general and administrative expense, including professional fees from $ 61,032 in the six month period ended October 31, 2009 to $291,356  in the current period, offset by an increase in revenues from $-0- in the prior period to $96,576 in the current period. All other expenses increased due to our increasing efforts to find and renovate houses that will contribute to our rental revenue stream.   Professional expenses continue to be significant due to the compliance cost associated with being a public company.

Three Months Ended October 31, 2010 Compared to Three Months Ended October 31, 2009

During the three months ended October 31, 2010, we incurred a net loss from continuing operations of $153,872 compared to $49,209 for the three months ended October 31, 2009. The increase in our loss from  operations for the three months ended October 31, 2010 over the comparable period of the prior year is primarily due to an increase in property selling and maintenance expenses to $90,350 in the six months ended October 31, 2010 from $2,587 in the prior period, an [increase] in general and administrative expense, including professional fees  from $ 47,320 in the three month period ended October 31, 2009 to $133,260 in the current period, offset by an increase in revenues from $-0- in the prior period to $96,576 in the current period. All other expenses increased due to our increasing efforts to find and renovate houses that will contribute to our rental revenue stream.   Professional expenses continue to be significant due to the compliance cost associated with being a public company.

The company completed the purchase of four properties and completed the sale of one and renovated five of the properties during the quarter.  The one property that was sold during the quarter was sold on, land contract.  Earnest deposits were made on numerous properties during the quarter, one additional home closed in November 2010, which increases the number of properties owned to nine.

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

 Effective August 25, 2010, the Company entered into a Standby Equity Purchase Agreement (the “SEP Agreement”), with LeadDog Capital LP (“LDC”), under which LDC agreed to provide an equity line of credit of up to $2,500,000 to purchase the Company’s common stock. The funding will not take place until an agreed upon date in the future.  Upon funding, the Company issued to LDC in connection with the execution of the SEP Agreement a commitment fee of 300,000 shares of its common stock, and has agreed to issue to an affiliate of LDC a structuring and due diligence fee of 100,000 shares of common stock. We amended the SEP Agreement so that it provides for the filing by the Company of a registration statement under the Securities Act of 1933, as amended, on or before March 1, 2011, subject to further extension by agreement of the parties, to register the common stock to be issued under the SEP Agreement.  We plan to include in such registration statement 10,000,000 shares of our common stock for this equity line financing.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the discussion of the Company’s accounting policies included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010. We consider the following accounting policies to be the most critical going forward:

Revenue Recognition - Rental income is recognized on a straight-line basis over the term of each lease.  Sale of home income is recognized when the closing on the property occurs.

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

a. Disclosure controls and procedures.
As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

b. Changes in internal controls over financial reporting.
No changes were made to the Company's internal controls in the quarterly period covered by this report that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

			Principal	Total Offering Price/
Date	Title and Amount	Purchaser	Underwriter	Underwriting Discounts

October 7, 2010	1,000,000 shares of common stock.	Director of the Company	NA	$0.11 per share/NA

The Company believes that the above transactions are exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), pursuant to the provisions of Regulations S, promulgated by the Securities and Exchange Commission under the Securities Act.

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

PROGREEN PROPERTIES, INC.

BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

Dated: December  14, 2010

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.