Form 10-Q
period 2011-01-31
ProGreen Properties, Inc.
filed 2011-03-17
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
OR
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
☐ Yes    ☒ No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 103,929,703 as of March 11, 2011.

PROGREEN PROPERTIES, INC.

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

The results of operations for the three and nine months ended January 31, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Balance Sheets

	January 31, 2011	April 30,2010
	(Unaudited)
ASSETS
Rental property, net accumulated depreciation of $4,016 and $1,617	$190,977	$98,512
Properties under development	379,824	104,508
Cash	198,352	216,669
Commissions receivable	-	1,375
Note receivable	76,288
Prepaid expenses	26,997	7,673
Deposits	6,000	48,350
Amount due from related party subscriber under subscription receivable	-	807,310
Property and equipment:
Equipment, furniture and fixtures, net of accumulated depreciation of $621 and $48	4,980	5,299
Total assets	$883,418	$1,289,696
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$48,055	$88,974
Accrued interest	16,089	32,548
Deferred revenue	-	3,000
Tenant deposits	6,000	2,850
Convertible debenture payable to related party (net of unamortized
discount of $54,698 and $86,706)	445,302	413,294
Total liabilities	515,446	540,666
Stockholders' equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 authorized and
103,929,703 outstanding at January 31, 2011; 250,000,000 shares
authorized and 24,898,677 outstanding at April 30, 2010	10,393	2,490
Common stock, $.0001 par value, 9,775,709 and 86,999,002
subscribed not issued	978	8,700
Additional paid-in capital	2,983,066	2,856,944
Less: amount due from related party subscriber under subscription
agreement	(107,361)	(100,000)
Accumulated deficit	(2,519,104)	(2,019,104)
Total stockholders' equity	367,972	749,030
Total liabilities and stockholders' equity	$883,418	$1,289,696

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	January 31		January 31
	2011	2010	2011	2010
Revenues:
Condominium sale	$-	$-	$85,000	$-
Rental Revenue	8,255	1,800	20,276	2,910
Commissions Revenue	-	-	6,255	-
Total Revenue	8,255	1,800	111,531	2,910
Expenses:
Cost of condominium sale	(6,798)	-	72,335	-
Rental property operating costs	7,384	1,484	24,490	4,123
Professional fees	34,500	42,998	154,378	95,838
General & administrative	105,696	7,155	277,174	15,347
Depreciation	998	412	2,972	842
Total operating expenses	141,780	52,049	531,349	116,150

Operating Loss	(133,525)	(50,249)	(419,818)	(113,240)
Other expenses and income:
Interest expense	(29,048)	(27,030)	(83,049)	(27,030)
Interest income	1,719	-	2,867	-
Loss before income taxes	(160,854)	(77,279)	(500,000)	(140,270)

Deferred income tax expense	-	-	-	-

Net loss	$(160,854)	$(77,279)	$(500,000)	$(140,270)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	103,611,220	24,871,503	90,738,866	20,633,113

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Stockholders' Equity
(UNAUDITED)

	Number of				Amount
	Shares		Common	Additional	Due Under		Net
	Issued and	Common	Stock	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	Equity
Balance at April 30, 2009	13,645,990	$1,365	$-	$1,744,459	$-	$(1,745,824)	$-
Stock issued under subscription agreement	10,752,687	1,075	-	108,925	-	-	110,000
Stock issued in connection with debenture agreement	500,000	50	-	29,950	-	-	30,000
Stock available under debenture conversion option	-	-	-	75,000	-	-	75,000
Stock due under subscription agreement	-	-	8,700	898,610	-	-	907,310
Amount due from subscriber under subscription agreement	-	-	-	-	(100,000)	-	(100,000)

Net loss	-	-	-	-	-	(273,280)	(273,280)

Balance at April 30, 2010	24,898,677	$2,490	$8,700	$2,856,944	$(100,000)	$(2,019,104)	$749,030

Stock issued under subscription agreement	77,223,851	7,722	(7,722)	1,442	-	-	1,442
Stock issued under City Vac agreement	1,000,000	100	-	49,900			50,000
Stock issued for debenture interest	807,175	81	-	67,419			67,500
Amount due from subscriber under subscription agreement	-	-	-	7,361	(7,361)	-	-
Net loss	-	-	-	-	-	(500,000)	(500,000)

Balance at January 31, 2011	103,929,703	$10,393	$978	$2,983,066	$(107,361)	$(2,519,104)	$367,972

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended January 31
	2011	2010
Operating activities
Net loss	$(500,000)	$(140,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,972	842
Amortization of discounts on debentures to related party	32,008	10,941
Investor relations expense	30,000	-
Changes in operating assets and liabilities:
Commission receivable	1,375	-
Note receivable	212	-
Prepaid expenses	676	(1,207)
Deposits	42,350	(9,000)
Accounts payable and accrued expenses	10,272	43,452
Net cash used in operating activities	(380,135)	(95,242)

Investing activities
Acquisition and development of properties	(446,680)	(49,500)
Purchase of furniture and equipment	(254)	-
Cash used in investing activities	(446,934)	(49,500)

Financing activities
Proceeds from common stock through subscription agreement	808,752	110,000
Proceeds from debenture issued	-	500,000
Net cash provided by financing activities	808,752	610,000

Net change in cash	(18,317)	465,258

Cash at beginning of period	216,669	-
Cash at end of period	$198,352	$465,258
Supplemental information:
Non-cash transaction: Issuance of stock as commitment fee	$-	$30,000
Non-cash transaction: Issuance of stock in payment of debenture interest	$67,500	$-
Non-cash transaction: Issuance of stock in payment of investor relations services	$50,000	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2011

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

In addition to ProGreen Realty, the Company has established separate LLC’s for each of the ten properties owned. The Company is the sole member of the LLC.

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
January 31, 2011

Depreciation is computed using the straight-line method over the estimated useful life of the property, as follows:

	Lives	Method
Condominium	27.5 years	Straight line
Furniture	10 years	Straight line
Equipment	5 years	Straight line

Revenue recognition

Real estate properties are leased under operating leases with terms of twelve to eighteen months. Rental income from these leases is recognized on a straight-line basis over the term of each lease.

Advertising costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. Total advertising expenditures for the nine months ended January 31, 2011 and 2010 were approximately $77,447 and $0, respectively.

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

Fair Value Measurements

The Company did not have any assets or liabilities measured on a recurring or nonrecurring basis.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to 2011 classifications.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2011

Note 2. Real Estate Properties

The Company owns ten condominiums at January 31, 2011 as follows:

Condominiums - rental properties	$194,993
Less accumulated depreciation	4,016
$190,977
Condominiums under development	$379,824

Note 3. Residential Leases

The Company has entered into leases on four renovated properties. Lease terms range from twelve to eighteen months with lease payments ranging from $900 - $1,150 per month.

Note 4. Note Receivable

On August 3, 2010, the Company entered into a land contract to sell one of the properties renovated during the quarter.

Note 5. Related Party Secured Convertible Debenture Agreement

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
January 31, 2011

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

As of January 31, 2011 all of the Phase I and Phase II shares have been purchased and 39,100,684 shares of the Phase III tranche.

On June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. As of March 11, 2011, the remainder of Phase III and interest has not been paid. These amounts are reflected as amount due from related party subscriber under subscription receivable in the accompanying balance sheet. The remaining balance of $100,000 had not been received prior to the issuance of the financial statements and has been included in stockholders’ equity as amount due from subscriber under subscription agreement.

Note 7. Corporate Lease Agreement

On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company does not have a lease payment for the first 9 months of the lease agreement, and subsequent payments are as follows:

Year ended	Rental
April 30,	Amount
2011	$4,736
2012	28,441
2013	28,691
2014	28,714
2015	28,964
2016	12,069
In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the January 31, 2011 balance sheet. Rent expense is recognized on a straight line basis over the term of the lease. The excess of rent expense over required rental payments is recorded as a liability.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2011

During the nine months ended January 31, 2011, the Company recorded $18,109 in rental expense as a result of the lease.

Note 8. Stock Agreement

On August 10, 2010 the Company set forth an agreement between themselves and CityVac IR Services (“CityVac”), an investor relations company, whereas (“CityVac”) will provide services in exchange for payment in the form of restricted shares. 400,000 restricted shares were issued on August 12, 2010 and 200,000 restricted shares were issued on November 12, 2010, and the remaining 400,000 restricted shares were issued on December 9, 2010 under the CityVac agreement for the balance of the first year term of the agreement. If this agreement is canceled on 30-day’s notice, (“CityVac”) will retain all payments made prior to the notification as full payment for services rendered.

Note 9. Income Taxes

The Company has not recorded any income tax benefit for the three or nine months ended January 31, 2011 and 2010. The Company has recorded an income tax valuation allowance equal to the benefit of its income tax carry forward because of the uncertainty relating to the Company’s ability to utilize the NOL carry forward.

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

Note 11. Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 1, on April 30, 2009, the Company disposed of its then existing operating business. The Company made acquisitions of residential property and has entered into four leases with tenants to occupy four of those properties. Also, as more fully discussed in Note 5, the Company issued a $500,000 Secured Debenture the proceeds of which will primarily be used for the purchase, refurbishment and upgrade of revenue producing residential real estate.

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

The Company will continue to incur costs that are necessary for it to remain an active public company. As with future acquisition, these ongoing costs are expected to be funded through the subscription agreements or through sale of renovated properties.

The financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 12. Commitments

The Company has no pending offers to purchase additional properties as of January 31, 2011.

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

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2011

Note 14. Standby Equity Agreement

Effective August 25, 2010, the Company entered into a Standby Equity Purchase Agreement (the “SEP Agreement”), with LeadDog Capital LP (“LDC”), under which LDC agreed to provide an equity line of credit of up to $2,500,000 to purchase the Company’s common stock. The funding will not take place until an agreed upon date in the future. Under the SEP Agreement, the Company will issue to LDC a commitment fee of 300,000 shares of its common stock, and has agreed to issue to an affiliate of LDC a structuring and due diligence fee of 100,000 shares of common stock. We amended the SEP Agreement as of March 1, 2011 so that it provides for the filing by the Company of a registration statement under the Securities Act of 1933, as amended, on or before September 1, 2011, subject to further extension by agreement of the parties, to register the common stock to be issued under the SEP Agreement. We plan to include in such registration statement 24,000,000 shares of our common stock for this equity line financing. Upon the terms and conditions set forth in the SEP Agreement, during its two year term, the Company may issue and sell (or “put”) to LDC, and LDC shall purchase from the Company, up to that number of shares of common stock having an aggregate purchase price of $6,000,000, the maximum amount that LDC is required to purchase pursuant to any one put notice under the SEP Agreement being $500,000. The purchase price for the shares purchased by LDC shall be equal to 92% of the market price, which is defined in the SEP Agreement to be equal to the lowest daily volume weighted average price of the Company’s common stock during the ten consecutive trading days after the date of the related put notice.

Note 15. Subsequent Events

The Company has entered into an agreement to sell one condominium unit for $117,000, which is expected to close on or before April 15, 2011.

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

Our plan is to purchase residential real estate, condominiums and houses where we believe favorable investment opportunities exist based on market conditions at the time of the investment. We are initially concentrating on the Michigan market, and on July 28, 2009, purchased our initial property a condominium located in Oakland County, Michigan. The Company remodels and upgrades properties with an emphasis on using environmentally friendly materials. As of January 31, 2011, we have purchased eleven properties, leased four, sold one and are renovating or have completed renovation of six.

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

FINANCIAL CONDITION

At January 31, 2011, we had total assets of $883,418, compared to total assets of $1,289,696 at April 30, 2010. The decrease in total assets was primarily due to net operating losses.

At January 31, 2011, we had stockholders’ equity of $367,972 compared to $749,030 as of April 30, 2010. The decrease in stockholders’ equity was due to net operating losses.

The Company continued to seek additional properties during the quarter, purchasing two properties and evaluating other properties. The company incurred significant costs in renovating properties to make available to rent. Costs incurred in the renovation of the properties that enhance the value or extend the life of the properties are capitalized. The Company also incurred professional fees in implementing its business plan and preparing to sell properties in the future.

Cash decreased approximately $251,000 for the quarter ended January 31, 2011. The Company invested approximately $146,000 in properties and expended approximately $105,000 to fund operations. The Company expects to fulfill cash needs to the coming quarter through the sale of renovated condominiums, as well as through purchase of remaining shares under the subscription agreement.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2011 Compared to Three Months Ended January 31, 2010

During the three months ended January 31, 2011, we incurred a net loss of $160,854 compared to $77,279 for the three months ended January 31, 2010. The increase in our loss from operations for the three months ended January 31, 2011 over the comparable period of the prior year is primarily due to an increase in general and administrative expense. General and administrative expenses increased to $105,696 for the three months ended January 31, 2011 up from $7,155 for the same period in 2010. Advertising and investor relations are large components of general and administrative expenses. Advertising expenses totaled approximately $22,000 in the current quarter and the company incurred no advertising expenses during the same period in 2010. The company incurred no expenses related to investor relations in the three months ended January 31, 2010 compared to $10,000 in the current quarter end. Professional expenses continue to be significant due to the compliance cost associated with being a public company.

The company completed the purchase of two properties and began renovation, as well as continued renovation of six of the properties during the quarter. The company signed two leases in the current quarter bringing the total number of properties under lease to four as of January 31, 2011. In addition, renovation is complete on another four condominiums, which are available for sale or lease as of January 31, 2011. Management executed a purchase agreement on one such property subsequent to January 31st and anticipates closing on or before April 15, 2011.

Nine Months Ended January 31, 2011 Compared to Nine Months Ended January 31, 2010

During the nine months ended January 31, 2011, we incurred a net loss of $500,000 compared to a net loss of $140,270 for the nine months ended January 31, 2010. The increase in our loss from continuing operations for the nine months ended January 31, 2011 over the comparable period of the prior year is primarily due to an increase in property selling and maintenance expenses of $96,825 in the nine months ended January 31, 2011, from $4,123 in the prior period, an increase in general and administrative expense from $15,347 to $277,174 for the nine months ended January 31, 2011. Current year, general and administrative costs include advertising expense and investor relations expense of $77,446 and $30,000, respectively. The Company incurred no advertising or investor relations expense in the nine months ended January 31, 2010. Professional fees for the nine months ended January 31, 2011 increased to $154,378 up from $95,838 for the comparable prior period. Interest expense on the debenture increased to $83,049 in the nine months ended January 31, 2011 up from $27,030 for the comparable prior period. All other expenses increased due to our increasing efforts to find and renovate condominiums that will contribute to our rental revenue stream. Revenues also increased for the nine months ended January 31, 2011 from $2,910 for the nine months ended January 31, 2010 to $111,531 for the first nine months of the current fiscal year. The Company sold one condominium for $85,000 on land contract in the second quarter of the current fiscal year. Rental revenue increased to $20,276 for the nine months ended January 31, 2011 up from $2,910 in the same period of the prior year. The Company also earned $6,255 in brokerage commissions in the first nine months of the current fiscal year. No brokerage commissions were earned in the comparable prior period.

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

 Effective August 25, 2010, the Company entered into a Standby Equity Purchase Agreement (the “SEP Agreement”), with LeadDog Capital LP (“LDC”), under which LDC agreed to provide an equity line of credit of up to $2,500,000 to purchase the Company’s common stock. The funding will not take place until an agreed upon date in the future. The Company agreed to issue to LDC in connection with the execution of the SEP Agreement a commitment fee of 300,000 shares of its common stock, and has agreed to issue to an affiliate of LDC a structuring and due diligence fee of 100,000 shares of common stock. We amended the SEP Agreement as of March 1, 2011 so that it provides for the filing by the Company of a registration statement under the Securities Act of 1933, as amended, on or before September 1, 2011, subject to further extension by agreement of the parties, to register the common stock to be issued under the SEP Agreement for an equity line of credit of up to $6,000,000. We plan to include in such registration statement 24,000,000 shares of our common stock for this equity line financing.

In the coming quarter, management expects to satisfy liquidity needs of the Company through sale of renovated condominiums and purchase of remaining shares under the subscription agreement described above.

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

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below shows the Company’s sales of unregistered securities for the Company’s fiscal quarter ended October 31, 2010 (and amends the sales of unregistered securities as reported in the Company’s Quarterly Report on Form 10-Q filed December 14, 2010 for that quarter) and for the fiscal quarter ended January 31, 2011.

			Principal	Total Offering Price/
Date	Title and Amount	Purchaser	Underwriter	Underwriting Discounts

August 13, 2010	400,000 shares of common stock.	Consultant	NA	$0.05 per share/NA
November 15, 2010	807,175 shares of common stock issued as interest on convertible debenture held by director of Company.	Director of the Company	NA	$0.0836 per share/NA
November 15, 2010	200,000 shares of common stock.	Consultant	NA	$0.05 per share/NA
December 9, 2010	400,000 shares of common stock.	Consultant	NA	$0.05 per share/NA

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

Dated: March 17, 2011

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.