Form 10-K
period 2011-04-30
ProGreen Properties, Inc.
filed 2011-07-29
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: April 30, 2011
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

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d) Of the Act. ☐ Yes ☒ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $553,881.

Number of shares of Common Stock outstanding as of July 22 2011: 104,329,703 shares.

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

Our Business

Our offices are located in Birmingham, Oakland County, Michigan. Our plan is to acquire, refurbish and upgrade potential income-producing residential real estate. We are initially concentrating on the Michigan market, and on July 28, 2009, purchased our initial property, a condominium located in Oakland County, Michigan. The Company remodels and upgrades properties with an emphasis on using environmentally friendly materials. As of June 30, 2011, we have purchased eleven properties, leased seven, sold two and are renovating or have completed renovation of two.

We believe that Michigan offers some of the best investment opportunities in the presently distressed U.S. property market.

As the U.S. credit market is currently extremely restricted, ProGreen is financing property acquisitions with funding from European investors. Being able to place cash bids, gives us a strong position in our targeted market.

Our business model since our initial property purchases has been to acquire, refurbish and upgrade existing properties into more energy efficient, comfortable and healthier living spaces so that they meet standards that exceed, what is often the norm for most single family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, we put the property back on the market, but now as a fully managed investment property, with a favorable yield. These investment properties are marketed exclusively by ProGreen Realty LLC, a wholly owned subsidiary of ProGreen and managed by ProGreen Property Management, a division of ProGreen Realty LLC.

Our long term goal is to create a ProGreen Quality and Energy Efficiency Certification (PQEEC) for our homes, from a basic level providing improved insulation, better heating efficiency, Energy Star appliances etc., to more advanced levels, with high-tech ventilation and air filtration systems, built-in recycling areas, ultra-high efficiency heating/cooling systems, on-site solar or other Renewable Energy sources etc. These improvements are adapted according to a financial feasibility for each property. We believe this will create a “stand-out” profile of ProGreen as a company and make our properties unique in the market place, resulting in a sustained appreciation of property value over time.

In order to be able to achieve this, from a practical as well as an economically viable method, ProGreen has joined forces with an award winning Michigan architectural firm. To make homes more energy efficient, we will strive, whenever possible and practical, to improve insulation, use quality Energy Star compliable windows/doors, replace outdated furnaces, water heaters with high efficiency units, and if viable, implement alternative green energy solutions. To be able to offset some of the cost, for these types of improvements, we aim to obtain tax credits, subsidies and/or grants. We also aim to use Energy Star approved appliances, whenever appliances are replaced.

To make homes more comfortable, we try to, whenever practical, to optimize space by creating openness, introducing more natural light, creating better storage areas, as well as improving sound and thermal insulation, all with a view to make even small condominiums and apartments eco-friendly and practical. This ideology, we believe, will increase property value as well as create tenant loyalty.

To create a healthier living environment, we use eco-friendly, paints, primers and adhesives; improve air quality through better ventilation and air filtration in heating and air conditioning systems.

Planned Apartment Property Acquisitions

Having established and implemented the ProGreen concept in our wholly-owned properties, which have produced a solid rental record over the past year, reaching over 15% return, we are prepared to move to the next level of property investments. We are now aiming to acquire large scale multi-family properties and are presently looking at several bank-owned complexes, ranging from 67 to 300 units. We believe there is immediate opportunity to acquire highly distressed multi-family properties in Michigan as well as in some other areas, where the implementation of the ProGreen concept will create a new aspect and attraction to apartment living.   ProGreen is also looking into the viability of taking the ProGreen concept even further in connection with these larger projects, with possible implementation of solar technology as well as other advanced sustainable eco solutions.

ProGreen's goal is to be able to present its first "green" apartment complex, attracting a new generation of renters, that appreciate and believe in the need for green technology in the residential market place. If ProGreen's multi-family properties can be in the forefront of this "new wave" of green apartment living, it will generate better tenant loyalty, higher occupancy, with corresponding higher rental returns and in the process increase real estate values.

As conventional financing is presently very restricted in the U.S., we are in discussions with several European investor groups, to partner up with us for the financing of these larger projects. We are also reviewing other potential real estate lenders in the US, to secure the necessary financing.  There is no assurance, however, that we will be able to secure the necessary financing to move our operations up to larger scale property investments.

Recent Developments

Our Company will be featured in 2011 on the nationally televised show, “Today in America”. The program is hosted by Terry Bradshaw, to many best known as one of the greatest quarterbacks in NFL history. ProGreen’s segment will be featured in the program under “Environmental Impact” and was filmed on location in Michigan on March 28 and will present ProGreen’s business model of refurbishing and upgrading existing properties into energy efficient, comfortable and healthier living spaces, to standards that exceed what is often the norm for most single family homes, condominiums and apartments.  The program is scheduled to air on August 13, 2011 nationally.

Planned Operations

We believe that our initial focus on acquiring condominiums in well sought after areas within Oakland County (fourth richest county in the U.S.) is building a solid foundation, creating the opportunity of early capital gains, as well as good cash flow, while minimizing risk exposure. Although real estate investing is marked by its cycles, there can be no assurances that the housing market in general and the market in the greater Detroit, Michigan area will improve in the future.

We will have to raise additional capital to continue to purchase residential properties and to expand our property portfolio by purchasing large-scale multi-family properties. We have no third party commitments for the capital we will require for these planned investments.  We are seeking investment partners for the larger-scale property acquisitions, We also have  entered into a Standby Equity Purchase Agreement (the “SEP Agreement”), with LeadDog Capital LP (“LDC”), under which LDC agreed to provide an equity line of credit of up to $6,000,000 to purchase the Company’s common stock. The equity line of credit is not a firm commitment financing, but would permit the Company to draw down amounts under the line in exchange for issuances of its common stock, priced at a discount from market, pursuant to an effective registration statement under the Securities Act of 1933, as amended.  The SEP Agreement provides for filing of the registration statement on or before September 1, 2011, subject to further extension by agreement of the parties, to register the common stock to be issued under the SEP Agreement.  We plan to include in such registration statement 24,000,000 shares of our common stock for this equity line financing.

We own each property separately through a wholly-owned limited liability company for that particular property and will continue in the same way with future properties. This will permit us to limit our risk by isolating risks relating to a particular property solely to that property. Our property management strategy will be to deliver quality services, thereby promoting tenant satisfaction, maintaining high tenant retention, and enhancing the value of each of our operating real estate assets through eco-friendly improvements.

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

Competition

We operate in a competitive housing market environment where a variety of individuals and corporations are trying to maximize gains on the acquisition of undervalued property through housing market conditions. We are not familiar with any direct competitors in the Oakland County, Michigan, area that have similar business models involving rehabilitation of properties using environmentally friendly renovation techniques, but there is no assurance that we will continue to be able to purchase residential rental properties at attractive prices or that we will not experience competition from other developers that are marketing energy efficient and environmentally friendly properties.  If we expand our operations to target the acquisition of apartment complex properties, we will be competing with numerous established real estate investors, many of which will have significantly greater financial resources than us.

Employees

We have one employee as at July 22, 2011.  Our management expects to confer with consultants, attorneys and accountants as necessary.

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

Because our business plan is to acquire residential housing and possibly larger apartment complexes, we are subject to all of the risks which affect residential real estate including the current severe decline.

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

General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation in the greater Detroit market. The current economic climate, punctuated by a slumping housing market and rapid tightening of available credit, has resulted in a weak real estate market in this area, and these conditions may continue or become more severe in the future. In particular, unemployment is higher than in other areas of the United States.

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

We expect to incur losses for the foreseeable future. We had minimal revenues in our fiscal year ended April 30, 2011, and may never be profitable. If we become profitable, we may be unable to sustain profitability. As a result, your investment in our securities may be lost.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our offices at 380 North Old Woodward Ave., Suite 226, Birmingham, Michigan, of approximately 1,093 sq. ft., at a current monthly rent of $2,368, under a five and one-half year lease.

The following table shows as of June 30, 2011, the condominium properties owned by the Company.

Leased Condominiums:	Monthly Rent	Rehabilitation Status

2 Bed/1.5 Bath Upper Unit, Waterford Michigan	$ 875	Fully Remodeled
2 Bed/1.5 Bath Townhouse, Novi, Michigan	1,100	Fully Remodeled
2 Bed/1.5 Bath Townhouse, Farmington Hills, Michigan	1,300	Fully Remodeled
2 Bed/2 Bath, 1 story, Farmington Hills, Michigan	1,000	Fully Remodeled
2 Bed/3 Bath, 1 story, Farmington Hills, Michigan	950	Partially Remodeled
2Bed/2 Bath 1 story, West Bloomfield, Michigan *	1,350	Fully Remodeled
2 Bed/1.5 Bath Townhouse, Madison Heights, Michigan	1,175	Fully Remodeled
2 Bed/2 Bath 1 story, West Bloomfield Michigan	950	Partially Remodeled

*occupied by Company

Vacant Condominiums:

2 Bed/1.5 Bath Townhouse, Madison Heights, Michigan		Fully Remodeled

At this time, seven of these properties are being offered for sale as a fully leased property portfolio.

Item 3. Legal Proceedings.

We are not party to any material legal proceedings.

Item 4. [Removed and Reserved.]

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
	High	Low
Fiscal Period Ended April 30, 2009
Quarter Ended April 30, 2009	$0.06	$0.01
Quarter Ended March 31, 2009	$0.04	$0.01
Fiscal Year Ended April 30, 2010
Quarter Ended July 31, 2009	$0.05	$0.02
Quarter Ended October 31, 2009	$0.10	$0.02
Quarter Ended January 31, 2010	$0.10	$0.04
Quarter Ended April 30, 2010	$0.10	$0.01
Fiscal Year Ended April 30, 2011
Quarter Ended July 31, 2010	$0.11	$0.02
Quarter Ended October 31, 2010	$0.24	$0.05
Quarter Ended January 31, 2011	$0.07	$0.03
Quarter Ended April 30, 2011	$0.09	$0.05
Fiscal Year Ended April 30, 2012
Quarter Ended July 31, 2011 (through July 22, 2011)	$0.04	$0.02

Holders

As of July 22, 2011, there were approximately 531 holders of record of our common stock.

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

Our plan is to purchase residential real estate, condominiums and houses where we believe favorable investment opportunities exist based on market conditions at the time of the investment. We are initially concentrating on the Michigan market, and on July 28, 2009, purchased our initial property a condominium located in Oakland County, Michigan. The Company remodels and upgrades properties with an emphasis on using environmentally friendly materials.  As of April 30, 2011, we have purchased eleven properties, leased six, sold two and are renovating or have completed renovation of three.

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

FINANCIAL CONDITION

At April 30, 2011, we had total assets of $766,794, compared to total assets of $1,289,696 at April 30, 2010. The decrease in total assets was primarily due to net operating losses.

At April 30, 2011, we had stockholders’ equity of $206,943 compared to $749,030 as of April 30, 2010.  The decrease in stockholders’ equity was due to net operating losses.

In the current year, the Company continued to seek additional properties during the year, purchasing seven properties and evaluating other properties.  The Company incurred significant costs in renovating properties to make available for sale or rent.  Costs incurred in the renovation of the properties that enhance the value or extend the life of the properties are capitalized. The Company also incurred professional fees in implementing its business plan and preparing to sell properties in the future.  In the current year, the Company sold two properties and leased six properties.  As of April 30, 2011, two properties are available for sale or lease and one property is still undergoing renovation.

Rental property
Rental properties increased to approximately $307,700 as of April 30, 2011 up $209,200, from $98,500 as of April 30, 2010.  As of April 30, 2011, the Company has entered into leases on six renovated properties.  Lease terms range from twelve to twenty-four months with lease payments ranging from $875 - $1,300 per month.

Properties under development
Properties under development increased to approximately $175,700 as of April 30, 2011 up from $104,500 as of April 30, 2010.  Two properties were recently completed and are available for sale or lease, and one property is still undergoing renovation.

Cash
Cash decreased approximately $59,000 for the year ended April 30, 2011.   The Company invested approximately $479,000 in properties and expended approximately $510,000 to fund operations.  The Company received proceeds of $126,000 from sales of properties and $809,000 from settlement of the subscription receivable from EIG Venture Capital, a related party.

Note receivable
The Company sold one property on land contract in the year ended April 30, 2011.  The remaining balance of the note receivable was approximately $76,200 as of April 30, 2011.

RESULTS OF OPERATIONS

Year Ended April 30, 2011 Compared to Year Ended April 30, 2010

During the year ended April 30, 2011, we incurred a net loss of $661,029 compared to a net loss of $273,280 for the year ended April 30, 2010. The increase in our loss for the year ended April 30, 2011 over the comparable period of the prior year is primarily due to an increase in cost of operations and continued high costs associated with public reporting.  The Company sold two properties in the current year and recognized associated revenue of $202,000 and $194,369 in cost of the condominiums sold.  The Company did not have any sales of property in the year ended April 30, 2010.  Rental revenue has increased in the year ended April 30, 2011 to $31,363, up from $6,343 for the comparable period in 2010.  The Company now has six properties leased as of April 30, 2011 compared to one for the prior year end.  Similarly, rental property operating costs have increased in the current year to $38,701 up from $7,749 for the prior year end.  As sales and acquisition activities have increased related commissions revenue has increased to $19,700 for the year ended April 30, 2011 up from $1,375 for the prior year end.

Professional and consulting costs remain high increasing to $230,740 for the current year, up from $179,377 for the comparable period in 2010.  Accounting fees were $63,661 for the year ended April 2011 compared to $42,070 for the comparable period in 2010.  Legal fees were $84,858 in the current year compared to $132,776 for the year ended April 30, 2010.  Other consulting expenses increased to approximately $82,200 for the year ended April 30, 2011, up from approximately $4,500 for the prior year.  As the Company has just one employee, much of the professional fees expense relates to assistance in operations and financial reporting requirements of the Company, coupled with support with the equity transactions and satisfaction of the regulatory reporting requirements of a public company.   For the year ended April 30, 2011, advertising expenses increased to $85,513 up from $2,188 for the year ended April 30, 2010.  This increase is also related to the increase in sales and rental activities.  General and administrative expenses increased from $26,855 for the year ended April 30, 2010 to $233,311 for the current year end.  Current year, general and administrative costs include investor relations expense of $40,000.  The Company did not have any investor relations expense in the prior year.  Rent expense increased to approximately $24,100 in the current year up from $2,000 for the year ended April 30, 2010.  Office expense increased to approximately $30,300 for the year ended April 30, 2011 compared to $3,900 for the comparable period in 2010.  There was no compensation expense in the prior year and the Company incurred approximately $31,400 in the current year.  The other components of general and administrative costs increased in the current year as well due to increased operational activity.  Interest expense on the debenture, paid to a related party, increased to $110,500 in the year ended April 30, 2011 up from $50,842 for the prior year.  All other expenses increased due to our increasing efforts to find and renovate condominiums that will contribute to our rental revenue stream.

LIQUIDITY

We have limited working capital.  EIG Venture Capital Ltd. (“EIG”), a company controlled by our Chief Executive Officer, Jan Telander, agreed to invest $1,000,000 through the purchase of 97,751,710 shares of common stock for $0.01023 per share in three tranches. The first two tranches were due in July 2009 and December 31, 2009, and the third tranche was due July 16, 2010. On December 1, 2009, we entered into an Amendment to the Subscription Agreement with EIG. The amendment provides that, in the event EIG did not complete payment of the full Phase II or Phase III purchase price for the shares of Common Stock required to be purchased within the time period provided in the Agreement for the particular Phase, as an additional purchase price for the shares to be purchased in that particular Phase, EIG would pay a penalty interest rate of 13.5% per annum on the unpaid balance as of the final purchase date from that date to the date the shares were purchased. As of April 30, 2010 EIG had purchased all the required shares in Phase I and 4,985,337 shares in Phase II; 38,123,167 shares in Phase II were subject to penalty interest of $12,838 as of that date. On May 11, 2010, EIG completed its purchase of the Phase II tranche of 43,108,504 shares of Common Stock for a total purchase price of $441,000, by the payment to the Company of $390,000 for 38,123,167 shares of Common Stock with, pursuant to a December 1, 2009 Amendment to the Agreement, penalty interest in the amount of $18,752, representing interest at the rate of 13.5% per annum on the unpaid balance of the Phase II subscription from December 31, 2009 (the date by which the Phase II tranche was required to be completed under the Agreement) to May 11, 2010. On June 1, 2010, EIG purchased 39,100,684 shares of the Phase III final tranche under the Agreement for $400,000. The Phase III tranche consists of 48,875,855 shares of Common Stock for a total purchase price of $500,000 was to be purchased by EIG on or before July 16, 2010, leaving a balance of 9,755,171 shares to be purchased under the Agreement for a purchase price of $100,000.

 We have  entered into a Standby Equity Purchase Agreement (the “SEP Agreement”), with LeadDog Capital LP (“LDC”), under which LDC agreed to provide an equity line of credit of up to $6,000,000 to purchase the Company’s common stock. The equity line of credit is not a firm commitment financing, but would permit the Company to draw down amounts under the line in exchange for issuances of its common stock, priced at a discount from market, pursuant to an effective registration statement under the Securities Act of 1933, as amended.  The SEP Agreement provides for filing of the registration statement on or before September 1, 2011, subject to further extension by agreement of the parties, to register the common stock to be issued under the SEP Agreement.  We plan to include in such registration statement 24,000,000 shares of our common stock for this equity line financing.  This funding will not take place until an agreed upon date in the future.  Per the SEP Agreement, in May 2011, the Company issued to LDC a commitment fee of 300,000 shares of its common stock and to an affiliate of LDC a structuring and due diligence fee of 100,000 shares of common stock.

In the coming year, management expects to satisfy liquidity needs of the Company through sale of renovated condominiums and purchase of remaining shares under the subscription agreement described above.  With our planned purchases of larger apartment complex properties, we estimate that we will require investment partners to provide financing in the range of $5 million to $25 million over the next 12 months.

At April 30, 2011, we had total assets of $766,794, compared to $1,289,696 at April 30, 2010. The decrease in total assets was largely due to net operating losses in the current year.  In the current year, the Company utilized the proceeds of the $500,000 Secured Convertible Debenture, to purchase, refurbish and upgrade residential real estate in Michigan, and properties purchased securing the Debenture. In addition in the year ended April 30, 2011, we received proceeds of approximately $809,000 from a stock subscription receivable with a related party. At April 30, 2011, we had stockholders’ equity of $206,943. In the year ended April 30, 2011, cash of $478,873 was used for the purchase of rental property and $509,846 was used to in operating activities.  The Company received proceeds of $125,500 from sales of refurbished properties in the year ended April 30, 2011.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the Company’s accounting policies included in Note 1 to the financial statements of the Company. We consider the following accounting policies to be the most critical:

Property sales revenue recognition - Condominium sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer's financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, "Property, Plant, and Equipment - Real Estate Sales" ("ASC 360-20"), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing.

Rental Revenue Recognition - Rental income is recognized on a straight-line basis over the term of each lease.

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

Item 8. Financial Statements and Supplementary Data.

PROGREEN PROPERTIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011 and 2010

PROGREEN PROPERTIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
ProGreen Properties, Inc.
Birmingham, MI

We have audited the accompanying consolidated balance sheet of ProGreen Properties, Inc. (the "Company") as of April 30, 2011, and the related consolidated statements of operations, owners' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of ProGreen Properties, Inc. as of April 30, 2010, were audited by other auditors whose report dated July 28, 2010, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included a consideration of the Company's internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the April 30, 2011 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProGreen Properties, Inc. as of April 30, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has insufficient liquidity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Southfield, MI
July 29, 2011

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

/s/ Coulter & Justus, PC
Knoxville, TN
July 28, 2010

ProGreen Properties, Inc.,
Consolidated Balance Sheets

	April 30,	April 30,
	2011	2010
Assets

Rental property, net of accumulated depreciation of $5,801 and $1,617	$307,653	$98,512
Properties under development	175,688	104,508
Cash	157,707	216,669
Commissions receivable	-	1,375
Note receivable	76,157	-
Prepaid expenses	15,942	7,673
Deposits	6,000	48,350
Amount due from related party subscriber under subscription receivable	-	807,310
Property and equipment:
Vehicles, equipment, furniture and fixtures, net of accumulated
depreciation of $1,193 and $48	27,647	5,299
Total assets	$766,794	$1,289,696

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses	$41,448	$88,974
Accrued interest	32,548	32,548
Note payable	18,999	-
Deferred revenue	1,300	3,000
Tenant deposits	9,262	2,850
Convertible debenture payable to related party (net of unamortized
discount of $43,706 and $86,706)	456,294	413,294
Total liabilities	559,851	540,666

Stockholders' equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 authorized and
103,929,703 outstanding at April 30, 2011; 250,000,000 shares
authorized and 24,898,677 outstanding at April 30, 2010	10,393	2,490
Common stock, $.0001 par value, 9,775,171 and 86,999,022
subscribed not issued	978	8,700
Additional paid in capital	2,986,358	2,856,944
Less: amount due from related party subscriber under
subscription agreement	(110,653)	(100,000)
Accumulated deficit	(2,680,133)	(2,019,104)
Total stockholders' equity	206,943	749,030
Total liabilities and stockholders' equity	$766,794	$1,289,696

See accompanying Notes to Consolidated Financial Statements

ProGreen Properties, Inc.

Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	April 30,	April 30,
	2011	2010

Revenues:
Condominium sales	$202,000	$ ---
Rental revenue	31,363	6,343
Commissions revenue	19,700	1,375
Total revenue	253,063	7,718

Expenses:
Cost of condominium sale	194,369	---
Rental property operating costs	38,701	7,749
Professional and consulting fees	230,740	179,377
Advertising	85,513	2,188
General and administrative	233,311	26,855
Depreciation	5,329	1,665
Total operating expenses	787,963	217,834

Other income (expense):
Interest expense - related party	(110,500)	(50,842)
Interest expense – note payable	(113)	---
Interest income	4,583	---
Other expenses	(20,099)	(12,322)

Loss from before income tax	(661,029)	(273,280)

Deferred income taxes	---	---
Net loss	$(661,029)	$(273,280)

Net loss per share - basic	$(0.01)	$(0.01)
Weighted shares outstanding - basic	93,955,262	21,673,210
Net loss per share - diluted	$(0.01)	$(0.01)
Weighted shares outstanding - diluted	112,801,256	90,438,458

See accompanying Notes to Consolidated Financial Statements.

ProGreen Properties, Inc.

Consolidated Statements of Stockholders' Equity

	Number of				Amount
	Shares		Common	Additional	Due Under		Net
	Issued and	Common	Stock	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	Equity

Balance at May 1, 2009	13,645,990	$1,365	$-	$1,744,459	$-	$(1,745,824)	$-

Stock issued under subscription agreement	10,752,687	1,075	-	108,925	-	-	110,000
Stock issued in connection with debenture agreement	500,000	50	-	29,950	-	-	30,000

Stock available under debenture conversion option	-	-	-	75,000	-	-	75,000

Stock due under subscription agreement	-	-	8,700	898,610	-	-	907,310

Amount due from subscriber under subscription agmt	-	-	-	-	(100,000)	-	(100,000)

Net loss	-	-	-	-	-	(273,280)	(273,280)

Balance at April 30, 2010	24,898,677	2,490	8,700	2,856,944	(100,000)	(2,019,104)	749,030

Stock issued under subscription agreement	77,223,851	7,722	(7.722)	1,442	-	-	1,442
Stock issued under City Vac agreement	1,000,000	100	-	49,900	-	-	50,000

Amount due from subscriber	-	-	-	10,653	(10.653)	-	-

Stock issued for debenture interest	807,175	81	-	67,419	-	-	67,500

Net loss	-	-	-	-	-	(661,029)	(661,029)

Balance at April 30, 2011	103,929,703	$10,393	$978	$2,986,358	$(110,653)	$(2,680,133)	$206,943

See accompanying Notes to Consolidated Financial Statements.

ProGreen Properties, Inc.
Consolidated Statements of Cash Flows

	YEAR	YEAR
	ENDED	ENDED
	April 30,	April 30,
	2011	2010
Cash used in operating activities
Net loss	$(661,029)	$(273,280)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	5,329	1,665
G Gain on sale of properties	(7,631)	-
Amortization of discounts on debentures to related party	43,000	18,294
Interest expense on debenture paid to related party	67,500	-
Investor relations expense	40,000	-
Deferred income tax expense	-	-
Changes in operating assets and liabilities:
Commissions receivable	1,375	(1,375)
Note receivable	343	-
Prepaid expenses	1,731	(7,673)
Deposits	42,350	(48,350)
Accounts payable & accrued expenses	(42,814)	127,372
Accrual for settlement of lawsuit	-	-
Deferred revenue	-	-
Cash used in operating activities	(509,846)	(183,347)

Cash used in investing activities
Purchase of rental property	(478,873)	(204,637)
Proceeds from sales of properties	125,500	-
Purchase of property and equipment	(23,494)	(5,347)
Cash used in investing activities	(376,867)	(209,984)

Cash provided by financing activities
Proceeds from common stock through subscription receivable with related parties	808,752	110,000
Proceeds from note payable	18,999	-
Proceeds from debenture issued to related party	-	500,000
Cash provided by financing activities	827,751	610,000

Net change in cash	(58,962)	216,669
Cash at beginning of period	216,669	-
Cash at end of period	$157,707	$216,669
Supplemental information:
Cash paid during the year for:
Interest paid	$113	$-
Income taxes paid	$-	$-
Non-cash transactions:
Issuance of stock as commitment fee to related party	$-	$30,000
Issuance of stock in payment of debenture interest to related party	$67,500	$-
Issuance of stock in payment of investor relations services	$50,000	$-

See accompanying Notes to Consolidated Financial Statements.

PROGREEN PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011

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

History and nature of business
ProGreen Properties, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”) own and manage residential real estate rental property in the Oakland County, Michigan area.

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

In addition to ProGreen Realty, the Company has established separate LLC’s for each of the nine properties owned. The Company is the sole member of each LLC.

SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation
The consolidated financial statements include the accounts and records of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.  FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest.  This requirement usually has been applied to subsidiaries in which a company has a majority voting interest.  Currently, all of the Company’s subsidiaries are wholly-owned.

Estimates
The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Property and real estate costs
Property and real estate costs are recorded at cost from expenditures relating to the acquisition, development, construction, and other costs that enhance the value or extend the life of rental properties are capitalized using the specific identification method is used to accumulate costs.   All other expenditures necessary to maintain the properties are expensed as incurred.

Depreciation is computed using the straight-line method over the estimated useful life of the property, as follows:

	Lives	Method
Condominium	27.5 years	Straight line
Furniture	10 years	Straight line
Equipment	5 years	Straight line
Vehicles	5 years	Straight line

Note receivable
The note receivable is carried at amortized cost.  Interest income on the note receivable is recognized on the accrual basis based on the principal balance outstanding.

PROGREEN PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011

Note 1.Significant Accounting Policies (Cont.)

Property sales revenue recognition
Condominium sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer's financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, "Property, Plant, and Equipment - Real Estate Sales" ("ASC 360-20"), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. There were no such deferred amounts at either April 30, 2011 or 2010.

Rental revenue recognition
Real estate properties are leased under operating leases with terms of twelve to twenty –four months. Rental income from these leases is recognized on a straight-line basis over the term of each lease.

Advertising costs
Advertising costs are expensed as incurred. Total advertising expenditures for the years ended April 30, 2011 and 2010 and four months ended April 30, 2009 was approximately $85,500, $2,200 and $2,400, respectively.

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

Recent Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02 “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The troubled debt restructuring (TDR) guidance clarifies whether loan modifications constitute TDRs, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower's effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in the guidance also ends the FASB's deferral of the additional disclosures about TDRs.  The provisions of this guidance are effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The guidance improves the comparability of financial reporting and facilitates the convergence of U.S. GAAP and IFRS be amending the guidance in ASC 220, Comprehensive Income.  Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance is effective retrospectively for annual and interim periods beginning after December 15, 2011.  The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

PROGREEN PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011

Note 2. Property and Equipment
Major classifications of property and equipment at April 30, 2011 and 2010 are summarized as follows:

The Company owned nine and four condominiums as of April 30, 2011 and 2010, respectively.

	2011	2010
Condominiums – rental properties	$313,454	$100,129
Less: accumulated depreciation	(5,801)	(1,617)
Rental properties, net of accumulated depreciation	$307,653	$98,512
Properties under development	$175,688	$104,508

	2011	2010
Vehicles	$22,350	$-
Furniture	3,563	3,310
Office equipment	2,927	2,037
Total vehicles and equipment	28,840	5,347
Less: accumulated depreciation	(1,193)	(48)
Net carrying amount	$27,647	$5,299

Note 3. Residential Leases
As of April 30, 2011, the Company has entered into leases on six renovated properties.  Lease terms range from twelve to twenty-four months with lease payments ranging from $875 - $1,300 per month.  Below are the future minimum rental payments related to these leases are as follows:
Year ended	Rental
April 30,	Amount
2012	$59,850
2013	14,425
$74,275

PROGREEN PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011

Note 4. Related Party Secured Convertible Debenture Agreement
On November 5, 2009, the Company issued a Secured Convertible Debenture to Rupes Futura AB (“RF”), an investment company controlled by Henrik Sellmann, a director of the Company, providing for a loan to the Company of $500,000. The Company issued to RF a 13.5% Secured Convertible Debenture, due November 2014 (the “Debenture”), together with 500,000 shares of Common Stock of the Company as a Commitment Fee. The value of the Common Stock at the time of issuance was $30,000 and is recorded as debt discount. The Commitment Fee will be amortized over five years, the term of the Debenture, using the effective interest method. The proceeds of the sale of this Debenture and other Debentures in this series, the terms of which are described below, will primarily be used for the purchase, refurbishment and upgrade of residential real estate in Michigan.

The Debenture is secured by a first lien on the property to be purchased by ProGreen Realty. Interest is payable at an annual rate of 13.5%, payable annually in arrears in shares of Common Stock of the Company, valued at the Conversion Price (defined below) as of the due date of the interest payment. The Debenture may be prepaid at any time after two years from the Closing Date, without penalty, by the Company. Any accrued unpaid interest due at such time will be paid in shares of Common Stock valued at the Conversion Price as of the date of the prepayment. RF has the right to choose to convert the Debenture in lieu of cash prepayment.

The Debenture is convertible in whole or in part into Common Stock at the option of RF at the Conversion Price at any time following the date that is two years from the Closing Date. If RF elects to convert any unpaid principal amount of the Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture. The conversion price ("Conversion Price") of the Debenture is the price equal to the average closing price (the mean average between bid and ask price) of the Common Stock during the period of twenty (20) consecutive Trading Days, ending on the Trading Day immediately prior to the due date of the interest payment, the prepayment date, or the date of RF’s giving the conversion notice, as the case may be, subject to equitable adjustment for any stock splits, stock dividends, reclassifications or similar events during such period. The conversion feature has intrinsic value of $75,000 that is recorded as debt discount and amortized over two years, the required holding period for RF, using the effective interest method. The effective interest rate on the Debenture as a result of the debt discounts noted above was 25.41% and 26.09%, which resulted in interest expense of $110,500 and $50,842 for 2011 and 2010, respectively.

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

As of April 30, 2011 all of the Phase I and Phase II shares have been purchased and 39,100,684 shares of the Phase III tranche.

On June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. As of July 22, 2011, the remainder of Phase III and interest has not been paid.  These amounts are reflected as amount due from related party subscriber under subscription receivable in the accompanying balance sheet. The remaining balance of $100,000 had not been received prior to the issuance of the financial statements and has been included in stockholders’ equity as amount due from subscriber under subscription agreement.

PROGREEN PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011

Note 6. Corporate Lease Agreement
On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company does not have a lease payment for the first 9 months of the lease agreement, and subsequent payments are as follows:

Year ended	Rental
April 30,	Amount
2012	$28,440
2013	28,691
2014	28,714
2015	28,965
2016	12,069
$126,880

In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the April 30, 2011 balance sheet.

During 2011 and 2010, the Company recorded $24,145 and $2,012, respectively, in rental expense as a result of the lease.

Note 7. Income Taxes
For tax purposes the Company has federal net operating loss (“NOL”) carryovers of $838,000 that are available to offset future taxable income. These NOL carryovers expire in the years 2030 and 2031. As a result of the Company’s reorganization, as further described in Note 1, the NOL carryovers generated prior to the reorganization are limited by Section 382 of the Internal Revenue Code resulting in no NOL carryover for the years prior to reorganization. Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 30,	April 30,
	2011	2010
Deferred tax assets:
NOL carryovers	$125,678	$35,627
Deferred revenue	195	450
Accrued interest	4,882	4,882
Discount on debenture	6,556	-
Total deferred tax assets	137,311	40,959
Valuation allowance	(137,311)	(40,959)
Net deferred tax assets	$-	$-

The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to reduce the deferred tax assets. The ultimate realization of these assets is dependent upon generation of future taxable income sufficient to offset the related deductions and NOL carryovers within the applicable carryover periods as previously discussed. Management is unsure of the Company’s ability to generate sufficient taxable income to realize the deferred tax assets. As such, the Company has recorded a valuation allowance for the entire net deferred tax asset.

PROGREEN PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011

Note 7. Income Taxes (Cont.)

The reconciliation of income tax expense attributable to continuing operations computed at the U.S. federal statutory tax rates is the income tax expense recorded is as follows:

	Year	Year
	ended	ended
	April 30,	April 30,
	2011	2010
Income tax at U.S. statutory rates	$(99,154)	$(40,992)
Effect of permanent differences	228	33
Settlement agreement permanent differences	-	-
(Decrease) increase in valuation allowance	96,352	(206,668)
Effect of limitation on federal NOL carryovers	-	109,247
Effect of change in statutory rate estimate	-	138,380
Other	2,574	-
Income tax expense	$-	$-

The effective rate used for estimation of deferred taxes changed from 34% for the four month period ended April 30, 2009 to 15% for the years ended April 30, 2011 and 2010. The change in the effective rate is based on management’s anticipated scope of future operations and plans for future generation of taxable income as described more fully in Note 10.

The tax years that remain subject to U.S. IRS examination at April 30, 2011 are 2006 through 2011.  The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provisions.

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

Earnings (loss) per share have been computed based on the following:

	Twelve months	Twelve months
	ended	ended
	April 30, 2011	April 30, 2010
Net loss	$(661,029)	$(273,280)
Average number of common shares outstanding used to calculate basic loss per share	93,955,262	21,673,210
Effect of dilutive subscribed shares	18,845,994	68,765,248
Average number of common shares outstanding used to calculate diluted earnings per share	112,801,256	90,438,458

Note 9. Note Payable
The Company has a note payable of $18,999 outstanding as of April 30, 2011, which bears a fixed rate of interest of 6.99% and provides for monthly payments of $463.26 through March 2015.

PROGREEN PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011

Note 10. Going Concern
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

The Company will continue to incur costs that are necessary for it to remain an active public company.  In the current fiscal year, the Company used approximately $509,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of April 30, 2011, the Company has approximately $157,000 in cash and approximately $110,700 due from a related party under the stock subscription agreement, which provide liquidity.  Further, seven of the nine properties are listed for sale, and management expects the proceeds to provide liquidity for operations and reinvestment in the business.  However, there is no assurance that the Company will be able to sell to properties to provide liquidity or to secure additional financing.

The financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 11. Commitments
The Company has no pending offers to purchase additional properties as of April 30, 2011.

Note 12. Amendments to Certificate of Incorporation

Increase in Authorized Common Stock

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

Note 13. Standby Equity Agreement
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

PROGREEN PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011

Note 14. Subsequent Events
The Company has reviewed its activity from the balance sheet date through July 29, 2011, and there have been no significant transactions, except for the following. The Company has entered into lease agreements on two additional condominium units, which begin on July 1, and September 1, 2011, respectively.  On May 17, 2011, the Company issued 400,000 shares to LDC and an affiliate of LDC as payment of the commitment fee and due diligence fee as discussed in Note 13.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

(a) On August 27, 2010, the Board of Directors of the Company approved the appointment of Baker Tilly Virchow Krause, LLP as the Registrant's independent registered public accounting firm for the fiscal year ending April 30, 2011, and accepted the resignation of Coulter & Justus, P.C. From the date that Coulter & Justus, P.C. were engaged (July 10, 2001) to the present time, or any other period of time, the reports of Coulter & Justus, P.C. (1) as to the Company's financial statements for the year ended April 30, 2009, were modified for uncertainty due to the substantial doubt about the Company’s ability to continue as a going concern, and (2) did not contain an adverse opinion or disclaimer of opinion, or were qualified or modified as to audit scope or accounting principles.

During the Company's two most recent fiscal years ended April 30, 2010 and 2009, and any subsequent interim period from April 30, 2010 through August 27, 2010, there were no disagreements as defined in Item 304(a)(1)(iv) with Coulter & Justus, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coulter & Justus, P.C., would have caused it to make reference to the subject matter of the disagreement in connection with its reports. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the Company’s two most recent fiscal years ended April 30, 2010 and 2009, and any subsequent interim period though August 27, 2010.

(b) On August 27, 2010, the Company engaged Baker Tilly Virchow Krause, LLP as its independent registered public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted Baker Tilly Virchow Krause, LLP regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A . Controls and Procedures.

As supervised by our board of directors and our Chief Executive and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our management in this evaluation has concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2011, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of internal control over financial reporting as of April 30, 2011. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that, as of April 30, 2011, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter of our April 30, 2011 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The following table sets forth the names, positions and ages of our executive officers and directors, both as of as of July 22, 2011.
Name	Age	Title
Jan Telander	61	Chief Executive Officer, Chief Financial Officer and Director

Henrik Sellmann	56	Director

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

Henrik Sellmann was appointed to our Board of Directors on July 26, 2010.  He founded Nordic Flanges AB (Stockholm, Sweden) in 1981 and sold the company in 2007, but stayed on as CEO until 2008. Mr. Sellmann is still a member of the Nordik Flanges board. Nordic Flanges is involved in trading and production of forged flanges with a global distribution. The Company believes that Mr. Sellman is a valuable addition to our Board of Directors due to his business background as the founder and chief executive of Nordic Flanges.

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

Other Committees. The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of the Company, the current levels of compensation to corporate officers and the beneficial ownership by Jan Telander of in excess of 82% of the Company’s outstanding common stock. The Board will consider establishing compensation and nominating committees at the appropriate time.

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

Other Information about our Board of Directors
During our fiscal year ended April 30, 2011, our Board of Directors met two times and acted by written consent three times.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. For the fiscal year ended April 30, 2011, we believe that all required filings under Section 16(a) have been made by our officers and directors, except that Jan Telander was required to file a Form 4 on November 8, 2010, which was filed late on July 27, 2011.

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

Item 11. Executive Compensation.

Summary Compensation Table
The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal years 2011, 2010, and 2009 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa-tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
Jan Telander, CEO (1)	2011	$31,424							$31,424
	2010	-0-							-0-
	2009	-0-							-0-
Jon VanZyll, CEO	2009	$20,977							$20,977

(1) Mr. Telander became Chief Executive Officer on April 30, 2009.

Stock Options Granted and Exercised in the Year Ended April 30, 2011

No stock option grants were made in the fiscal year ended April 30, 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of July 22, 2011 by the following individuals or groups:

•	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and named executive officers as a group.

The percentage of beneficial ownership in the following table is based upon 104,329,703 shares of common stock outstanding as of July 22, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding

Jan Telander (1) 380 North Old Woodward Ave., S. 226 Birmingham, MI 48009	85,830,318	82.27%

Henrik Sellmann (2) 380 North Old Woodward Ave., S. 226 Birmingham, MI 48009	2,660,852	2.55%

All officers and directors as a group	88,491,170	84.82%

(1)
Mr. Jan Telander owns an aggregate of 85,830,318 shares beneficially, of which 151,200 are owned directly and 85,679,118 shares are owned indirectly through EIG Capital, Ltd., a controlled corporation. EIG Capital is the sole stockholder of EIG Venture Capital, Ltd., EIG Capital Investments, Ltd. and Sofcon, Ltd., which own directly 84,804,436, 497,197 and 377,485 shares of the Company's common stock, respectively.

(2)
Mr. Sellman owns 2,660,852 shares of common stock through a controlled company, Rupes Futura AB, including 500,000 shares issued as a commitment fee in connection with the purchase by that company of the Company’s $500,000 convertible debenture issued on November 5, 2009 and 807,175 shares issued as payment of interest on the convertible debenture. The convertible debenture, commencing two years after the date of issuance, is convertible into shares of our common stock based on the market prices of our common stock at the time of conversion.

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

As of April 30, 2011 all of the Phase I and Phase II shares have been purchased and 39,100,684 shares of the Phase III tranche.

On June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. As of July 22, 2011, the remainder of Phase III and interest has not been paid.  These amounts are reflected as amount due from related party subscriber under subscription receivable in the accompanying balance sheet. The remaining balance of $100,000 had not been received prior to the issuance of the financial statements and has been included in stockholders’ equity as amount due from subscriber under subscription agreement.

On November 5, 2009, the Company issued a Secured Convertible Debenture to Rupes Futura AB (“RF”), an investment company controlled by Henrik Sellmann, a director of the Company, providing for a loan to the Company of $500,000. The Company issued to RF a 13.5% Secured Convertible Debenture, due November 2014 (the “Debenture”), together with 500,000 shares of Common Stock of the Company as a Commitment Fee. The value of the Common Stock at the time of issuance was $30,000.

The Debenture is convertible in whole or in part into Common Stock at the option of RF at the applicable conversion price at any time following the date that is two years from the Closing Date. If RF elects to convert any unpaid principal amount of a Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the applicable conversion price, to 115% of the unpaid principal amount of the Debenture. The conversion price of the Debenture is the price equal to the average closing price (the mean average between bid and ask price) of the Common Stock during the period of twenty (20) consecutive Trading Days, ending on the Trading Day immediately prior to the due date of the interest payment, the prepayment date, or the date of RF’s giving the conversion notice, as the case may be, subject to equitable adjustment for any stock splits, stock dividends, reclassifications or similar events during such period.

Item 14. Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided by Baker TillyVirchow Krause, LLC for our fiscal year ended April 30, 2011, and for audit services and other services provided by Coulter & Justus, P.C. during the fiscal year ended April 30, 2011 and 2010.
	2011	2010

Audit Fees	$48,743	$74,569
Audit-related Fees	-	-
Tax Fees	$13,750	8,600
All Other Fees	-	-

Total Fees	$62,493	$83,169

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2011 and 2010.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2011 and 2010, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2011 and 2010.

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

SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2011.

PROGREEN PROPERTIES, INC

Date: July 29, 2011	By:	/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on July 29, 2011.

/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief
Financial Officer and Director

By:	/s/ Henrik Sellman
Henrik Sellman, Director