Form 10-Q
period 2011-07-31
ProGreen Properties, Inc.
filed 2011-09-14
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission File Number 000-30563

PROGREEN PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3087128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

380 North Old Woodward Ave., Suite 300 Birmingham, MI	48009
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 104,329,703 as of September 9, 2011.

PROGREEN PROPERTIES, INC.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2011.

The results of operations for the three months ended July 31, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Balance Sheets

	July 31, 2011	April 30, 2011
ASSETS	(Unaudited)
Rental property, net accumulated depreciation of $8,718 and $5,801	$455,306.00	$307,653.00
Properties under development	43,079.00	175,688.00
Cash	76,359.00	157,707.00
Note receivable	76,023.00	76,157.00
Prepaid expenses	12,618.00	15,942.00
Deposits	5,000.00	6,000.00
Property and equipment:
Equipment and furniture, net of accumulated depreciation of $2,546 and $1,193	26,294.00	27,647.00
Total assets	$694,679.00	$766,794.00
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$42,282.00	$41,448.00
Accrued interest	49,562.00	32,548.00
Deferred revenue	1,300.00	1,300.00
Note payable	17,716.00	18,999.00
Tenant deposits	11,024.00	9,262.00
Convertible debenture payable to related party (net of unamortized discount of $32,345 and $43,706)	467,655.00	456,294.00
Total liabilities	589,539.00	559,851.00
Stockholders' equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 authorized and 104,329,703 outstanding at July 31, 2011; 250,000,000 shares authorized and 103,929,703 outstanding at April 30, 2011	10,433.00	10,393.00
Common stock, $.0001 par value, 9,775,171 subscribed not issued	978.00	978.00
Additional paid-in capital	2,997,720.00	2,986,358.00
Less: amount due from related party subscriber under subscription agreement	(114,055.00)	(110,653.00)
Accumulated deficit	(2,789,936)	(2,680,133.00)
Total stockholders' equity	105,140.00	206,943.00
Total liabilities and stockholders' equity	$694,679.00	$766,794.00

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended
	July 31
	2011	2010
Revenues:
Rental Revenue	$18,000	$5,700
Commissions Revenue	-	1,000
Total Revenue	18,000	6,700
Expenses:
Rental property operating costs	13,670	5,889
Professional fees	40,496	100,504
General & administrative	33,477	51,126
Depreciation	4,270	988
Total operating expenses	91,913	158,507

Operating Loss	(73,913)	(151,507)
Other expenses and income:
Interest expense	(28,482)	(27,001)
Interest income	1,714	-
Other expenses	(9,122)	(6,466)
Loss before income taxes	(109,803)	(185,274)

Deferred income tax expense	-	-

Net Net loss	$(109,803)	$(185,274)
Net loss per share - basic	$(0.00)	$(0.00)
Weighted Shares Outstanding - basic	104,260,138	66,135,023
Net loss per share - diluted	$(0.00)	$(0.00)
Weighted Shares Outstanding - diluted	114,035,309	111,897,699

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Stockholders' Equity
(UNAUDITED)

	Number of				Amount
	Shares		Common	Additional	Due Under		Net
	Issued and	Common	Stock	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	Equity
Balance at April 30, 2010	24,898,677	$2,490	$8,700	$2,856,944	$(100,000)	$(2,019,104)	$749,030
Stock issued under subscription agreement	77,223,851	7,722	(7,722)	1,442	-	-	1,442
Stock issued under City Vac agreement	1,000,000	100	-	49,900	-	-	50,000
Stock issued for debenture interest	807,175	81	-	67,419	-	-	67,500
Stock due under subscription agreement	-	-	-	10,653	(10,653)	-	-
Net loss	-	-	-	-	-	(661,029)	(661,029)

Balance at April 30, 2011	103,929,703	$10,393	$978	$2,986,358	$(110,653)	$(2,680,133)	$206,943

Stock issued under LeadDog agreement	400,000	40	-	7,960			8,000
Amount due from subscriber under subscription agreement	-	-	-	3,402	(3,402)	-	-
Net loss	-	-	-	-	-	(109,803)	(109,803)

Balance at July 31, 2011	104,329,703	$10,433	$978	$2,997,720	$(114,055)	$(2,789,936)	$105,140

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
(formerly Diversified Product Inspections, Inc.)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended July 31,
	2011	2010
Operating activities
Net loss	$(109,803)	$(185,274)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,270	1,854
Amortization of discounts on debentures to related party	11,361	18,294
Investor relations expense	10,000	-
Commitment fee	8,000	-
Changes in operating assets and liabilities:
Commission receivable	-	1,375
Note receivable	134	-
Prepaid expenses	(6,676)	(4,306)
Deposits	1,000	37,350
Accounts payable and accrued expenses	19,610	(3,827)
Net cash used in operating activities	(62,104)	(134,534)

Investing activities
Acquisition and development of properties	(17,961)	(60,365)
Purchase of furniture and equipment	-	(302)
Cash used in investing activities	(17,961)	(60,667)

Financing activities
Proceeds from common stock through subscription agreement with related party	-	703,752
Repayments of note payable	(1,283)	-
Proceeds from debenture issued to related party	-	96,693
Net cash (used in) provided by financing activities	(1,283)	800,445

Net change in cash	(81,348)	605,244

Cash at beginning of period	157,707	216,669
Cash at end of period	$76,359	$821,913
Supplemental information:
Non-cash transaction: Issuance of stock as commitment fee	$8,000	$-
Cash paid for interest	$106 106 -	$-
Cash paid for income taxes	$-	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
July 31, 2011

Note 1. Financial statement presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three month period ended July 31, 2011, are not necessarily indicative of the results that may be expected for the year ending April 30, 2012.    For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.

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

ProGreen Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements, Continued
July 31, 2011

Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Property and real estate costs

Property and real estate expenditures relating to the acquisition, development, construction, and other costs that enhance the value or extend the life of rental properties are capitalized using the specific identification method.   All other expenditures necessary to maintain the properties are expensed as incurred.

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

Property sales revenue recognition

Condominium sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer's financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, "Property, Plant, and Equipment - Real Estate Sales" ("ASC 360-20"), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. There were no such deferred amounts at either July 31, or April 30, 2011.

Rental revenue recognition

Real estate properties are leased under operating leases with terms of twelve to twenty –four months. Rental income from these leases is recognized on a straight-line basis over the term of each lease.

Advertising costs

Advertising costs are expensed as incurred. Total advertising expenditures for the three months ended July 31, 2011 and 2010 were $0 and $15,400, respectively.

Tenant deposits

The Company requires tenants to pay a deposit at the beginning of each lease. This deposit may be used for unpaid lease obligations or repair of damages based on the Company’s determination. If the tenant has not defaulted on the lease, the Company will return the deposit to the tenant at the end of the lease.

ProGreen Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements, Continued
July 31, 2011

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

Note 2. Property and Equipment

Major classifications of property and equipment at July 31, and April 30, 2011 are summarized as follows:

The Company owned nine condominiums as of July 31, and April 30, 2011.

	July 31,	April 30,
	2011	2011
Condominiums – rental properties	$464,024	$313,454
Less: accumulated depreciation	(8,718)	(5,801)
Rental properties, net of accumulated depreciation	$455,306	$307,653
Properties under development	$43,079	$175,688

	July 31,	April 30,
	2011	2011
Vehicles	$22,350	$22,350
Furniture	3,563	3,563
Office equipment	2,927	2,927
Total vehicles and equipment	28,840	28,840
Less: accumulated depreciation	(2,546)	(1,193)
Net carrying amount	$26,294	$27,647

ProGreen Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements, Continued
July 31, 2011

Note 3.  Residential Leases

As of July 31, 2011, the Company has entered into leases on nine renovated properties, one of which does not begin until September 1, 2011.  Lease terms range from twelve to twenty-four months with lease payments ranging from $875 - $1,300 per month.  Below are the future minimum rental payments related to these leases are as follows:

Year ended April 30,	Rental Amount
2012	$61,950
2013	27,575
2014	5,400
$94,925

Note 4. Related Party Secured Convertible Debenture Agreement

On November 5, 2009, the Company issued a 13.5% Secured Convertible Debenture (the “Debenture”) to Rupes Futura AB (“RF”), an investment company controlled by Henrik Sellmann, a director of the Company, providing for a loan to the Company of $500,000. The Debenture is due November 2014.  Additionally, the Company issued to RF 500,000 shares of Common Stock of the Company as a Commitment Fee. The value of the Common Stock at the time of issuance was $30,000 and is recorded as debt discount. The Commitment Fee will be amortized over five years, the term of the Debenture, using the effective interest method. The proceeds of the sale of this Debenture and other Debentures in this series, the terms of which are described below, will primarily be used for the purchase, refurbishment and upgrade of residential real estate in Michigan.

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

The Debenture is convertible in whole or in part into Common Stock at the option of RF at the Conversion Price at any time following the date that is two years from the Closing Date. If RF elects to convert any unpaid principal amount of the Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture. The conversion price ("Conversion Price") of the Debenture is the price equal to the average closing price (the mean average between bid and ask price) of the Common Stock during the period of twenty (20) consecutive Trading Days, ending on the Trading Day immediately prior to the due date of the interest payment, the prepayment date, or the date of RF’s giving the conversion notice, as the case may be, subject to equitable adjustment for any stock splits, stock dividends, reclassifications or similar events during such period. The conversion feature has intrinsic value of $75,000 that is recorded as debt discount and amortized over two years, the required holding period for RF, using the effective interest method. The effective interest rate on the Debenture as a result of the debt discounts noted above was 24.37% and 25.61%, which resulted in interest expense of $28,376 and $27,001 for the three months ended July 31, 2011 and 2010, respectively.

ProGreen Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements, Continued
July 31, 2011

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

As of July 31, 2011 all of the Phase I and Phase II shares, and 39,100,684 shares of the Phase III tranche, have been purchased.

On June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. As of September 9, 2011, the remainder of Phase III and interest has not been paid.  These amounts are reflected as amount due from related party subscriber under subscription receivable in the accompanying balance sheet. The remaining balance of $100,000 had not been received prior to the issuance of the financial statements and has been included in stockholders’ equity as amount due from subscriber under subscription agreement.

Note 6. Corporate Lease Agreement

On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company does not have a lease payment for the first 9 months of the lease agreement, and subsequent payments are as follows:

Year ended April 30,	Rental Amount
2012	$21,336
2013	28,691
2014	28,714
2015	28,965
2016	12,069
$119,775

In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the July 31, 2011 balance sheet.

The Company recorded $6,036 in rental expense as a result of the lease for each of the three months ended July 31, 2011 and 2010.

ProGreen Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements, Continued
July 31, 2011

Note 7. Note Payable

The Company has a note payable of $17,716 and $18,999 outstanding as of July 31 and April 30, 2011, respectively, which bears a fixed rate of interest of 6.99% and provides for monthly payments of $463 through March 2015.

Note 8.  Income Taxes

The Company has not recorded any income tax benefit for the three months ended July 31, 2011 and 2010.  The Company has recorded an income tax valuation allowance equal to the benefit of its income tax carry forward because of the uncertainty relating to the Company’s ability to utilize the NOL carry forward.

Note 9. Earnings (loss) per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable under the subscription agreement.

Earnings (loss) per share have been computed based on the following:

	Three months	Three months
	ended	ended
	July 31, 2011	July 31, 2010
Net loss	$(109,803)	$(185,274)
Average number of common shares outstanding used to calculate basic loss per share	104,260,138	66,135,023
Effect of dilutive subscribed shares	9,775,171	45,762,676
Average number of common shares outstanding used to calculate diluted earnings per share	114,035,309	111,897,699

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

ProGreen Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements, Continued
July 31, 2011

The Company will continue to incur costs that are necessary for it to remain an active public company.  In the prior fiscal year, the Company used approximately $509,000 of cash to support its operations and such cash needs are expected to continue in the current fiscal year.  As of July 31, 2011, the Company has approximately $76,000 in cash and approximately $114,000 due from a related party under the stock subscription agreement, which provide liquidity.  Further, seven of the nine properties are listed for sale, and management expects the proceeds to provide liquidity for operations and reinvestment in the business.  However, there is no assurance that the Company will be able to sell to properties to provide liquidity or to secure additional financing.

The financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 11. Commitments

The Company has no pending offers to purchase additional properties as of July 31, 2011.

Note 12. Amendments to Certificate of Incorporation

Increase in Authorized Common Stock

In July 8, 2009, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000, par value $.01 per share to 250,000,000, par value $.0001 per share.  Such amendments were approved by our majority stockholder and detailed in an Information Statement mailed to stockholders.

Authorization of New Class of 10,000,000 shares of Preferred Stock

The amendments to the Company’s Certificate of Incorporation that were so approved also authorize a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and authorize the Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors.

Note 13. Standby Equity Agreement

Effective August 25, 2010, the Company entered into a Standby Equity Purchase Agreement (the “SEP Agreement”), with LeadDog Capital LP (“LDC”), under which LDC agreed to provide an equity line of credit of up to $2,500,000 to purchase the Company’s common stock.  The funding will not take place until an agreed upon date in the future. Under the SEP Agreement, the Company will issue to LDC a commitment fee of 300,000 shares of its common stock, and has agreed to issue to an affiliate of LDC a structuring and due diligence fee of 100,000 shares of common stock. We further amended the SEP Agreement as of September 1, 2011 so that it provides for the filing by the Company of a registration statement under the Securities Act of 1933, as amended, on or before January 1, 2012, subject to further extension by agreement of the parties, to register the common stock to be issued under the SEP Agreement.  We plan to include in such registration statement 24,000,000 shares of our common stock for this equity line financing.  Upon the terms and conditions set forth in the SEP Agreement, during its two year term, the Company may issue and sell (or “put”) to LDC, and LDC shall purchase from the Company, up to that number of shares of common stock having an aggregate purchase price of $6,000,000, the maximum amount that LDC is required to purchase pursuant to any one put notice under the SEP Agreement being $500,000. The purchase price for the shares purchased by LDC shall be equal to 92% of the market price, which is defined in the SEP Agreement to be equal to the lowest daily volume weighted average price of the Company’s common stock during the ten consecutive trading days after the date of the related put notice.

Note 14. Subsequent Events

Except the amendment to the SEP Agreement discussed in Note 13 above, there were no other subsequent events through September 13, 2011.

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

GENERAL

Throughout this Form 10-Q, the terms "we," "us," "our," “ProGreen” and the "Company" refer to ProGreen Properties, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our subsidiaries.

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

Our Business

Our offices are located in Birmingham, Oakland County, Michigan. Our plan is to acquire, refurbish and upgrade potential income-producing residential real estate. We are initially concentrating on the Michigan market, and on July 28, 2009, purchased our initial property, a condominium located in Oakland County, Michigan. The Company remodels and upgrades properties with an emphasis on using environmentally friendly materials.  As of July 31, 2011, we have purchased eleven properties, leased nine, and sold two.  One of the nine leases does not begin until September 1, 2011.

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

Planned Apartment Property Acquisitions

We are now also evaluating the acquisition of large scale multi-family properties and are presently looking at several bank-owned complexes, ranging from 67 to 300 units, subject to the availability of financing. We believe there is immediate opportunity to acquire highly distressed multi-family properties in Michigan as well as in some other areas, where the implementation of the ProGreen concept will create a new aspect and attraction to apartment living.   ProGreen is also looking into the viability of taking the ProGreen concept even further in connection with these larger projects, with possible implementation of solar technology as well as other advanced sustainable eco solutions.

Planned Operations

We will have to raise additional capital to continue to purchase residential properties and to expand our property portfolio by purchasing large-scale multi-family properties. We have no third party commitments for the capital we will require for these planned investments.  We are seeking investment partners for the larger-scale property acquisitions. As conventional financing is presently very restricted in the U.S., we are in discussions with several European investor groups to partner up with us for the financing of these larger projects. We are also reviewing other potential real estate lenders in the U.S.  There is no assurance, however, that we will be able to secure the necessary financing to move our operations up to larger scale property investments.

RESULTS OF OPERATIONS

Quarter Ended July 31, 2011 Compared to Quarter Ended July 31, 2010

During the quarter ended July 31, 2011, we incurred a net loss of $109,803 compared to a net loss of $185,274 for the quarter ended July 31, 2010. The decrease in our loss for the quarter ended July 31, 2011 over the comparable period of the prior year is primarily due to a decrease in levels of professional fees and general and administrative costs.  Rental revenue has increased in the quarter ended July 31, 2011 to $18,000, up from $5,700 for the comparable period in 2010.  The Company now has nine properties leased as of July 31, 2011 compared to two for the comparable prior quarter end.  Similarly, rental property operating costs have increased in the current quarter to $13,670 up from $5,889 for the three months ended July 31, 2010.  The Company did not earn any commission revenue for the quarter ended July 31, 2011 down from $1,000 for the comparable period in 2010.

Professional and consulting costs totaled $40,496 for the three months ended July 31, 2011, down from $100,504 for the comparable period in 2010.  Accounting fees were $15,833 for the quarter ended July 31, 2011 compared to $68,035 for the comparable period in 2010.  Legal fees were $4,863 in the current quarter compared to $27,582 for the quarter ended July 31, 2010.  Other consulting expenses increased to approximately $19,750 for the three months ended July 31, 2011, up from approximately $4,900 in the comparable prior period.  As the Company has just one employee, much of the professional fees expense relates to assistance in operations and financial reporting requirements of the Company, coupled with support with the equity transactions and satisfaction of the regulatory reporting requirements of a public company.   General and administrative expenses decreased from $51,126 for the quarter ended July 31, 2010 to $33,477 for the current quarter end.  Current quarter, general and administrative costs include investor relations expense of $10,000.  The Company did not have any investor relations expense in the comparable prior quarter.  The Company incurred approximately $15,400 in advertising costs in the quarter ended July 31, 2010 and no such expenses were incurred in the current quarter.  Travel expense decreased to approximately $2,600 in the current quarter down from approximately $10,700 from the comparable prior period.  Depreciation expense increased to approximately $4,300 for the three months ended July 31, 2011 up from approximately $1,000.  This increase is consistent with increased level of leased properties.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2011, we had total assets of $694,679, compared to total assets of $766,794 at April 30, 2011. The decrease in total assets was primarily due to net operating losses.  At July 31, 2011, we had stockholders’ equity of $105,140, compared to $206,943 as of April 30, 2011.  The decrease in stockholders’ equity was due to net operating losses.

In the current quarter, the Company continued to evaluate other properties and manage the current properties held.  Renovation of one property was completed in the current quarter, and a lease was executed on this property on July 29, 2011 with inception date of September 1, 2011.  Costs incurred in the renovation of the properties that enhance the value or extend the life of the properties are capitalized. The Company also incurred professional fees in implementing its business plan and preparing to sell properties in the future.  Leases have been executed on all properties held by the Company.

Rental property

Rental properties increased to approximately $455,300 as of July 31, 2011 up $147,600, from $307,700 as of April 30, 2011.  As of July 31, 2011, the Company has entered into leases on all renovated properties.  Lease terms range from twelve to twenty-four months with lease payments ranging from $875 - $1,300 per month.

Properties under development

Properties under development decreased to approximately $43,100 as of July 31, 2011 down from $175,700 as of April 30, 2011.  A lease was executed for this property on July 29, 2011 with an inception date of September 1, 2011.

Cash

Cash decreased approximately $81,300 for the quarter ended July 31, 2011.   The Company invested approximately $18,000 in properties, expended approximately $62,000 to fund operations, and repaid $1,300 on the note payable.

Note receivable

The Company sold one property on land contract in the year ended April 30, 2011.  The remaining balance of the note receivable was approximately $76,000 as of July 31, 2011 down from approximately $76,200 as of April 30, 2011.

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

In the current fiscal year, management expects to satisfy liquidity needs of the Company through sale of renovated condominiums and purchase of remaining shares under the subscription agreement described above.  With our planned purchases of larger apartment complex properties, we estimate that we will require investment partners to provide financing in the range of $5 million to $25 million over the next 12 months.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the discussion of the Company’s accounting policies included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011. We consider the following accounting policies to be the most critical going forward:

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

PART II—OTHER INFORMATION

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below shows the Company’s sales of unregistered securities for the Company’s fiscal quarter ended July 31, 2011

Date	Title and Amount	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
May 17, 2011	400,000 shares of common stock issued pursuant to Standby Equity Purchase Agreement, dated as of August 24, 2010.	LeadDog Capital, LP	NA	$0.02 per share/NA

The Company believes that the above transactions are exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), pursuant to the provisions of Regulation D, promulgated by the Securities and Exchange Commission under the Securities Act.

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

Dated: September 14, 2011

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.