Form 10-Q/A
period 2011-07-31
ProGreen Properties, Inc.
filed 2011-09-23
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q/A

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

 The number of shares outstanding of the issuer's common stock, par value $.0001 per share, was 104,329,703 as of September 9, 2011.

PROGREEN PROPERTIES, INC.

EXPLANATORY NOTE

     The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011 of Progreen Properties, Inc. (the “Company”), filed with the Securities and Exchange Commission on September 14, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q with detailed Extensible Business Reporting Language tagging for the first time in accordance with Rule 405 of Regulation S-T.

     No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

PART II—OTHER INFORMATION

Item 6.     Exhibits

Exhibit Number	Description
31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002. *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*  Previously filed or furnished as an exhibit to Progreen Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

**  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGREEN PROPERTIES, INC.
(Registrant)

/s/ Jan Telander
Chief Executive Officer

Date: September 23, 2011