Form 10-Q
period 2011-10-31
ProGreen Properties, Inc.
filed 2011-12-16
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011
OR

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 104,329,703  as of December 14, 2011.

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

The results of operations for the six and three months ended October 31, 2011 and 2010 are not necessarily indicative of the results for the entire fiscal year or for any other period.

Condensed Consolidated Balance Sheets
	October 31, 2011	April 30, 2011
ASSETS	(Unaudited)
Rental property, net accumulated depreciation of $11,099 and $5,801)	$403,494	$307,653
Properties under development		175,688
Cash	62,896	157,707
Note receivable	75,886	76,157
Prepaid expenses	9,747	15,942
Deposits	5,000	6,000
Property and equipment:
Equipment and furniture, net of accumulated depreciation of $3,899 and $1,193	24,941	27,647
Total assets	$581,964	$766,794
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$27,765	$41,448
Accrued interest	66,575	32,548
Deferred revenue	1,300	1,300
Note payable	16,636	18,999
Tenant deposits	11,924	9,262
Convertible debenture payable to related party (net of unamortized discount of $20,983 and $43,706)	479,017	456,294
Total liabilities	603,217	559,851
Stockholders' equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 authorized and 104,329,703 outstanding at October 31, 2011; 250,000,000 shares authorized and 103,929,703 outstanding at April 30, 2011	10,433	10,393
Common stock, $.0001 par value, 9,775,171 subscribed not issued	978	978
Additional paid-in capital	3,001,123	2,986,358
Less: amount due from related party subscriber under subscription
Agreement	(117,458)	(110,653)
Accumulated deficit	(2,916,329)	(2,680,133)
Total stockholders' equity	(21,253)	206,943
Total liabilities and stockholders' equity	$ 581,964	$766,794

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	October 31		October 31
	2011	2010	2011	2010
Revenues:
Condominium sale	$90,000	$85,000	90,000	$85,000
Rental Revenue	24,410	6,321	42,410	12,021
Commissions Revenue	9,765	5,255	9,765	6,255
Total Revenue	$124,175	$96,576	$142,175	$103,276
Expenses:
Cost of condominium sale	90,903	79,133	90,903	79,133
Rental property operating costs	8,073	11,217	16,299	17,106
Professional fees	56,243	24,262	130,088	119,878
General & administrative	39,686	108,998	77,730	171,478
Depreciation	5,341	986	9,611	1,974
Total operating expenses	$200,246	$224,596	$324,631	$389,569

Operating Loss	(76,071)	$(128,020)	$(182,456)	$(286,293)
Other expenses and income:
Interest expense	(28,685)	(27,000)	(57,167)	(54,001)
Interest income	1,712	1,148	3,427	1,148
Loss before income taxes	(103,044)	$(153,872)	$(236,196)	$(339,146)

Deferred income tax expense

Net Net Loss	$(103,044)	$(153,872)	$(236,196)	$(339,146)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	(0.00)
Weighted Average Shares Outstanding - basic	104,294,920	102,470,354	104,294,9200	84,302,689
Net loss per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – fully diluted	114,104,874	112,245,525	114,070,091	112,071,612

See accompanying Notes to Unaudited Condensed Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity
(UNAUDITED)

	Number of				Amount
	Shares		Common	Additional	Due Under		Net
	Issued and	Common	Stock	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	Equity
Balance at April 30, 2010	24,898,677	$2,490	$8,700	$2,856,944	$(100,000)	$(2,019,104)	$749,030
Stock issued under subscription agreement	77,223,851	7,722	(7,722)	1,442	-	-	1,442
Stock issued under City Vac agreement	1,000,000	100	-	49,900	-	-	50,000
Stock issued for debenture interest	807,175	81	-	67,419	-	-	67,500
Stock due under subscription agreement	-	-	-	10,653	(10,653)	-	-
Net loss	-	-	-	-	-	(661,029)	(661,029)

Balance at April 30, 2011	103,929,703	$10,393	$978	$2,986,358	$(110,653)	$(2,680,133)	$206,943

Stock issued under LeadDog agreement	400,000	40	-	7,960			8,000
Amount due from subscriber under subscription agreement	-	-	-	6,805	(6,805)	-	-
Net loss	-	-	-	-	-	(236,196)	(236,196)

Balance at October 31, 2011	104,329,703	$10,433	$978	$3,001,123	$(117,458)	$(2,916,329)	$(21,253)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Cash Flows
	Six months ended October 31,
	2011	2010
Operating activities
Net loss	$(236,196)	$(339,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,611	1,974
Loss on sale of condominium	903
Amortization of discounts on debentures to related party	22,723	19,974
Advertising expense		20,000
Investor relations expense	10,000
Commitment fee	8,000
Changes in operating assets and liabilities:
Receivable	350	1,375
Note receivable	271	84
Prepaid expenses	(3,805)	(3,721)
Deposits	1,000	42,350
Accounts payable and accrued expenses	22,656	(18,398)
Net cash used in operating activities	$(164,487)	$(275,508)

Investing activities
Acquisition and development of properties	(17,961)	(300,234)
Purchase of furniture and equipment	-	(254)
Proceeds from sale of condominium	90,000
Cash provided by (used in) investing activities	$72,039	$(300,488)

Financing activities
Proceeds from common stock through subscription agreement with related party	-	808,752
Repayments of note payable	(2,363)	-
Net cash (used in) provided by financing activities	(2,363)	$808,752

Net change in cash	(94,811)	$232,756

Cash at beginning of period	157,707	216,669
Cash at end of period	$62,896	$449,425
Supplemental information:
Non-cash transaction: Issuance of stock as commitment fee	$8,000	$-
Cash paid for interest	$418	$-
Cash paid for income taxes	$-	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Note 1. Financial statement presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations the six and three months ended October 31, 2011, are not necessarily indicative of the results that may be expected for the year ending April 30, 2012.    For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.

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

Note 1. Financial statement presentation (continued)

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

Property sales revenue recognition
Condominium sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer's financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, "Property, Plant, and Equipment - Real Estate Sales" ("ASC 360-20"), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. There were no such deferred amounts at either October 31, or April 30, 2011.

Rental revenue recognition
Real estate properties are leased under operating leases with terms of twelve to twenty –four months. Rental income from these leases is recognized on a straight-line basis over the term of each lease.

Note 1. Financial statement presentation (continued)

Advertising costs
Advertising costs are expensed as incurred. Total advertising expenditures for the six months ended October 31, 2011 and 2010 were $ 6,046 and $55,486, respectively.

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

Note 2. Property and Equipment

Major classifications of property and equipment at October 31, and April 30, 2011 are summarized as follows:

The Company owned eight condominiums as of October 31, and April 30, 2011.

	October 31,	April 30,
	2011	2011
Condominiums – rental properties	$414,593	$313,454
Less: accumulated depreciation	(11,099)	(5,801)
Rental properties, net of accumulated depreciation	$403,494	$307,653
Properties under development	$0	$175,688

	October 31,	April 30,
	2011	2011
Vehicles	$22,350	$22,350
Furniture	3,563	3,563
Office equipment	2,927	2,927
Total vehicles and equipment	28,840	28,840
Less: accumulated depreciation	(3,899)	(1,193)
Net carrying amount	$24,941	$27,647

Note 3.  Residential Leases

As of October 31, 2011, the Company has entered into leases on eight renovated properties.  Lease terms range from twelve to twenty-four months and one month to month, with lease payments ranging from $875 - $1,300 per month.  Below are the future minimum rental payments related to these leases are as follows:

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

Note 4. Related Party Secured Convertible Debenture Agreement (continued)

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

The Debenture is convertible in whole or in part into Common Stock at the option of RF at the Conversion Price at any time following the date that is two years from the Closing Date. If RF elects to convert any unpaid principal amount of the Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture. The conversion price ("Conversion Price") of the Debenture is the price equal to the average closing price (the mean average between bid and ask price) of the Common Stock during the period of twenty (20) consecutive Trading Days, ending on the Trading Day immediately prior to the due date of the interest payment, the prepayment date, or the date of RF’s giving the conversion notice, as the case may be, subject to equitable adjustment for any stock splits, stock dividends, reclassifications or similar events during such period. The conversion feature has intrinsic value of $75,000 that is recorded as debt discount and amortized over two years, the required holding period for RF, using the effective interest method. The effective interest rate on the Debenture as a result of the debt discounts noted above was 23.78 % and 24.25%, which resulted in interest expense of $ 28,376 and $57,167 for the three and six months ended October 31, 2011, respectively.

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

As of October 31, 2011 all of the Phase I and Phase II shares, and 39,100,684 shares of the Phase III tranche, have been purchased.

On June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. As of December 13, 2011, the remainder of Phase III and interest has not been paid.  These amounts are reflected as amount due from related party subscriber under subscription receivable in the accompanying balance sheet. The remaining balance of $100,000 and related interest have not been received prior to the issuance of the financial statements and has been included in stockholders’ equity as amount due from subscriber under subscription agreement.

Note 6. Corporate Lease Agreement

On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company does not have a lease payment for the first 9 months of the lease agreement, and subsequent payments are as follows:

Year ended April 30,	Rental Amount
2012	$14,232
2013	28,691
2014	28,714
2015	28,965
2016	12,069
$112,671

In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the October 31, 2011 balance sheet.

The Company recorded $12,073 in rental expense as a result of the lease for each of the six months ended October 31, 2011 and 2010.

Note 7. Note Payable

The Company has a note payable of $16,636 and $18,999 outstanding as of October 31 and April 30, 2011, respectively, which bears a fixed rate of interest of 6.99% and provides for monthly payments of $463 through March 2015.

Note 8.  Income Taxes

The Company has not recorded any income tax benefit for the six months ended October 31, 2011 and 2010.  The Company has recorded an income tax valuation allowance equal to the benefit of its income tax carry forward because of the uncertainty relating to the Company’s ability to utilize the NOL carry forward.

Note 9. Earnings (loss) per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable under the subscription agreement.

Note 9. Earnings (loss) per Share (continued)

Earnings (loss) per share have been computed based on the following:

	Six months	Six months
	ended	ended
	October 31, 2011	October 31, 2010
Net loss	$(236,196)	$(339,146)
Average number of common shares outstanding used to calculate basic loss per share	104,294,920	84,302,689
Effect of dilutive subscribed shares	9,775,171	9,775,171
Average number of common shares outstanding used to calculate diluted earnings per share	114,070,091	112,071,612

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

The Company will continue to incur costs that are necessary for it to remain an active public company.  In the prior fiscal year, the Company used approximately $509,000 of cash to support its operations and such cash needs are expected to continue in the current fiscal year.  As of October 31, 2011, the Company has approximately $63,000 in cash and approximately $117,000 due from a related party under the stock subscription agreement, which provide liquidity.  In September 2011 one of the properties was sold and all remaining eight properties are listed for sale, and management expects the proceeds to provide liquidity for operations and reinvestment in the business.  However, there is no assurance that the Company will be able to sell to properties to provide liquidity or to secure additional financing.

The financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 11. Commitments

The Company has no pending offers to purchase additional properties as of October 31, 2011.

Note 12. Amendments to Certificate of Incorporation

Increase in Authorized Common Stock
In October 8, 2009, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000, par value $.01 per share to 250,000,000, par value $.0001 per share.  Such amendments were approved by our majority stockholder and detailed in an Information Statement mailed to stockholders.

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

Note 13. Standby Equity Agreement

In August  2010, the Company entered into an agreement, which as amended provided for the Company to file a registration statement under the Securities Act of 1933, as amended, for an equity line financing of $6,000,000.  The Company has determined that it will not proceed with this financing.

Note 14. Subsequent Events

On December 14, 2011, the Company entered into an amendment to the outstanding $500,000 convertible debenture held by a director of the Company.  The amendment provided that the Company, at its sole option, may elect to pay any interest payment on the Debenture in cash, such cash interest payment to be payable no later than ninety (90) days from the original interest payment due date. In addition, the amendment provided that, in the event the debenture is prepaid, the Company has the option to pay accrued interest on the debenture in cash.

Prior to this amendment, all interest payments on the debenture were payable in shares of the Company’s common stock.

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

Our Business

Our offices are located in Birmingham, Oakland County, Michigan. Our plan is to acquire, refurbish and upgrade potential income-producing residential real estate. We are initially concentrating on the Michigan market, and on July 28, 2009, purchased our initial property, a condominium located in Oakland County, Michigan. The Company remodels and upgrades properties with an emphasis on using environmentally friendly materials.  As of October 31, 2011, we have purchased eleven properties, leased eight, and sold three.

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

Planned Operations

We will have to raise additional capital to continue to purchase residential properties and to expand our property portfolio by purchasing large-scale multi-family properties. We have no third party commitments for the capital we will require for these planned investments.  We are seeking investment partners for the larger-scale property acquisitions, as conventional financing is presently very restricted in the U.S., we are in discussions with several European investor groups, to partner up with us for the financing of these larger projects. We are also reviewing other potential real estate lenders in the US, to secure the necessary financing.  There is no assurance, however, that we will be able to secure the necessary financing to move our operations up to larger scale property investments.

RESULTS OF OPERATIONS

Six Months Ended October 31, 2011 Compared to Six Months Ended October 31, 2010

During the six months ended October 31, 2011, we incurred a net loss from continuing operations of $236,200 compared to a loss of $339,000 for the six months ended October 31, 2010. The decrease in our loss from continuing operations for the six months ended October 31, 2011 over the comparable period of the prior year is primarily due to a decrease of approximately $65,000  in expenses from $389,569 in the six months ended October 31, 2010, to $324,631 in the comparable period in 2011, and an increase in revenues of approximately $39,000, from $103,276 in the prior period to $142,175 in the six months ended October 31, 2011.  The primary factor in the reduction in expenses in 2011was a decrease in general and administrative expense from $171,478 in 2010 to $77,730 in 2011 due to decreased advertising and travel expenses in the current quarter.  All other expenses increased due to our increasing efforts to find and renovate houses that will contribute to our rental revenue stream. Professional expenses continue to be significant due to the compliance cost associated with being a public company.

Quarter Ended October 31, 2011 Compared to Quarter Ended October 31, 2010

During the quarter ended October 31, 2011, we incurred a net loss of $103,044 compared to a net loss of $153,872 for the quarter ended October 31, 2010. The decrease in our loss for the quarter ended October 31, 2011 over the comparable period of the prior year is primarily due to a decrease in levels of general and administrative costs, primarily travel and advertising expenses.  Rental revenue has increased in the quarter ended October 31, 2011 to approximately $24,400, up from approximately $6,300 for the comparable period in 2010.  The Company now has eight properties leased as of October 31, 2011 compared to seven for the comparable prior quarter end. Rental property operating costs have decreased in the current quarter to approximately $8,000 down from approximately $11,000   for the three months ended October 31, 2010.  The Company earned commission revenue of approximately $9,800 for the quarter ended October 31, 2011 up from $5,300 for the comparable period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2011, we had total assets of $581,964, compared to total assets of $766,794 at April 30, 2011. The decrease in total assets was primarily due the cash used in operations and the sale of one property in the second quarter of 2011.  At October 31, 2011, we had stockholders’ equity of $(21,253) compared to $206,943 as of April 30, 2011.  The decrease in stockholders’ equity was due to net operating losses of $236,196 in the six month period ended October 31, 2011.

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

Rental property
Rental properties increased to approximately $403,500 as of October 31, 2011 up $95,800, from $307,700 as of April 30, 2011.  As of October 31, 2011, the Company has entered into leases on all renovated properties.  Lease terms range from twelve to twenty-four months with lease payments ranging from $875 - $1,300 per month.

Properties under development
Properties under development decreased to $0 as of October 31, 2011 down from $175,700 as of April 30, 2011.  A lease was executed for this property on October 29, 2011 with an inception date of September 1, 2011.

Cash
Cash decreased approximately $95,000  for the six months ended October 31, 2011.   The Company received $90,000 in proceeds from the sale of property, invested approximately $18,000 in properties, expended approximately $165,000 to fund operations, and repaid $1,800 on the note payable.

Note receivable
The Company sold one property on land contract in the year ended April 30, 2011.  The remaining balance of the note receivable was approximately $76,000 as of October 31, 2011 down from approximately $76,200 as of April 30, 2011.

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

In August 2010, the Company entered into an agreement, which as amended provided for the Company to file a registration statement under the Securities Act of 1933, as amended, for an equity line financing of $6,000,000.  The Company has determined that it will not proceed with this financing.

In the current fiscal year, management expects to satisfy liquidity needs of the Company through sale of renovated condominiums and purchase of remaining shares under the subscription agreement described above.  With our planned purchases of larger apartment complex properties, we estimate that we will require investment partners to provide financing in the range of $5 million to $25 million over the next 12-24 months.

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

PART II—OTHER INFORMATION

ITEM 5.        OTHER INFORMATION.

On December 14, 2011, the Company entered into an amendment to the outstanding $500,000 convertible debenture held by a director of the Company.  The amendment provided that the Company, at its sole option, may elect to pay any interest payment on the Debenture in cash, such cash interest payment to be payable no later than ninety (90) days from the original interest payment due date. In addition, the amendment provided that, in the event the debenture is prepaid, the Company has the option to pay accrued interest on the debenture in cash.

Prior to this amendment, all interest payments on the debenture were payable in shares of the Company’s common stock.

ITEM 6. EXHIBITS.

 Form of the Company’s 13.5% Secured Convertible Debenture.

10.9	Amendment, dated December 14, 2001, to the Company’s 13.5% Secured Convertible Debenture, filed herewith.
31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGREEN PROPERTIES, INC.

By:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

Dated: December 16, 2011

EXHIBIT INDEX

10.9	Amendment, dated December 14, 2001, to the Company’s 13.5% Secured Convertible Debenture, filed herewith.
31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.