Form 10-Q
period 2012-01-31
ProGreen Properties, Inc.
filed 2012-03-16
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012

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
Yes ☐             No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes        ☐ No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 104,329,703 as of March 14, 2012.

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

The results of operations for the three and nine months ended January 31, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

 Condensed Consolidated Balance Sheets

	January 31, 2012	April 30, 2011
ASSETS	(Unaudited)
Rental property, net accumulated depreciation of $15,565 and $5,801	$399,028	$307,653
Properties under development		175,688
Cash	33,965	157,707
Note receivable	75,745	76,157
Prepaid expenses	8,273	15,942
Deposits	5,000	6,000
Property and equipment:
Equipment and furniture, net of accumulated depreciation of $5,251 and $1,193	23,589	27,647
Total assets	$545,600	$766,794
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$38,484	$41,448
Accrued interest	83,589	32,548
Deferred revenue	1,300	1,300
Note payable	15,536	18,999
Tenant deposits	11,924	9,262
Convertible debenture payable to related party (net of unamortized
discount of $18,963 and $43,706)	481,037	456,294
Total liabilities	631,870	559,851
Stockholders' equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 authorized and
104,329,703 outstanding at January 31, 2012 and April 30, 2011	10,433	10,393
Common stock, $.0001 par value, 9,775,171
subscribed not issued	978	978
Additional paid-in capital	3,004,526	2,986,358
Less: amount due from related party subscriber under subscription
Agreement	(120,861)	(110,653)
Accumulated deficit	(2,981,346)	(2,680,133)
Total stockholders' equity	(86,270)	206,943
Total liabilities and stockholders' equity	$ 545,600	$766,794

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	January 31		January 31
	2012	2011	2012	2011
Revenues:
Condominium sale	$-	$-	$90,000	$85,000
Rental revenue	24,025	8,255	66,435	20,276
Commissions revenue	14,200	-	23,965	6,255
Total Revenue	$38,225	$8,255	$180,400	$111,531
Expenses:
Cost of condominium sale	-	(6,798)	90,903	72,335
Rental property operating costs	9,855	7,384	26,154	24,490
Professional fees	32,507	34,500	162,595	154,378
General & administrative	37,444	105,696	115,174	277,174
Depreciation	5,820	998	15,431	2,972
Total operating expenses	$85,626	$141,780	$410,257	$531,349

Operating loss	(47,401)	(133,525)	(229,857)	(419,818)
Other expenses and income:
Interest expense	(19,323)	(29,048)	(76,490)	(83,049)
Interest income	1,707	1,719	5,134	2,867
Loss before income tax expense	$(65,017)	$(160,854)	$(301,213)	$(500,000)
Deferred income tax expense	-	-	-	-
Net Loss	$(65,017)	$(160,854)	$(301,213)	$(500,000)
Net loss per share - basic	$-	$-	$-	$(0.01)
Weighted Average Shares Outstanding - basic	104,594,920	103,611,220	104,394,920	90,738,866
Net loss per share - diluted	$-	$-	$-	$-
Weighted Average shares outstanding - fully diluted	114,104,874	113,386,391	114,081,686	112,509,872

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity
(UNAUDITED)

	Number of				Amount Due
	Shares		Common	Additional	Under		Net
	Issued and	Common	Stock	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	Equity
Balance at April 30, 2010	24,898,677	$2,490	$8,700	$2,856,944	(100,000)	$(2,019,104)	$749,030
Stock issued under subscription agreement	77,223,851	7,722	(7,722)	1,442	-	-	1,442
Stock issued under City Vac agreement	1,000,000	100	-	49,900	-	-	50,000
Stock issued for debenture interest	807,175	81	-	67,419	-	-	67,500
Stock due under subscription agreement	-	-	-	10,653	(10,653)	-	-
Net loss	-	-	-	-	-	(661,029)	(661,029)
Balance at April 30, 2011	103,929,703	$10,393	$978	$2,986,358	$(110,653)	$(2,680,133)	206,943

Stock issued under LeadDog agreement	400,000	40		7,960			8,000
Amount due from subscriber under subscription agreement				10,208	(10,208)
Net loss						(301,213)	(301,213)

Balance at January 31, 2012	104,329,703	$10,433	$978	3,004,526	(120,861)	$(2,981,346)	$(86,270)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine months ended
	January 31,
	2012	2011
Operating activities
Net loss	$(301,213)	$(500,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,431	2,972
Loss on sale of condominium	903	-
Amortization of discounts on debentures to related party	24,743	32,008
Advertising expense
Investor relations expense	10,000	30,000
Commitment fee	8,000	-
Changes in operating assets and liabilities:
Receivable	-	1,375
Note receivable	412	212
Prepaid expenses	(2,332)	676
Deposits	1,000	42,350
Accounts payable and accrued expenses	50,738	10,272
Net cash used in operating activities	(192,318)	(380,135)

Investing activities
Acquisition and development of properties	(17,961)	(446,680)
Purchase of furniture and equipment	-	(254)
Proceeds from sale of condominium	90,000	-
Cash provided by (used in) investing activities	72,039	(446,934)

Financing activities
Proceeds from common stock through subscription agreement with related party	-	808,752
Repayments of note payable	(3,463)	-
Net cash (used in) provided by financing activities	(3,463)	808,752

Net change in cash	(123,742)	(18,317)

Cash at beginning of period	157,707	216,669
Cash at end of period	33,965	$198,352
Supplemental information:
Non-cash transaction: Issuance of stock as commitment fee	$8,000	$-
Non-cash transaction: Issuance of stock in payment of debenture interest	$-	$67,500
Non-cash transaction: Issuance of stock in payment of investor relation services	$-	$50,000
Cash paid for interest	$706	$-
Cash paid for income taxes	$-	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
January 31, 2012

Note 1. Financial statement presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations the nine and three months ended January 31, 2012, are not necessarily indicative of the results that may be expected for the year ending April 30, 2012.    For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.

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

In addition to ProGreen Realty, the Company has established separate LLC’s for each of the eight properties owned. The Company is the sole member of each LLC.

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

Property sales revenue recognition
Condominium sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer's financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, "Property, Plant, and Equipment - Real Estate Sales" ("ASC 360-20"), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. There were no such deferred amounts at either January 31, 2012 or April 30, 2011.

Rental revenue recognition
Real estate properties are leased under operating leases with terms of twelve to twenty–four months. Rental income from these leases is recognized on a straight-line basis over the term of each lease.

Advertising costs
Advertising costs are expensed as incurred. Total advertising expenditures for the nine months ended January 31, 2012 and 2011 were $11,080 and $77,447, respectively.

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

Reclassifications
Certain amounts in previous periods have been reclassified to conform to 2012 classifications.

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

Note 2. Property and Equipment

Major classifications of property and equipment at January 31, 2012, and April 30, 2011 are summarized as follows:

The Company owned eight and ten condominiums as of January 31, 2012 and April 30, 2011, respectively.

	January 31,	April 30,
	2012	2011
Condominiums – rental properties	$414,593	$313,454
Less: accumulated depreciation	(15,565)	(5,801)
Rental properties, net of accumulated depreciation	$399,028	$307,653
Properties under development	$0	$175,688

	January 31,	April 30,
	2012	2011
Vehicles	$22,350	$22,350
Furniture	3,563	3,563
Office equipment	2,927	2,927
Total vehicles and equipment	28,840	28,840
Less: accumulated depreciation	(5,251)	(1,193)
Net carrying amount	$23,589	$27,647

Note 3.  Residential Leases

As of January 31, 2012, the Company has entered into leases on eight renovated properties.  Lease terms range from twelve to twenty-four months and one month to month, with lease payments ranging from $875 - $1,300 per month.  Below are the future minimum rental payments related to these leases are as follows:

Year ending	Rental
April 30,	Amount
2012	$93,400
2013	36,525
2014	-
$129,925

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

The Debenture is secured by a first lien on the property to be purchased by the Company. Interest is payable at an annual rate of 13.5%, payable annually in arrears in shares of Common Stock of the Company, valued at the Conversion Price (defined below) as of the due date of the interest payment. The Debenture may be prepaid at any time after two years from the Closing Date, without penalty, by the Company. Any accrued unpaid interest due at such time will be paid in shares of Common Stock valued at the Conversion Price as of the date of the prepayment. RF has the right to choose to convert the Debenture in lieu of cash prepayment.

The conversion price ("Conversion Price") of the Debenture is the price equal to the average closing price (the mean average between bid and ask price) of the Common Stock during the period of twenty (20) consecutive Trading Days, ending on the Trading Day immediately prior to the due date of the interest payment, the prepayment date, or the date of RF’s giving the conversion notice, as the case may be, subject to equitable adjustment for any stock splits, stock dividends, reclassifications or similar events during such period.  The Debenture is convertible in whole or in part into Common Stock at the option of RF at the Conversion Price at any time following the date that is two years from the Closing Date. If RF elects to convert any unpaid principal amount of the Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture.  The conversion feature has intrinsic value of $75,000 that is recorded as debt discount and amortized over two years, the required holding period for RF, using the effective interest method. The effective interest rate on the Debenture as a result of the debt discounts noted above was 15.73 % and 21.50%, which resulted in interest expense of $19,000 and $76,200 for the three and nine months ended January 31, 2012, respectively.

On February 8, 2012, the Company entered into an amendment (“Amendment”) to the Debenture superseding an amendment entered into on December 14, 2011.  The Amendment provided that the Company, at its sole option, may elect to pay any interest payment on the Debenture in cash, such cash interest payment to be payable no later than one hundred eighty (180) days from the original interest payment due date. In addition, the Amendment provided that, in the event the Debenture is prepaid, the Company has the option to pay accrued interest on the Debenture in cash.

Note 5.  Related Party Subscription Agreement

On July 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock, at a fixed price of $0.01023 per share, in three tranches:  the Phase I tranche consisted of 5,767,350 shares of Common Stock to be purchased by EIG on or before July 16, 2009;  the Phase II tranche of 43,108,504 shares to be purchased by EIG on or before December 31, 2009; and the Phase III tranche of 48,875,855 shares of Common Stock to be purchased by EIG on or before July 16, 2010.  As of January 31, 2012 all of the Phase I and Phase II shares, and 39,100,684 shares of the Phase III tranche, have been purchased, and there is a remaining balance of $100,000 payable to complete payment of the Phase III purchase price.

Under a December 1, 2009 Amendment to the Subscription Agreement, EIG pays  penalty interest at a rate of 13.5% per annum on the unpaid balance as of the final purchase date of the Phase III shares from that date to the date the shares are purchased.

As of January 31, 2012, the remainder of the Phase III purchase price and the applicable interest has been included in stockholders’ equity as amount due from subscriber under subscription agreement.  The remaining balance of $100,000 and related interest have not been received prior to the issuance of the financial statements.

Note 6. Corporate Lease Agreement

On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company does not have a lease payment for the first 9 months of the lease agreement, and subsequent payments are as follows:

Year ending	Rental
April 30,	Amount
2012	$7,127
2013	28,691
2014	28,714
2015	28,965
2016	12,069
$105,566

In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the January 31, 2012 balance sheet.

The Company recorded $18,108 in rental expense as a result of the lease for each of the nine months periods ended January 31, 2012 and 2011.

In addition, effective November 1, 2011 the Company began leasing one of the properties it previously sold to be used as a showplace.  The monthly rent is $1,350 for a term of twelve months.  Subsequent payments are as follows:

Year ending	Rental
April 30,	Amount
2012	$4,050
2013	8,100
2014	-
2015	-
2016	-
$12,150

In addition to the base monthly rent the Company is responsible for certain utilities. The Company entered into a management agreement to manage, lease, operate, maintain and repair the property for which it receives a management fee of ten percent of the monthly rent.

Note 7. Note Payable

The Company has a note payable of $15,536 and $18,999 outstanding as of January 31, 2012 and April 30, 2011, respectively, which bears a fixed rate of interest of 6.99% and provides for monthly payments of $463 through March 2015.

Note 8.  Income Taxes

The Company has not recorded any income tax benefit for the nine months ended January 31, 2012 and 2011.  The Company has recorded an income tax valuation allowance equal to the benefit of its income tax carry forward because of the uncertainty relating to the Company’s ability to utilize the NOL carry forward.

Note 9.  Loss per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable under the subscription agreement.

Losses per share have been computed based on the following:

	Nine months	Nine months
	ended	ended
	January 31, 2012	January 31, 2011
Net loss	$ (301,213)	$(500,000)
Average number of common shares outstanding used to calculate basic loss per share	104,394,920	90,738,866
Effect of dilutive subscribed shares	9,686,766	21,771,006
Average number of common shares outstanding used to calculate diluted earnings per share	114,081,686	112,509,872

Note 10.  Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 1, on April 30, 2009, the Company disposed of its then existing operating business.  The Company made acquisitions of residential property and has entered into four leases with tenants to occupy four of those properties.  Also, as more fully discussed in Note 4, the Company issued a $500,000 Secured Debenture the proceeds of which were primarily used for the purchase, refurbishment and upgrade of revenue producing residential real estate.

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

The Company will continue to incur costs that are necessary for it to remain an active public company.  In the prior fiscal year, the Company used approximately $509,000 of cash to support its operations and such cash needs are expected to continue in the current fiscal year.  As of January 31, 2012, the Company has approximately $34,000 in cash, approximately $121,000 due from a related party under the stock subscription agreement and approximately $76,000 due under a land contract for the purchase of a condominium, which provide liquidity.  In September 2011 one of the properties was sold and all remaining eight properties are listed for sale, and management expects the proceeds of sales to provide liquidity for operations and reinvestment in the business.  However, there is no assurance that the Company will be able to sell to properties to provide liquidity or to secure additional financing.

The financial statements do not include any adjustments relating to the recoverability of assets and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 11. Commitments

The Company has no pending offers to purchase additional properties as of January 31, 2012.

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

Authorization of New Class of 10,000,000 shares of Preferred Stock
The amendments to the Company’s Certificate of Incorporation that were so approved also authorized a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and authorize the Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors.

Note 13. Subsequent Events

Management has evaluated subsequent events through March 14, 2012 the date on which the financial statements were available to be issued.

On February 8, 2012, the Company entered into an amendment to its' Secured Convertible Debenture superseding an amendment entered into on December 14, 2011. See Note 4.

On February 29, 2012 the lease on one property was terminated early and the Company has entered into a lease with a new tenant.

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

The Company had maintained its conduct of investigations and laboratory analyses operations until the April 30, 2009 closing of a Settlement and Asset Purchase Agreement (the “Agreement”). On April 30, 2009, we ceased our investigations and laboratory analyses operations and closed the Agreement pursuant to which $230,000 was paid to a plaintiff to settle material litigation, and our remaining assets and liabilities were transferred to a separate entity owned by the previous executive officers of the Company.  have the potential to grow into much larger acquisitions over time and could dramatically improve the cash flow for ProGreen. ProGreen is also continuing to look for investment partners for the acquisition of larger scale multi-family properties. We believe there is immediate opportunity to acquire highly distressed multi-family properties in Michigan as well as in some other areas, where the implementation of the ProGreen concept will create a new aspect and attraction to apartment living.   ProGreen is also looking into the viability of taking the ProGreen concept even further in connection with these larger projects, with possible implementation of solar technology as well as other advanced sustainable eco solutions.

Planned Operations
We will have to raise additional capital to continue to purchase residential properties

Our Business

Our offices are located in Birmingham, Oakland County, Michigan. Our plan is to acquire, refurbish and upgrade potential income-producing residential real estate. We are initially concentrating on the Michigan market, and on July 28, 2009, purchased our initial property, a condominium located in Oakland County, Michigan. The Company remodels and upgrades properties with an emphasis on using environmentally friendly materials.  As of January 31, 2012, we have purchased eleven properties, leased eight, and sold three.

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

Planned Apartment Property Acquisitions

We are also evaluating a new opportunity with an European group interested in entering into an agreement with ProGreen, where ProGreen will sell income producing properties, which have been acquired and refurbished as well as leased out by ProGreen.  The properties sold will continue to be managed by ProGreen through its wholly owned subsidiary, ProGreen Property Management LLC. This could have the potential to grow into much larger acquisitions over time and could dramatically improve the cash flow for ProGreen. ProGreen is also continuing to look for investment partners for the acquisition of larger scale multi-family properties.. We believe there is immediate opportunity to acquire highly distressed multi-family properties in Michigan as well as in some other areas, where the implementation of the ProGreen concept will create a new aspect and attraction to apartment living.   ProGreen is also looking into the viability of taking the ProGreen concept even further in connection with these larger projects, with possible implementation of solar technology as well as other advanced sustainable eco solutions.

Planned Operations

We will have to raise additional capital to continue to purchase residential properties and to expand our property portfolio by purchasing large-scale multi-family properties. We have no third party commitments for the capital we will require for these planned investments but we anticipate to be generating cash from the sale of our income producing properties to investors. We are also seeking investment partners for the larger-scale property acquisitions, as conventional financing is presently very restricted in the U.S., we are in discussions with several European investor groups, to partner up with us for the financing of these larger projects. We are also reviewing other potential real estate lenders in the US, to secure the necessary financing.  There is no assurance, however, that we will be able to secure the necessary financing to move our operations up to larger scale property investments.

RESULTS OF OPERATIONS

Nine Months Ended January 31, 2012 Compared to Nine Months Ended January 31, 2011

During the nine months ended January 31, 2012, we incurred a net loss from continuing operations of $301,200 compared to a loss of $500,000 for the nine months ended January 31, 2011. The decrease in our loss from continuing operations for the nine months ended January 31, 2012 over the comparable period of the prior year is primarily due to a decrease of approximately $121,000 in expenses from $531,300 in the nine months ended January 31, 2011, to $410,300 in the comparable period in 2012 and an increase in revenues of approximately $68,900, from $111,500 in the prior period to $180,400 for the nine months ended January 31, 2012.  The primary factor in the reduction in expenses in the current nine month period was a decrease in general and administrative expense from $277,200 in 2011 to $ 115,200 in 2012 due to decreased advertising, staging costs, salary and travel expenses in the current nine month period.   All other expenses increased due to our increasing efforts to find and renovate houses that will contribute to our rental revenue stream. Professional expenses continue to be significant due to the compliance cost associated with being a public company.

Quarter Ended January 31, 2012 Compared to Quarter Ended January 31, 2011

During the quarter ended January 31, 2012, we incurred a net loss of $65,000 compared to a net loss of $160,900 for the quarter ended January 31, 2011. The decrease in our loss for the quarter ended January 31, 2012 over the comparable period of the prior year is primarily due to a decrease in levels of general and administrative costs, primarily advertising, staging costs, salary and travel expenses.  Rental revenue has increased in the quarter ended January 31, 2012 to approximately $24,000, up from approximately $8,300 for the comparable period in 2011.  The Company now has eight properties leased as of January 31, 2012 compared to seven for the comparable prior quarter end. Rental property operating costs have increased in the current quarter to approximately $9,800 up from approximately $7,400 for the three months ended January 31, 2011.  The Company earned commission revenue of approximately $14,200 for the quarter ended January 31, 2012 up from $0 for the comparable period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2012, we had total assets of $546,000, compared to total assets of $767,000 at April 30, 2011. The decrease in total assets was primarily due the cash used in operations and the sale of one property in the second quarter of 2012.  At January 31, 2012, we had stockholders’ deficit  of $(86,000) compared to equity of $207,000 as of April 30, 2011.  The decrease in stockholders’ equity was primarily due to net operating losses of $301,200 in the nine month period ended January 31, 2012.

In the current quarter, the Company continued to evaluate other properties and manage the current properties held.  There have been no renovations in the current quarter as all properties are leased.  Costs incurred in the renovation of the properties that enhance the value or extend the life of the properties were capitalized. The Company also incurred professional fees in implementing its business plan and preparing to sell properties in the future.  Leases have been executed on all properties held by the Company.

Rental property
Rental properties increased to approximately $399,000 as of January 31, 2012 up $91,000 from $308,000 as of April 30, 2011.  As of January 31, 2012, the Company has entered into leases on all renovated properties.  Lease terms range from twelve to twenty-four months with lease payments ranging from $875 - $1,400 per month.

Properties under development
Properties under development decreased to $0 as of January 31, 2012 down from $175,700 as of April 30, 2011. There have been no purchases of property in the nine months ended January 31, 2012 and all properties under development have been leased or sold as of January 31, 2012.

Cash
Cash decreased approximately $ 124,000 for the nine months ended January 31, 2012.   The Company received $90,000 in proceeds from the sale of property, invested approximately $18,000 in properties, expended approximately $192,000 to fund operations, and repaid $3,500 on the note payable.

Note receivable
The Company sold one property on land contract in the year ended April 30, 2011.  The remaining balance of the note receivable was approximately $75,800 as of January 31, 2012 down from approximately $76,200 as of April 30, 2011.

On July 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock at a fixed price of $0.01023 per share, in three tranches:  the Phase I tranche consisted of 5,767,350 shares of Common Stock, to be purchased by EIG on or before July 16, 2009; the Phase II tranche, of 43,108,504 shares, to be purchased by EIG on or before December 31, 2009; and the Phase III tranche, of  48,875,855 shares of Common Stock, to be purchased by EIG on or before July 16, 2010..  As of January 31, 2012 all of the Phase I and Phase II shares, and 39,100,684 shares of the Phase III tranche, have been purchased, and there is a remaining balance of $100,000 payable to complete payment of the Phase II purchase price.  Under a December 1, 2009, Amendment to the Subscription Agreement, EIG pays a penalty interest rate of 13.5% per annum on the unpaid balance as of the final purchase date of the Phase III shares from that date to the date the shares are purchased.

In the current fiscal year, management expects to satisfy liquidity needs of the Company through sale of renovated condominiums and purchase of remaining shares under the subscription agreement described above.  With any purchases of larger apartment complex properties, we estimate that we will be required to find investment partners to provide financing in the range of $5 million to $25 million over the next 12-24 months.

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

PART II—OTHER INFORMATION

ITEM 5.     OTHER INFORMATION.

On February 8, 2012, the Company entered into an amendment (“Amendment”) to the outstanding $500,000 convertible debenture (“Debenture”) held by a director of the Company, superseding an amendment entered into on December 14, 2011.  The Amendment provided that the Company, at its sole option, may elect to pay any interest payment on the Debenture in cash, such cash interest payment to be payable no later than one hundred eighty (180) days from the original interest payment due date. In addition, the Amendment provided that, in the event the Debenture is prepaid, the Company has the option to pay accrued interest on the Debenture in cash.
Prior to this Amendment, all interest payments on the Debenture were payable in shares of the Company’s common stock.

ITEM 6. EXHIBITS.

10.9	Amendment, dated February 8, 2012, to the Company’s 13.5% Secured Convertible Debenture, filed herewith.
31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*  XBRL Instance Document
101.SCH* XBRL Taxonomy Extension Schema Document
101.CAL*  XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*  XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*  XBRL Taxonomy Extension Label Linkbase Document
101.PRE*  XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGREEN PROPERTIES, INC.

BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

Dated: March 16, 2012