Form 10-K
period 2012-04-30
ProGreen Properties, Inc.
filed 2012-07-30
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: April 30, 2012
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-25429

PROGREEN PROPERTIES, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	59-3087128
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

380 North Old Woodward Avenue, Suite 226 Birmingham MI	48009
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $399,743.

Number of shares of Common Stock outstanding as of July 30, 2012: 104,329,703 shares.

-i-

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

Our Business

Our offices are located in Birmingham, Oakland County, Michigan. We acquire, refurbish, and upgrade potential income-producing residential real estate, subsequently lease on an interim basis and sell the properties as investment properties. We are initially concentrating on the Michigan market.  Our first property in Oakland County, Michigan, was purchased in 2009. The Company remodels and upgrades properties with an emphasis on using environmentally friendly materials, and modern thinking, with a view to create more comfortable and healthy homes.. As of April 30, 2012, we have sold eight properties, of which six were sold as investment properties, and have presently three owned and leased properties.

We believe that Michigan offers some of the best investment opportunities in the presently distressed U.S. property market. As the U.S. credit market continues to be restricted, ProGreen have been financing property acquisitions with funding from European investors.

Our business model since our initial property purchases has been to acquire, refurbish and upgrade existing properties into more energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, we put the property back on the market, but now as a fully managed investment property, with a favorable yield. These investment properties are marketed exclusively by ProGreen Realty LLC, a wholly-owned subsidiary of ProGreen and managed by ProGreen Properties Management LLC, another wholly-owned subsidiary.

Planned Operations

As part of our plan to grow the Company much larger over time, and enter into the market for larger scale multi-family properties, we have entered into a working agreement with American Residential Gap LLC (ARG US). ARG US is a wholly-owned subsidiary of American Residential Gap ApS (ARG). ARG is a newly formed property investment company that has been set up in Denmark by a number of Scandinavian investors. ARG’s business plan is to acquire income producing residential properties in the US. Under the terms of the working agreement, we will sell income producing properties to ARG. The properties will have been initially purchased, refurbished and leased to suitable tenants by ProGreen, yielding a stipulated minimum return on investment. All properties sold will continue to be managed by ProGreen Properties Management LLC.  We completed the first sale of five properties to ARG on April 30, 2012. We have also agreed with ARG that they will be financing properties for ProGreen during the process of refurbishment and leasing, prior to the properties being sold to ARG as income producing investment properties.

Our Agreement with ARG US is part of our plan to identify investment partners for the acquisition of larger number of properties as well as larger scale multi-family properties. We believe that there is solid demand by European investors for U.S. real estate investments, and that there is immediate opportunity to acquire distressed properties in Michigan as well as in some other areas, where the implementation of the ProGreen concept will create a new aspect and attraction to rental properties.   ProGreen is also looking into the viability of taking the ProGreen concept even further in connection with larger projects, with possible implementation of solar technology as well as other advanced sustainable eco solutions.   ProGreen's goal is to be able to present its first "green" apartment complex, attracting a new generation of renters that appreciate and believe in the need for green technology in the residential market place. If ProGreen's future multi-family properties can be in the forefront of a "new wave" of green apartment living, it will generate better tenant loyalty, higher occupancy, with corresponding higher rental returns and in the process increase real estate values.

There is no assurance, however, that we will be able to secure the necessary financing to move our operations up to larger scale property investments.

 Environmental Objectives in our Operations

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

To make homes more comfortable, we try to, whenever practical, to optimize space by creating openness, introducing more natural light, creating better storage areas, as well as aiming to improve insulation, all with a view to make even small condominiums and apartments eco-friendly and practical. This ideology, we believe, will increase property value as well as create tenant loyalty.

To create a healthier living environment, we use eco-friendly, paints, primers and adhesives; improve air quality through better ventilation and air filtration in heating and air conditioning systems.

Property Acquisition Strategy

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

In analyzing the potential development of a particular project, we evaluate the geographic, demographic, economic, and financial data, including:

	Households, population and employment growth;
	Prevailing rental and occupancy rates in the market area, and possible growth in those rates; and
	Location of the property in respect to schools and public transportation.

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

Insurance

We carry comprehensive property, general liability, fire, extended coverage and environmental on all of our existing properties, with policy specifications, insured limits, and deductibles customarily carried for similar properties.

Competition

We operate in a competitive housing market environment where a variety of individuals and corporations are trying to maximize gains on the acquisition of undervalued property through housing market conditions. We may experience competition from companies that have similar business models involving rehabilitation of properties using environmentally friendly renovation techniques, and there is no assurance that we will continue to be able to purchase residential rental properties at attractive prices or that we will not experience competition from other developers that are marketing energy efficient and environmentally friendly properties.  If we expand our operations to target the acquisition of apartment complex properties, we will be competing with numerous established real estate investors, many of which will have significantly greater financial resources than us.

Employees

As of April 30, 2012, we had one full-time employee, our Chief Executive Officer and our administrator as well as our real estate broker working as independent contractor.   Our management expects to confer with consultants, attorneys and accountants as necessary. We expect to expand our staff in the current fiscal year.

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

We have a limited operating history. As of April 30, 2012, we had cash on hand of $13,000, receivable from  the sale of properties of $143,000 (net) and an  investment note receivable of $180,000At that same date our liabilities totaled $622,000.   On April 30, 2012, we had a stockholders’ deficit of $16,000.

The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

We expect to incur losses for the foreseeable future. We had minimal revenues in our fiscal year ended April 30, 2012, and may never be profitable. If we become profitable, we may be unable to sustain profitability. As a result, your investment in our securities may be lost.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our offices at 380 North Old Woodward Ave., Suite 226, Birmingham, Michigan, of approximately 1,093 sq. ft., at a current monthly rent of $2,391, under a five and one-half year lease.

The following table shows as of July1, 2012, the condominium properties owned by the Company.

Leased Condominiums:	Monthly Rent	Rehabilitation Status
2 Bed/1.5 Bath Townhouse, Farmington Hills, Michigan	1,400	Fully Remodeled
2 Bed/3 Bath, 1 story, Farmington Hills, Michigan	1,200	Fully Remodeled
2 Bed/2 Bath 1 story, West Bloomfield Michigan	950	Not Remodeled

At this time, all three of these properties are being offered for sale.

Item 3. Legal Proceedings.

We are not party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

None.

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

	High	Low
Fiscal Year Ended April 30, 2010
Quarter Ended July 31, 2009	$0.05	$0.02
Quarter Ended October 31, 2009	$0.10	$0.02
Quarter Ended January 31, 2010	$0.10	$0.04
Quarter Ended April 30, 2010	$0.10	$0.01
Fiscal Year Ended April 30, 2011
Quarter Ended July 31, 2010	$0.11	$0.02
Quarter Ended October 31, 2010	$0.24	$0.05
Quarter Ended January 31, 2011	$0.07	$0.03
Quarter Ended April 30, 2011	$0.09	$0.05
Fiscal Year Ended April 30, 2012
Quarter Ended July 31, 2011	$0.04	$0.02
Quarter Ended October 31, 2011	$0.06	$0.02
Quarter Ended January 31, 2012	$0.03	$0.02
Quarter Ended April 30, 2012	$0.07	$0.01
Fiscal Year Ended April 30, 2013
Quarter Ended July 31, 2012 (through July 30, 2012)	$0.055	$0.03

Holders

As of April 30, 2012, there were approximately 530 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

As of April 30, 2012, our Board of Directors approved the Company’s 2012 Employee Stock Option Plan, pursuant to which 10,000,000 shares of Common Stock are reserved for issuance to employees and officers and directors of, and consultants to, the Company.  No options were issued under this Plan in our fiscal year ended April 30, 2012.

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

The Company maintained its conduct of investigations and laboratory analyses operations until the April 30, 2009 closing of a Settlement and Asset Purchase Agreement (the “Agreement”). On April 30, 2009 we ceased operations and closed the Agreement pursuant to which $230,000 was paid to a plaintiff to settle material litigation, and the remaining assets and liabilities were transferred to a separate entity owned by the previous executive officers of the Company. Prior to the closing of the Agreement, the Company specialized in conducting investigations and laboratory analysis of a wide variety of products to determine the cause and origin of product failures. The Company is now controlled by the former plaintiffs in the now settled litigation.  We were inactive from April 30, 2009 through July 28, 2009 when we acquired a condominium unit in suburban Detroit, Michigan.

OUR BUSINESS

The purchase of a condominium unit on July 28, 2009 initiated our planned new business operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan, where we believe favorable investment opportunities exist based on current market conditions.

Our business model since our initial property purchases has been to acquire, refurbish and upgrade existing properties into more energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, we put the property back on the market, but now as a fully managed investment property, with a favorable yield.

These investment properties are marketed exclusively by ProGreen Realty LLC, a wholly owned subsidiary of ProGreen and managed by ProGreen Properties Management LLC, another wholly owned subsidiary.

Sale of Properties to American Residential Gap ApS

We have entered into a working agreement with American Residential Gap LLC (ARG US). ARG US is a wholly-owned subsidiary of American Residential Gap ApS (ARG). ARG is a newly formed property investment company that has been set up in Denmark by a number of Scandinavian investors. ARG’s business plan is to acquire income producing residential properties in the US. Under the terms of the working agreement, we will sell income producing properties to ARG. The properties will have been initially been purchased, refurbished and leased to suitable tenants by ProGreen, yielding a stipulated minimum return on investment. All properties sold will continue to be managed by ProGreen Properties Management LLC.  We have also agreed with ARG that they will be financing properties for ProGreen during the process of refurbishment and leasing, prior to the properties being sold to ARG as income producing investment properties.

We completed the first sale of five properties to ARG on April 30, 2012, pursuant to a Membership Interest Purchase Agreement, dated as of April 30, 2012 (the “Agreement”), between the Company and ARG US. The purchase price for the five properties was $384,000, of which $144,000 (gross contract amount) was paid in cash, and the balance evidenced by 48 ARG corporate bonds (as so termed under ARG’s corporate documents), of the nominal value of $5,000 per bond.  Of the bonds, 24 were debt obligations (“ARG debt obligation bonds”) in the principal amount of $5,000 each, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012, and 24 of the bonds were convertible into shares of ARG common stock, each bond being convertible into 5,000 shares of ARG common stock with a market value of $1.00 each (“ARG convertible share bonds”).  The outstanding ARG convertible share bonds were entirely converted to shares of ARG common stock at ARG’s annual general meeting held on June 29, 2012.  As of April 30, 2012, we transferred six ARG debt obligation bonds and the rights to the conversion shares for six ARG convertible share bonds to Rupes Futura AB (owned by Henrik Sellmann, a director of the Company), in satisfaction of $60,000 of the $67,500 annual interest payment due Rupes Futura under the terms of the Company’s outstanding $500,000 debenture held by Rupes Futura.  On June 11, 2012, we sold three ARG debt obligation bonds and the rights to the conversion shares for three ARG convertible share bonds to an independent investor in Europe, for $30,000 cash. We continue to hold 15 ARG debt obligation bonds and 75,000 shares of ARG common stock (issued following conversion of the 15 ARG convertible share bonds that we held).

Effective April 30, 2012 the Company and ARG entered into a management agreement whereby the Company will manage, lease, operate, maintain and repair the five properties for which it receives a management fee of ten percent of the monthly rent.

FINANCIAL CONDITION

At April 30, 2012, we had total assets of $606,200 compared to total assets of $766,800 at April 30, 2011. The decrease in total assets was primarily due to the completion of all properties under development and the sale of six properties offset by a receivable resulting from certain of the sales and bonds received in connection with those sales.

At April 30, 2012, we had stockholders’ deficit of $16,000 compared to equity of $206,900 as of April 30, 2011.  The decrease in stockholders’ equity was due to net operating losses.

In the current year, the Company did not purchase any properties nor did the Company incur significant costs in renovating properties to make available for sale or rent.  Costs incurred in the renovation of the properties that enhance the value or extend the life of the properties are capitalized. The Company also incurred professional fees in implementing its business plan and preparing to sell properties in the future.  In the current year, the Company sold six properties and leased three properties.  As of April 30, 2012, three properties are available for sale and are being leased.

Going Concern

The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Rental property

Rental properties decreased to approximately $160,900 as of April 30, 2012 down $146,800, from $307,700 as of April 30, 2011.  As of April 30, 2012, the Company has entered into leases on three renovated properties.  Lease terms range from month to month to twenty-four months with lease payments ranging from $950 - $1,400 per month.

Properties under development

Properties under development decreased to $0 as of April 30, 2012 down from approximately $175,700 as of April 30, 2011.   There have been no purchases of property in the twelve months ended April 30, 2012 and all properties under development have been leased or sold as of April 30, 2012.

Cash

Cash decreased approximately $144,700 for the year ended April 30, 2012.   The Company received $91,300 in proceeds from the sale of property, invested approximately $18,000 in properties, expended approximately $213,700 to fund operations, and repaid $4,400 on the note payable.

Receivable - sale of properties

Receivable - sale of properties increased to approximately $142,700 (net) as of April 30, 2012 from $0 as of April 30, 2011 as a result of the sale of five properties to ARG.

Investment notes

Investment notes increased to approximately $180,000 as of April 30, 2012 from $0 as of April 30, 2011.  In connection with the above referenced sale of five properties the Company received $240,000 in the form of forty-eight American Residential Gap ApS Corporate Bonds (as so termed under ARG’s corporate documents in accordance with Danish definition of bonds) with a nominal value of $5,000 each.  Of the bonds, 24 were ARG debt obligation bonds in the principal amount of $120,000 and 24 of the bonds were convertible into shares of ARG common stock in the amount of $120,000, as discussed above. For purposes of U.S. GAAP presentation these bonds are investment notes.  Effective April 30, 2012 $60,000 of the investment notes were transferred to Rupes Futura AB as payment of a portion of the interest due under the secured convertible debenture agreement resulting in an investment notes balance of $180,000 at April 30, 2012.

Note receivable

The Company sold one property on land contract in the year ended April 30, 2011.  The remaining balance of the note receivable was approximately $75,600 as of April 30, 2012 down from approximately $76,200 as of April 30, 2011.

RESULTS OF OPERATIONS

Year Ended April 30, 2012 Compared to Year Ended April 30, 2011

During the year ended April 30, 2012, we incurred a net loss of $231,000 compared to a net loss of $661,000 for the year ended April 30, 2011. The decrease in our loss for the year ended April 30, 2012 over the comparable period of the prior year is primarily due to an increase in property sales net of costs and a decrease in operating expenses.

The Company sold six properties in the current year and recognized associated revenue of $474,000 and $325,300 in cost of the properties sold.   Rental revenue has increased in the year ended April 30, 2012 to $93,000, up from $31,400 for the comparable period in 2011.  Similarly, rental property operating costs have increased in the current year to $45,900 up from $38,700 for the prior year end.  The Company has three properties leased as of April 30, 2012 compared to six for the prior year end, however during most of the current year eight properties were leased and on April 30, 2012 five properties were sold.  As sales and acquisition activities have increased related commissions revenue has increased to $24,000 for the year ended April 30, 2012 up from $19,700 for the prior year end.  Commission revenues increased mainly due to individual sales of properties unrelated to the Company.

 One of the primary factors in the reduction in operating expenses in the year ended April 30, 2012 was a decrease in general and administrative expense of $76,100 from approximately $233,300 in 2011 to $157,200 in 2012 primarily due to decreased investor relations costs, staging costs and travel expenses in the current year which were slightly offset by an increase in rent.  Investor relations expense decreased approximately $21,000 to $19,000 compared to $40,000 in fiscal 2011. Staging expense decreased approximately $16,500 from $17,000 to $500 in the current fiscal year and travel expenses decreased approximately $22,900 over the prior year.  Certain other general and administrative expenses also decreased to a lesser extent from fiscal 2011 to fiscal 2012.  Rent expense increased approximately $8,100 to $32,200 in the current year up from $24,000 for the year ended April 30, 2011 due to rent for our showplace.   Overall operating expenses were also affected by changes in advertising costs, depreciation expense and professional fees from fiscal 2011 to fiscal year 2012.  Advertising costs decreased $69,000 from the prior year.   Depreciation increased to $20,700 up from $5,300 in the prior year. Professional fees decreased approximately $72,400 from approximately $230,700 in the year ended April 30, 2011 to approximately $158,300 for the same period in 2012.  Accounting fees decreased $37,600 and legal fees decreased $69,400 from fiscal 2011 to fiscal 2012.  These were offset by an increase in consultant fee expense of $32,000 from fiscal 2011to fiscal 2012. Despite an overall decrease from 2011 to 2012 professional expenses continue to be significant due to compliance costs associated with being a public company.

LIQUIDITY

At April 30, 2012, we had total assets of $606,200 compared to $766,800 at April 30, 2011. The decrease in total assets was largely due to sales of rental property offset by an increase in a receivable and in investment notes as a result of certain of the property sales.  In the year ended April 30, 2012, cash of $213,700 was used to in operating activities, $18,000 was used for the development of rental property, and the Company received proceeds of approximately $91,300 from sales of refurbished properties.  At April 30, 2012, we had stockholders’ deficit of $16,000.

We have limited working capital.  EIG Venture Capital Ltd. (“EIG”), a company controlled by our Chief Executive Officer, Jan Telander, agreed to invest $1,000,000 through the purchase of 97,751,710 shares of common stock for $0.01023 per share in three tranches. The first two tranches were due in July 2009 and December 31, 2009, and the third tranche was due July 16, 2010. On December 1, 2009, we entered into an Amendment to the Subscription Agreement with EIG. The amendment provides that, in the event EIG did not complete payment of the full Phase II or Phase III purchase price for the shares of Common Stock required to be purchased within the time period provided in the Agreement for the particular Phase, as an additional purchase price for the shares to be purchased in that particular Phase, EIG would pay a penalty interest rate of 13.5% per annum on the unpaid balance as of the final purchase date from that date to the date the shares were purchased. As of April 30, 2010 EIG had purchased all the required shares in Phase I and 4,985,337 shares in Phase II; 38,123,167 shares in Phase II were subject to penalty interest of $12,838 as of that date. On May 11, 2010, EIG completed its purchase of the Phase II tranche of 43,108,504 shares of Common Stock for a total purchase price of $441,000, by the payment to the Company of $390,000 for 38,123,167 shares of Common Stock with, pursuant to a December 1, 2009 Amendment to the Agreement, penalty interest in the amount of $18,752, representing interest at the rate of 13.5% per annum on the unpaid balance of the Phase II subscription from December 31, 2009 (the date by which the Phase II tranche was required to be completed under the Agreement) to May 11, 2010. On June 1, 2010, EIG purchased 39,100,684 shares of the Phase III final tranche under the Agreement for $400,000. The Phase III tranche consists of 48,875,855 shares of Common Stock for a total purchase price of $500,000 was to be purchased by EIG on or before July 16, 2010, leaving a balance of 9,755,171 shares to be purchased under the Agreement for a purchase price of $100,000.  The total amount of penalty interest due under the amendment as of April 30, 2012, is $40,211.

In the coming year, management expects to satisfy liquidity needs of the Company through sale of renovated condominiums to American Residential Gap LLC, under the agreement described above, as well as to other purchasers, and purchase of remaining shares under the subscription agreement described above.  With our planned purchases of larger multi-family properties, we estimate that we will require investment partners to provide financing in the range of $5 million to $10 million over the next 12 months.

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

Item 8. Financial Statements and Supplementary Data.

PROGREEN PROPERTIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
ProGreen Properties, Inc.
Birmingham, MI

We have audited the accompanying consolidated balance sheets of ProGreen Properties, Inc. (the "Company") as of April 30, 2012 and 2011, and the related consolidated statements of of operations, owners' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProGreen Properties, Inc. as of April 30, 2012 and 2011 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has insufficient liquidity.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Southfield, MI

July 30, 2012

ProGreen Properties, Inc.
Consolidated Balance Sheets

	April 30,	April 30,
	2012	2011
Assets

Rental property, net accumulated depreciation of $10,645 and $5,801	$160,852	$307,653
Properties under development		175,688
Cash	12,984	157,707
Receivable - sale of properties	142,654
Investment notes	180,000
Note receivable	75,603	76,157
Prepaid expenses	6,840	15,942
Deposits	5,000	6,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $6,605 and $1,193	22,235	27,647
Total assets	$606,168	$766,794

Liabilities and Stockholders' (Deficit) Equity

Accounts payable and accrued expenses	$69,435	$41,448
Accrued interest	40,211	32,548
Payable under management agreement	4,030
Note payable	14,630	18,999
Deferred revenue	-	1,300
Tenant deposits	11,374	9,262
Convertible debenture payable to related party (net of unamortized discount of $17,491 and $43,706)	482,509	456,294
Total liabilities	622,189	559,851
Stockholders' equity
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 104,329,703 outstanding at April 30, 2012; 250,000,000 shares authorized and 103,929,703 outstanding at April 30, 2011;	10,433	10,393
Common stock, $.0001 par value, 9,775,171 subscribed not issued	978	978
Additional paid in capital	3,007,854	2,986,358
Less: amount due from related party subscriber under subscription agreement	(124,189)	(110,653)
Accumulated deficit	(2,911,097)	(2,680,133)
Total stockholders' (deficit) equity	(16,021)	206,943
Total liabilities and stockholders' (deficit) equity	$606,168	$766,794

See accompanying Notes to Consolidated Financial Statements

ProGreen Properties, Inc.
Consolidated Statements of Operations

	Years ended
	April 30,
	2012	2011
Revenues:
Property sales	$474,000	$202,000
Rental revenue	93,010	31,363
Commissions revenue	23,965	19,700
Management fee revenue	1,315	-
Total Revenue	$592,290	$253,063
Expenses:
Cost of property sales	325,279	194,369
Rental property operating costs	45,864	38,701
Advertising	16,528	85,513
Depreciation	20,657	5,329
General & administrative	157,192	233,311
Other expenses	11,198	20,099
Professional fees	158,306	230,740
Total operating expenses	$735,024	$808,062

Operating loss	(142,734)	(554,999)
Other expenses and income:
Interest expense	(95,068)	(110,613)
Interest income	6,838	4,583
Loss before income tax expense	$(230,964)	$(661,029)
Deferred income tax expense	-	-
Net Loss	$(230,964)	$(661,029)
Net loss per share - basic	$-	$(0.01)
Weighted Average Shares Outstanding - basic	104,477,244	93,955,262
Net loss per share - diluted	$-	$(0.01)
Weighted Average shares outstanding - fully diluted	114,087,388	112,801,256

See accompanying Notes to Consolidated Financial Statements

ProGreen Properties, Inc.
Consolidated Statements of Stockholders' (Deficit)/Equity

	Number of				Amount Due
	Shares		Common	Additional	Under		Net
	Issued and	Common	Stock	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	(Deficit) Equity
Balance at April 30, 2010	24,898,677	$2,490	$8,700	$2,856,944	(100,000)	$(2,019,104)	$749,030
Stock issued under subscription agreement	77,223,851	7,722	(7,722)	1,442	-	-	1,442
Stock issued under City Vac agreement	1,000,000	100	-	49,900	-	-	50,000
Stock issued for debenture interest	807,175	81	-	67,419	-	-	67,500
Stock due under subscription agreement	-	-	-	10,653	(10,653)	-	-
Net loss	-	-	-	-	-	(661,029)	(661,029
Balance at April 30, 2011	103,929,703	$10,393	$978	$2,986,358	$(110,653)	$(2,680,133)	206,943

Stock issued under LeadDog agreement	400,000	40		7,960			8,000
Amount due from subscriber under subscription agreement				13,536	(13,536)
Net loss						(230,964)	(230,964)
Balance at April 30, 2012	104,329,703	$10,433	$978	3,007,854	(124,189)	$(2,911,097)	$(16,021)

See accompanying Notes to Consolidated Financial Statements

ProGreen Properties, Inc.
Consolidated Statements of Cash Flows
	Years ended
	April 30,
	2012	2011
Cash used in operating activities
Net loss	$(230,964)	$(661,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,657	5,329
Gain on sale of properties	(148,721)	(7,631)
Amortization of discounts on debenture to related party	26,215	43,000
Interest expense on debenture to related party	60,000	67,500
Investor relations expense	10,000	40,000
Commitment fee	8,000	-
Changes in operating assets and liabilities:
Commissions receivable	-	1,375
Note receivable	554	343
Prepaid expenses	(898)	1,731
Deposits	1,000	42,350
Payable under management agreement	4,030
Accounts payable and accrued expenses	37,762	(42,814)
Deferred revenue	(1,300)	-
Cash used in operating activities	(213,665)	(509,846)

Cash provided by (used in) investing activities
Acquisition and development of properties	(18,035)	(478,873)
Purchase of furniture and equipment	-	(23,494)
Proceeds from sale of properties	91,346	125,500
Cash provided by (used in) investing activities	73,311	(376,867)

Cash provided by financing activities
Proceeds from common stock through subscription agreement with related parties	-	808,752
Proceeds from note payable	-	18,999
Repayments of note payable	(4,369)	-
Cash provided by financing activities	(4,369)	827,751

Net change in cash	(144,723)	(58,962)

Cash at beginning of period	157,707	216,669
Cash at end of period	$12,984	$157,707
Supplemental information:
Non-cash Transaction: Issuance of stock as commitment fee	$8,000	$-
Non-cash Transaction: Receivable - sale of properties	$142,654	$-
Non-cash transaction: Receipt of investment notes on sale of properties	$240,000	$-
Non-cash transaction: Exchange of investment notes in payment of debenture interest	$60,000	$-
Non-cash transaction: Issuance of stock in payment of debenture interest	$-	$67,500
Non-cash transaction: Issuance of stock in payment of investor relation services	$-	$50,000
Cash paid for interest	$1,190	$113
Cash paid for income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements

PROGREEN PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2012

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

On October 31, 2011 ProGreen Properties Management LLC (“Properties Management”) was formed as a wholly owned subsidiary of the Company which manages the Company owned properties as well as certain of the sold properties under management agreements. All assets, liabilities, revenues and expenses are included in the financial statements of the Company.

These investment properties are marketed exclusively by ProGreen Realty LLC, a wholly owned subsidiary of ProGreen and managed by ProGreen Property Management, another wholly owned subsidiary.In addition to ProGreen Realty, the Company has established separate LLCs for each of the three properties owned. The Company is the sole member of each LLC.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

GOING CONCERN

The Company’s financial statements for the year ended April 30, 2012, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009.  Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, as the Company continues to incur losses from operations.

The Company will continue to incur costs that are necessary for it to remain an active public company.  In the current fiscal year, the Company used approximately $214,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of April 30, 2012, the Company has approximately $13,000 in cash, approximately $76,000 due from a related party under the stock subscription agreement, and a working arrangement with American Residential Gap ApS, which provide liquidity.

The Company has recently financed its operations through advances and loans from its shareholders and sales of its properties.  The Company does not expect to receive revenues to cover its costs of property acquisitions the near future and will require external financing to continue acquisitions and sales of properties.  There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

The Company’s ability to raise additional capital is affected by trends and uncertainties beyond its control.  Obtaining additional financing from current or other sources would be subject to a number of factors, including investor sentiment.  Market factors may make the timing, amount, terms or conditions of additional financing unavailable to it.  These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include adjustments that might result from the outcome of these uncertainties.

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

Receivable - sale of properties
The receivable sale of properties receivable is carried at net realizable value.

Investment notes
Investment notes are carried at cost.

Note receivable
The note receivable is carried at amortized cost.  Interest income on the note receivable is recognized on the accrual basis based on the principal balance outstanding.

Property sales revenue recognition
Condominium sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer's financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, "Property, Plant, and Equipment - Real Estate Sales" ("ASC 360-20"), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. There were no such deferred amounts at either April 30, 2012 or 2011.

Rental revenue recognition
Real estate properties are leased under operating leases with terms of month to month to twenty-four months. Rental income from these leases is recognized on a straight-line basis over the term of each lease.

Advertising costs
Advertising costs are expensed as incurred. Total advertising expenditures for the years ended April 30, 2012 and 2011 were approximately $16,500 and $85,500, respectively.

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

Recent Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate - a Scope Clarification.” The guidance represents the consensus reached in EITF Issue No. 10-E, “Derecognition of in Substance Real Estate” and applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. ASU 2011-10 provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. This guidance is effective prospective for annual and interim periods beginning on or after June 15, 2012. Early adoption is permitted. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The FASB issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP. The objective of this guidance is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This guidance is effective retrospectively for annual and interim periods beginning on or after January 1, 2013. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

Note 2. Property and Equipment

Major classifications of property and equipment at April 30, 2012 and 2011 are summarized as follows:

	2012	2011
Condominiums – rental properties	$171,497	$313,454
Less: accumulated depreciation	(10,645)	(5,801)
Rental properties, net of accumulated depreciation	$160,852	$307,653
Properties under development	$-	$175,688

The Company owned three and nine condominiums as of April 30, 2012 and 2011, respectively.

	2012	2011
Vehicles	$22,350	$22,350
Furniture	3,563	3,563
Office equipment	2,927	2,927
Total vehicles, furniture and equipment	28,840	28,840
Less: accumulated depreciation	(6,605)	(1,193)
Net carrying amount	$22,235	$27,647

Note 3. Residential Leases

As of April 30, 2012, the Company has entered into leases on three renovated properties.  Lease terms range from month to month to twenty-four months with lease payments ranging from $950 - $1,400 per month.  The future minimum rental payments relating to the noncancelable leases are as follows:

Year ended April 30,	Rental Amount
2013	$30,000
2014	15,200
$45,200

Note 4. Receivable - Sale of Properties

On April 30, 2102 the Company sold 100% of its membership interest in five Michigan limited liability companies ,which each held title to a property, to American Residential GAP, LLC (“ARG US”) pursuant to a Membership Interest Purchase Agreement, dated as of April 30, 2012 (the “Agreement”), between the Company and ARG US. The purchase price for the five properties was $384,000, of which $144,000 (gross contract amount) was paid in cash, and the balance evidenced by 48 ARG corporate bonds (as so termed under ARG’s corporate documents), with a nominal value of $5,000 per bond (collectively “Corporate Bonds”).  Of the bonds, 24 were debt obligations (“ARG debt obligation bonds”) in the principal amount of $5,000 each, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012, and 24 of the bonds were convertible into shares of ARG common stock, each bond being convertible into 5,000 shares of ARG common stock with a market value of $1.00 each (“ARG convertible share bonds”).

The cash portion is recorded as a receivable in the amount of $142,654 (net of settlement) as of April 30, 2012. In May 2012 the cash  was received.

Effective April 30, 2012 $60,000 of  the Investment Notes were transferred to Rupes Futura AB as payment of a portion of the interest due under the secured convertible debenture agreement (See Note 6).  The Investment Notes balance was $180,000 at April 30, 2012 (See Note 5)

Effective April 30, 2012 the Company and ARG US entered into a management agreement whereby the Company will manage, lease, operate, maintain and repair the five properties for which it receives a management fee of ten percent of the monthly rent.  The Company has guaranteed rents, in accordance with the terms of each lease, through April 30, 2013. No reserve for the guarantee has been recorded as management believes the likelihood is remote that material amounts will be required under this guarantee

Note 5. Investment notes

At April 30, 2012 the Company held eighteen ARG debt obligation bonds in the principal amount of $90,000, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012, and eighteen ARG convertible share bonds in the principal amount of $90,000 which were convertible into shares of ARG common stock, each bond being convertible into 5,000 shares of ARG common stock with a market value of $1.00 each. The Investment Notes balance totaled $180,000 at April 30, 2012. (See Note 4)

Note 6. Related Party Secured Convertible Debenture Agreement

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

The conversion price ("Conversion Price") of the Debenture is the price equal to the average closing price (the mean average between bid and ask price) of the Common Stock during the period of twenty (20) consecutive Trading Days, ending on the Trading Day immediately prior to the due date of the interest payment, the prepayment date, or the date of RF’s giving the conversion notice, as the case may be, subject to equitable adjustment for any stock splits, stock dividends, reclassifications or similar events during such period.  The Debenture is convertible in whole or in part into Common Stock at the option of RF at the Conversion Price at any time following the date that is two years from the Closing Date. If RF elects to convert any unpaid principal amount of the Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture.  The conversion feature has intrinsic value of $75,000 that is recorded as debt discount and amortized over two years, the required holding period for RF, using the effective interest method. The effective interest rate on the Debenture as a result of the debt discounts noted above was 20.09%, which resulted in interest expense of $94,300 for the year ended April 30, 2012.

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

As of April 30, 2012, the Company transferred six ARG debt obligation bonds and the rights to the conversion shares for six ARG convertible share bonds to Rupes Futura AB (owned by Henrik Sellmann, a director of the Company), in satisfaction of $60,000 of the $67,500 annual interest payment due Rupes Futura under the terms of the Company’s outstanding $500,000 debenture held by Rupes Futura. (See Note 4)

Note 7. Related Party Subscription Agreement

On July 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock, at a fixed price of $0.01023 per share, in three tranches:  the Phase I tranche consisted of 5,767,350 shares of Common Stock to be purchased by EIG on or before July 16, 2009;  the Phase II tranche of 43,108,504 shares to be purchased by EIG on or before December 31, 2009; and the Phase III tranche of 48,875,855 shares of Common Stock to be purchased by EIG on or before July 16, 2010.  As of April 30, 2012 all of the Phase I and Phase II shares, and 39,100,684 shares of the Phase III tranche, have been purchased, and there is a remaining balance of $100,000 payable to complete payment of the Phase III purchase price.

 Under a December 1, 2009 Amendment to the Subscription Agreement, EIG pays  penalty interest at a rate of 13.5% per annum on the unpaid balance as of the final purchase date of the Phase III shares from that date to the date the shares are purchased.

As of April 30, 2012 all of the Phase I and Phase II shares have been purchased and 39,100,684 shares of the Phase III tranche.

As of April 30, 2012, the remainder of the Phase III purchase price and the applicable interest has been included in stockholders’ equity as amount due from subscriber under subscription agreement.  The remaining balance of $100,000 and related interest have not been received prior to the issuance of the financial statements.

Note 8. Corporate Lease Agreement

On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company does not have a lease payment for the first 9 months of the lease agreement, and subsequent payments are as follows:

Rental
Year ended April 30,	Amount

2013	$28,691
2014	28,714
2015	28,965
2016	12,069
$98,439

In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the April 30, 2012 balance sheet. During 2012 and 2011, the Company recorded $24,145 and $24,145, respectively, in rental expense as a result of this lease.

In addition, effective November 1, 2011 the Company began leasing one of the properties it previously sold to be used as a showplace.  The monthly rent is $1,350 for a term of twelve months.  Subsequent payments are as follows:

Rental
Year ending April 30,	Amount
2013	$8,100
Thereafter	-
$8,100

In addition to the base monthly rent the Company is responsible for certain utilities. The Company entered into a management agreement to manage, lease, operate, maintain and repair the property for which it receives a management fee of ten percent of the monthly rent. During 2012 and 2011, the Company recorded $8,100 and $0, respectively, in rental expense as a result of this lease.

Note 9.  Payable Under Management Agreement

Properties Management has entered into management agreements with certain property owners to manage rental properties and under the terms of the agreements Properties Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At April 30, 2012 net rent amounts due totaled $4,030. (See Note 4)

Note 10. Note Payable

The Company has a note payable of $14,630 and $18,999 outstanding as of April 30, 2012 and April 30, 2011, respectively, which bears a fixed rate of interest of 6.99% and provides for monthly payments of $463 through March 2015.

Note 11. Income Taxes

For tax purposes the Company has federal net operating loss (“NOL”) carryovers of $915,000 that are available to offset future taxable income. These NOL carryovers expire in the years 2030 and 2032. As a result of the Company’s reorganization, as further described in Note 1, the NOL carryovers generated prior to the reorganization are limited by Section 382 of the Internal Revenue Code resulting in no NOL carryover for the years prior to reorganization. Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 30,	April 30,
	2012	2011
Deferred tax assets:
NOL carryovers	$137,300	$125,678
Deferred revenue	-	195
Accrued interest	6,032	4,882
Discount on debenture	(2,624)	6,556
Depreciation	(1,316)
Total deferred tax assets	139,392	137,311
Valuation allowance	(139,392)	(137,311)
Net deferred tax assets	$-	$-

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

The reconciliation of income tax expense attributable to continuing operations computed at the U.S. federal statutory tax rates is the income tax expense recorded is as follows:
	Year	Year
	ended	ended
	April 30,	April 30,
	2012	2011
Income tax at U.S. statutory rates	$(34,645)	$(99,154)
Effect of permanent differences	9,264	228
(Decrease) increase in valuation allowance	2,081	96,352
Effect of limitation on federal NOL carryovers	-	-
Effect of change in statutory rate estimate	-	-
Prior year provision to return adjustments	23,300	2,574
Income tax expense	$-	$-

The effective rate used for estimation of deferred taxes was 15% for the years ended April 30, 2012 and 2011.

The tax years that remain subject to U.S. IRS examination at April 30, 2012 are 2007 through 2012.  The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provisions.

Note 12. Loss per Share

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

Earnings (loss) per share have been computed based on the following:

	Twelve months	Twelve months
	ended	ended
	April 30, 2012	April 30, 2011
Net loss	$(230,964)	$(661,029)
Average number of common shares outstanding used to calculate basic loss per share	104,477,244	93,955,262
Effect of dilutive subscribed shares	9,610,144	18,845,994
Average number of common shares outstanding used to calculate diluted earnings per share	114,087,388	112,801,256

Note 13. Commitments

The Company has no pending offers to purchase additional properties as of April 30, 2012.

Note 14. Amendments to Certificate of Incorporation

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

Note 15. Employee Stock Option Plan

As of April 30, 2012, the Board of Directors approved the Company’s 2012 Employee Stock Option Plan, pursuant to which 10,000,000 shares of Common Stock are reserved for issuance to employees and officers and directors of, and consultants to, the Company.  No options were issued under this Plan in our fiscal year ended April 30, 2012. (See Note 16)

Note 16. Subsequent Events

Management has evaluated subsequent events through July 30, 2012 the date on which the financial statements were available to be issued.

Effective June 1, 2012 the Board of Directors approved the award of 4,200,000 restricted stock units under the Company’s 2012 Employee Stock Option Plan. See Note 15

On June 11, 2012, the Company sold three ARG debt obligation bonds and the rights to the conversion shares for three ARG convertible share bonds to an independent investor in Europe, for $30,000 cash. We continue to hold 15 ARG debt obligation bonds and 75,000 shares of ARG common stock (issued following conversion of the 15 ARG convertible share bonds that we held). See Notes 4 and 5.

On July 20, 2012 the Company closed on the purchase of a one bedroom one bathroom condominium in Southfield, Michigan.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A . Controls and Procedures.

As supervised by our board of directors and our Chief Executive and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our management in this evaluation has concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2012, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of internal control over financial reporting as of April 30, 2012. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that, as of April 30, 2012, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter of our April 30, 2012 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors, both as of as of July 22, 2012.

Name	Age	Title
Jan Telander	62	Chief Executive Officer, Chief Financial Officer and Director

Henrik Sellmann	57	Director

Christina M. Lombera	45	Secretary

Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.

Jan Telander is the Company’s Chief Executive Officer and a director. He has been the president of EIG Venture Capital Ltd (“EVC”) since 2001. EVC was founded by Mr. Telander and two other family members as a private investment company with an aim to purchase early stage companies and build these into larger entities with a view to seek exit through public listing on a suitable stock exchange. From 2001 until May 31, 2008, Mr. Telander was a member of the Board of Directors of Gas Turbine Efficiency, Inc., a former EIG portfolio company.

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

Christina M. Lombera is the corporate Secretary of our Company and has, since inception, been the Principal Broker for ProGreen Realty, our real estate brokerage subsidiary.  With over twenty years experience as a pralegal in real estate, corporate, estate planning and litigation, Ms. Lombera has managed complex real estate and corporate transactions.  She has also handled a wide variety of document preparations, due diligence and corporate governance, as well as extensive legal research, writing and estate planning. Ms Lombera is a member of the State Bar of Michigan, Legal Assistants Chapter.  Ms. Lombera has also been a licensed real estate consultant since 1998 and has negotiated, directed and closed voluminous real estate transactions ranging from single-family purchases, sales and leases, to complex multi-family and commercial real estate sales and acquisitions. As our Principal Broker, Ms. Lombera provides a broad spectrum of real estate knowledge, expertise and experience. A native of Oakland County, Michigan, Ms. Lombera is familiar with ProGreen’s target real estate market, and utilizes a hands-on approach in locating, evaluating, negotiating, and closing real estate acquisitions on behalf of ProGreen.  Ms. Lombera is a dedicated ProGreen Team member.  Ms. Lombera graduated as a Paralegal with a Business Degree from Cañada College, California in 1993.

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

Other Information about our Board of Directors
During our fiscal year ended April 30, 2012, our Board of Directors acted by written consent three times.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. For the fiscal year ended April 30, 2012, we believe that all required filings under Section 16(a) have been made by our officers and directors.

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

Item 11. Executive Compensation.

Summary Compensation Table
The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal years 2012, 2011, and 2010 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa-tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
Jan Telander, CEO (1)	2012	$32,000							$32,000
	2011	$31,424							$31,424
	2010	-0-							-0-

Stock Options Granted and Exercised in the Year Ended April 30, 2012

No stock option grants were made in the fiscal year ended April 30, 2012.

Director Compensation

Currently, our directors do not receive compensation for serving on our Board of Directors.

Employment Agreements

Neither the Company, nor any of our subsidiaries, has entered into an employment contract with a named executive officer. Furthermore, we do not, nor do any of our subsidiaries, anticipate entering into an employment contract with any named executive officer in the near future.

Employee Benefit Plans

On April 30, 2012, the Board of Directors of the Company adopted and approved the Company’s 2012 Employee Stock Option Plan (the “Plan”), which will be submitted to our stockholders for approval. Our Board also approved, effective June 1, 2012, the award of restricted stock units under the Plan to our two directors and one employee as follows: an award of 3,000,000 restricted stock units to the Company’s Chief Executive Officer, Jan Telander; an award of 600,000 restricted stock units to Henrik Sellmann, a director of the Company; and an award of 600,000 restricted stock units to the Secretary of the Company who is the manager of our real estate subsidiary.

Restricted Stock Unit Agreements

The restricted stock units (“RSUs”) were awarded pursuant to restricted stock units agreements (“RSU Agreement”), which provide for a period of five years from the date of the award during which, once vesting conditions are satisfied, that the shares of our common stock underlying the RSU at the option of the holder of the RSU can be released.  The vesting conditions set forth in the three RSU Agreements approved June 1, 2012 are as follows:

The interest of the holder of the RSU’s pursuant to a RSU Agreement shall become non-forfeitable or vested in 1/3 increments on the later of (i) the first, second and third anniversary dates of the grant of the award, and (ii) the trading price of our common stock for a period of twenty days having equaled or exceeded $0.15 per share for the first annual vesting date, $0.25 per share for the second annual vesting date, and $0.35 per share for the third annual vesting date.

Description of the Plan

The following is a summary of certain provisions of the Plan and is qualified in its entirety by reference to the complete text of the Plan set forth in the exhibit to this report.

Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options  ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. The Plan also provides for restricted stock awards representing shares of common stock (“Restricted Shares”) that are issued subject to such restrictions on transfer and other incidents of ownership and such forfeiture conditions as the Committee (as defined below) may determine ("Restricted Stock Awards"). In connection with issuance of any Restricted Shares, the Committee may (but shall not be obligated to) require the payment of a specified purchase price (which price may be less than Fair Market Value).

 The Plan is administered by the Board of Directors or a committee (the "Committee") which is appointed by the Board of Directors from those of its members who are "non-employees" of the Company as defined in Rule 16b-3 under the Securities Exchange Act of 1934 (the "Exchange Act"). Subject to the provisions of the Plan, the Board of Directors, or the Committee, if one is appointed, has full authority to determine the persons to be granted options or Restricted Stock Awards under the Plan and the terms of Restricted Stock Awards, the number and purchase price of the shares represented by each option, the time or times at which the options may be exercised, and the terms and provisions of each option, which need not be uniform for all options.

Key employees of the Company or its subsidiaries, as determined by the Board or Committee, and non-employee directors of and consultants to the Company or its subsidiaries are eligible to receive options or Restricted Stock Awards under the Plan.  The Plan authorizes the Committee to grant, over a ten-year period, options or Restricted Stock Awards to purchase up to a maximum of 10,000,000 shares of the Company's common stock, subject to adjustment as described below. If any option expires or is terminated prior to its exercise in full and prior to the termination of the Plan, the shares subject to such unexercised option shall again be available for the grant of new options under the Plan. The consideration to be paid for the shares to be issued upon exercise of an option, including the method of payment, shall be determined by the Board of Directors and may consist entirely of cash, check, promissory note, other shares of common stock which (i) either have been owned by the option holder for more than six (6) months on the date of surrender or were not acquired, directly or indirectly, from the Corporation, and (ii) have a fair market value on the date of surrender equal to the aggregate exercise price of the shares as to which the option shall be exercised, or any combination of such methods of payment, or such other consideration and method of payment for the issuance of shares to the extent permitted under the laws of Delaware.  In making its determination as to the type of consideration to accept, the Board shall consider if acceptance of such consideration may be reasonably expected to benefit the Company.

The term of each option will not be more than ten (10) years from the date of grant.  Options granted under the Plan may be exercised only during the continuance of the Participant's employment with the Company or one of its subsidiaries.  The Plan permits an outstanding ISO option to be exercised after termination of employment only to the extent that the option was exercisable on the date of termination but in no event beyond the original term of the option (i) within one year by the estate or rightful heir(s) of the optionee if the optionee's employment is terminated due to the optionee's death; (ii) within one year after the date of such termination if the termination is due to the optionee's Disability (as defined in the Plan); or (iii) within three months after the date of such termination if the termination was due to the optionee's Retirement (as defined in the Plan) or was for reasons other than death or Disability and other than "for cause" (as defined in the Plan).  Upon termination of an optionee's employment "for cause," any unexercised options held by the optionee will be forfeited.  In the event of the dissolution, liquidation or sale of all or substantially all of the assets of the Company, to the extent it has not been previously exercised an option will terminate immediately prior to the consummation of such proposed action.  In the event of the merger of the Company with or into another corporation, the option shall be assumed or an equivalent option shall be substituted by such successor corporation or, if such successor corporation does not agree to assume the option or substitute an equivalent option, the Board shall provide for the option holder to have the right to exercise the option as to all of the optioned shares, including shares as to which the option would not otherwise be exercisable.

Options granted under the Plan may be in the form of "incentive stock options" which qualify as such under Section 422 of the Code or non-qualified stock options which do not meet the criteria for incentive stock options under Section 422. Options granted under the Plan are, generally, transferable only by will or by the laws of descent and distribution, and may be exercised during the lifetime of the optionee only by the optionee or by his legal representative in the event of his Disability.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of June 14, 2012 by the following individuals or groups:

•	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and named executive officers as a group.

The percentage of beneficial ownership in the following table is based upon 104,329,703 shares of common stock outstanding as of June 14, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding

Jan Telander (1) 380 North Old Woodward Ave., S. 226 Birmingham, MI 48009	85,944,618	82.38%

Henrik Sellmann (2) 380 North Old Woodward Ave., S. 226 Birmingham, MI 48009	2,660,852	2.55%

All officers and directors as a group	88,605,470	84.93%

(1)
Mr. Jan Telander owns an aggregate of 85,944,618 shares beneficially, of which 265,500 are owned directly and 85,679,118 shares are owned indirectly through EIG Capital, Ltd., a controlled corporation. EIG Capital is the sole stockholder of EIG Venture Capital, Ltd., EIG Capital Investments, Ltd. and Sofcon, Ltd., which own directly 84,804,436, 497,197 and 377,485 shares of the Company's common stock, respectively.  On June 1, 2012, the Company’s Board of Directors approved an award of 3,000,000 restricted stock units to Mr. Telander (see description of terms in Item 13 below).

(2)
Mr. Sellman owns 2,660,852 shares of common stock through a controlled company, Rupes Futura AB, including 500,000 shares issued as a commitment fee in connection with the purchase by that company of the Company’s $500,000 convertible debenture issued on November 5, 2009 and 807,175 shares issued as payment of interest on the convertible debenture. The convertible debenture, commencing two years after the date of issuance, is convertible into shares of our common stock based on the market prices of our common stock at the time of conversion. On June 1, 2012, the Company’s Board of Directors approved an award of 600,000 restricted stock units to Mr. Sellmann (see description of terms in Item 13 below).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

2009 Subscription Agreement with our Chief Executive Officer and Director

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

As of April 30, 2012 all of the Phase I and Phase II shares have been purchased and 39,100,684 shares of the Phase III tranche.

On June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. As of July 30, 2012, the remainder of Phase III and interest has not been paid.  These amounts are reflected as amount due from related party subscriber under subscription receivable in the accompanying balance sheet. The remaining balance of $100,000 had not been received prior to the issuance of the financial statements and has been included in stockholders’ equity as amount due from subscriber under subscription agreement.

Issuance of Secured Convertible Debenture to Investment Company Controlled by a Director

On November 5, 2009, the Company issued a Secured Convertible Debenture to Rupes Futura AB (“RF”), an investment company controlled by Henrik Sellmann, a director of the Company, providing for a loan to the Company by Mr. Sellmann of $500,000. The Company issued to RF a 13.5% Secured Convertible Debenture, due November 2014 (the “Debenture”), together with 500,000 shares of Common Stock of the Company as a Commitment Fee. The value of the Common Stock at the time of issuance was $30,000.

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

On February 8, 2012, the Company entered into an amendment (“Amendment”) to the Debenture, superseding an amendment entered into on December 14, 2011.  The Amendment provided that the Company, at its sole option, may elect to pay any interest payment on the Debenture in cash, such cash interest payment to be payable no later than one hundred eighty (180) days from the original interest payment due date. In addition, the Amendment provided that, in the event the Debenture is prepaid, the Company has the option to pay accrued interest on the Debenture in cash.  Prior to this Amendment, all interest payments on the Debenture were payable in shares of the Company’s common stock.

On November 15, 2010, the Company issued 807,175 shares of Common Stock in payment of the first year’s interest on the Debenture.  The value of the Common Stock at the time of issuance was $67,500.

On April 30, 2012, the Company paid to RF $60,000 of the interest payment due November, 2011 on the Debenture by the transfer to RF of rights to securities received in its sale on April 30, 2012 of five properties to the U.S. subsidiary of American Residential Gap ApS (“ARG”).  Such securities consisted of six ARG debt obligation bonds and the rights to the conversion shares for six ARG convertible share bonds. As of April 30, 2012, $7,500 of the November 2011 interest payment had not been paid.

Issuance of Restricted Stock Units

Our Board also approved, effective June 1, 2012, the award of restricted stock units under the Company’s 2012 Employee Stock Option Plan to our two directors and one employee as follows: an award of 3,000,000 restricted stock units to the Company’s Chief Executive Officer, Jan Telander; an award of 600,000 restricted stock units to Henrik Sellmann, a director of the Company; and an award of 600,000 restricted stock units to a consultant that is the manager of our real estate subsidiary and Secretary of the Company.

The restricted stock units (“RSUs”) were awarded pursuant to restricted stock units agreements (“RSU Agreement”), which provide for a period of five years from the date of the award during which, once vesting conditions are satisfied, that the shares of our common stock underlying the RSU at the option of the holder of the RSU can be released.  The vesting conditions set forth in the three RSU Agreements approved June 1, 2012 are as follows:

The interest of the holder of the RSU’s pursuant to a RSU Agreement shall become non-forfeitable or vested in 1/3 increments on the later of (i) the first, second and third anniversary dates of the grant of the award, and (ii) the trading price of our common stock for a period of twenty days having equaled or exceeded $0.15 per share for the first annual vesting date, $0.25 per share for the second annual vesting date, and $0.35 per share for the third annual vesting date.

Item 14. Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided by Baker Tilly Virchow Krause, LLC for our fiscal years ended April 30, 2012 and 2011.

	2012	2011

Audit Fees	$32,500	$48,743
Audit-related Fees		-
Tax Fees	$14,470	13,750
All Other Fees		-

Total Fees	$46,970	$62,493

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2012 and 2011.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2012 and 2011, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2012 and 2011.

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

Tax Services - Tax Services includes service provided by the principal accounting firm for tax compliance, tax advice, and tax planning.

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

10.9
Amendment to Secured Convertible Debenture, dated as of December 14, 2011.  (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on December 16, 2011.)

10.10
Second Amendment to Secured Convertible Debenture, dated as of February 8, 2012. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 16, 2012.)

10.11	2012 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Commission on June 7, 2012.)
10.12
Form of Restricted Stock Units Agreement issued pursuant to 2012 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Commission on June 7, 2012.)

10.13
Membership Interest Purchase Agreement made and entered into effective April 30, 2012,  by and  among the Company, American Residential Gap LLC, and Progreen Properties III LLC; Progreen Properties VII, LLC; Progreen Properties VIII LLC; Progreen Properties IX LLC; and Progreen Properties XI, LLC [including Assignment of Membership Interest by the Company, dated April 30, 2012; Assignment and Assumption of Leases, dated as of May 1, 2012, between the Company and American Residential Gap LLC; one-year Lease Guaranty of the Company, dated as of May 1, 2012, filed herewith.

10.14	Management Agreement, made and entered into as of April 30, 2012, by and between Progreen Properties Management LLC and American Residential Gap LLC, filed herewith.
14.1	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 31, 2006.)
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.**

* Filed herewith

** Furnished herewith

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGREEN PROPERTIES, INC

Date: July 30, 2012	By:	/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on July 30, 2012.

/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief
Financial Officer and Director

By: /s/ Henrik Sellmann
Henrik Sellmann, Director