Form 10-Q
period 2012-07-31
ProGreen Properties, Inc.
filed 2012-09-19
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 104,329,703 as of September 19, 2012.

PROGREEN PROPERTIES, INC.

ProGreen Properties, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2012.

The results of operations for the three months ended July 31, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2012	April 30, 2012
Assets	(Unaudited)

Rental property, net accumulated depreciation of $12,094 and $10,645	$159,403	$160,852
Properties under development	20,460	-
Cash	43,013	12,984
Accounts receivable	763	-
Accrued interest receivable	1,125	-
Receivable under management agreement	368	-
Receivable - sale of properties	-	142,654
Investment - non-marketable securities	75,000	-
Note receivable - ARG	75,000	180,000
Note receivable - rental property	75,516	75,603
Prepaid expenses	6,104	6,840
Deposits	6,000	5,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $7,969 and $6,605	20,871	22,235
Total assets	$483,623	$606,168

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	$54,106	$69,435
Accrued interest	57,247	40,211
Payable under management agreement	2,225	4,030
Note payable	13,513	14,630
Tenant deposits	11,787	11,374
Convertible debenture payable to related party, net of unamortized discount of $16,031and $17,491	483,969	482,509
Total liabilities	622,847	622,189
Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 104,329,703 outstanding at July 31, 2012;
250,000,000 shares authorized and 104,329,703 outstanding at April 30, 2012;	10,433	10,433
Common stock, $.0001 par value, 9,775,171 subscribed not issued	978	978
Additional paid in capital	3,018,257	3,007,854
Less: amount due from related party subscriber under subscription agreement	(127,592)	(124,189)
Accumulated deficit	(3,041,300)	(2,911,097)
Total stockholders' deficit	(139,224)	(16,021)
Total liabilities and stockholders' (deficit) equity	$483,623	$606,168

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2012	2011
Revenues:
Rental revenue	$8,330	$18,000
Commissions revenue	1,000	-
Management fee revenue	1,620	-
Other income	4,800	-
Total Revenue	$15,750	$18,000
Expenses:
Cost of property sales		-
Rental property operating costs	20,469	13,670
Advertising	10,529	-
Depreciation	2,814	4,270
Compensation Expense	7,000	-
General & administrative	61,413	33,477
Other expenses	1,016	9,122
Professional fees	26,829	40,496
Total operating expenses	$130,070	$101,035

Operating loss	(114,320)	(83,035)
Other expenses and income:
Interest expense	(18,769)	(28,482)
Interest income	2,886	1,714
Loss before income tax expense	$(130,203)	$(109,803)
Deferred income tax expense	-	-
Net Loss	$(130,203)	$(109,803)
Net loss per share - basic	$-	$-
Weighted Average Shares Outstanding - basic	104,329,703	104,260,138
Net loss per share - diluted	$-	$-
Weighted Average shares outstanding - fully diluted	114,104,874	114,035,309

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.

Condensed Consolidated Statements of Stockholders' (Deficit)/Equity
(UNAUDITED)

	Number of Shares Issued and Outstanding	Common Stock	Common Stock Subscribed	Additional Paid In Capital	Amount Due Under Subscription Agreement	Accumulated Deficit	Net Stockholders' (Deficit) Equity

Balance at April 30, 2011	103,929,703	$10,393	$978	$2,986,358	$(110,653)	$(2,680,133)	206,943

Stock issued under LeadDog agreement	400,000	40		7,960			8,000
Amount due from subscriber under subscription agreement				13,536	(13,536)
Net loss						(230,964)	(230,964)
Balance at April 30, 2012	104,329,703	$10,433	$978	3,007,854	(124,189)	$(2,911,097)	$(16,021)

Amount due from subscriber under subscription agreement				3,403	(3,403)
Amount due under restricted stock unit agreement				7,000			7,000
Net loss						(130,203)	(130,203)
Balance at July 31, 2012	104,329,703	$10,433	$978	$3,018,257	$(127,592)	$(3,041,300)	$(139,224)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.

Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Three Months Ended July 31,
	2012	2011
Cash used in operating activities
Net loss	$(130,203)	$(109,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	7,000	-
Depreciation and amortization	2,813	4,270
Amortization of discounts on debenture to related party	1,460	11,361
Investor relations expense	-	10,000
Commitment fee	-	8,000
Changes in operating assets and liabilities:
Accounts receivable	(1,131)	-
Accrued interest receivable	(1,125)	-
Note receivable	87	134
Prepaid expenses	736	(6,676)
Deposits	(1,000)	1,000
Accounts payable and accrued expenses	2,120	19,610
Payable under management agreement	(1,805)	-
Cash used in operating activities	(121,048)	(62,104)
Cash provided by (used in) investing activities
Acquisition and development of properties	(20,460)	(17,961)
Purchase of furniture and equipment	-	-
Proceeds from sale of investment notes	30,000	-
Proceeds from sale of properties	142,654	-
Cash provided by (used in) investing activities	152,194	(17,961)
Cash provided by financing activities
Repayments of note payable	(1,117)	(1,283)
Cash provided by financing activities	(1,117)	(1,283)
Net change in cash	30,029	(81,348)
Cash at beginning of period	12,984	157,707
Cash at end of period	$43,013	$76,359
Supplemental information:
Non-cash Transaction: issuance of stock as commitment fee	$-	$8,000
Cash paid for interest	$273	$106,106
Cash paid for income taxes	$-	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2102

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations the three month period ended July 31, 2012, are not necessarily indicative of the results that may be expected for the year ending April 30, 2013.    For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012.

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

These investment properties are marketed exclusively by ProGreen Realty LLC, a wholly owned subsidiary of ProGreen and managed by ProGreen Property Management, another wholly owned subsidiary. In addition to ProGreen Realty, the Company has established separate LLCs for each of the three properties owned. The Company is the sole member of each LLC.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2102

Note 1. Financial Statement Presentation (continued)

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Going Concern
The Company’s unaudited condensed consolidated financial statements for the period ended July 31, 2012, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, as the Company continues to incur losses from operations.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the prior fiscal year, the Company used approximately $214,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year. As of July 31, 2012, the Company has approximately $43,000 in cash, approximately $76,000 due from a related party under the stock subscription agreement, and a working arrangement with American Residential Gap ApS, which will provide liquidity.

The Company has recently financed its operations through sales of its properties and through a sale of a portion of its investment notes. The Company does not expect to receive revenues to cover its costs of property acquisitions in the near future and will require external financing to continue acquisitions and sales of properties. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

The Company’s ability to raise additional capital is affected by trends and uncertainties beyond its control. Obtaining additional financing from current or other sources would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to it. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

Basis of consolidation
The unaudited condensed consolidated financial statements include the accounts and records of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.  FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest.  This requirement usually has been applied to subsidiaries in which a company has a majority voting interest.  Currently, all of the Company’s subsidiaries are wholly-owned.

Estimates
The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2102

Note 1. Financial Statement Presentation (continued)

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

Receivable - sale of properties
The receivable sale of properties receivable is carried at net realizable value at April 30, 2012.

Investment - non-marketable securities
Investment - non-marketable securities are carried at cost which approximates fair value.

Note receivable - ARG
Note receivable- ARG is carried at cost which approximates fair value

Note receivable – rental property
The note receivable is carried at amortized cost.  Interest income on the note receivable is recognized on the accrual basis based on the principal balance outstanding.

Property sales revenue recognition
Condominium sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer's financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, "Property, Plant, and Equipment - Real Estate Sales" ("ASC 360-20"), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. There were no such deferred amounts at either July 31, 2012 or April 30, 2012.

Rental revenue recognition
Real estate properties are leased under operating leases with terms of month to month to twenty-four months. Rental income from these leases is recognized on a straight-line basis over the term of each lease.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2102

Note 1. Financial Statement Presentation (continued)

Advertising costs
Advertising costs are expensed as incurred. Total advertising expenditures for the three months ended July 31, 2012 and 2011 were $10,529 and $0, respectively.

Tenant deposits
The Company requires tenants to pay a deposit at the beginning of each lease. This deposit may be used for unpaid lease obligations or repair of damages based on the Company’s determination. If the tenant has not defaulted on the lease, the Company will return the deposit to the tenant at the end of the lease.

Deferred revenue
The Company may require tenants to prepay rent. The prepaid rent is amortized over the term of the lease using the straight-line method. Deferred revenue is $0 at July 31, 2012 and April 30, 2012.

Income taxes
The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

Reclassifications
Certain amounts in previous periods have been reclassified to conform to 2013 classifications.

Recent Accounting Pronouncements
In July 2012 the FASB issued ASU No. 2012-02 “ Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. The amendment permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2102

Note 2. Property and Equipment

Major classifications of property and equipment at July 31, 2012, and April 30, 2012 are summarized as follows:

The Company owned four and three condominiums as of July 31, 2012 and April 30, 2012, respectively.

	July 31, 2012	April 30, 2012
Condominiums – rental properties	$171,497	$171,497
Less: accumulated depreciation	(12,094)	(10,645)
Rental properties, net of accumulated depreciation	$159,403	$160,852
Properties under development	$20,460	$-

	July 31,	April 30,
	2012	2012
Vehicles	$22,350	$22,350
Furniture	3,563	3,563
Office equipment	2,927	2,927
Total vehicles, furniture and equipment	28,840	28,840
Less: accumulated depreciation	(7,969)	(6,605)
Net carrying amount	$20,871	$22,235

Note 3.  Residential Leases

As of July 31, 2012, the Company has entered into leases on three renovated properties.  Lease terms range from month to month to twenty-four months with lease payments ranging from $950 - $1,400 per month.   Below are the future minimum rental payments related to these leases are as follows:

Year ending April 30,	Rental Amount
2013	$30,000
2014	15,200
$45,200

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2102

Note 4. Receivable - Sale of Properties

On April 30, 2102 the Company sold 100% of its membership interest in five Michigan limited liability companies, which each held title to a property, to American Residential GAP, LLC (“ARG US”) pursuant to a Membership Interest Purchase Agreement, dated as of April 30, 2012 (the “Agreement”), between the Company and ARG US. The purchase price for the five properties was $384,000, of which $144,000 (gross contract amount) was paid in cash, and the balance evidenced by 48 ARG corporate bonds (as so termed under ARG’s corporate documents), of the nominal value of $5,000 per bond.  Of the bonds, 24 were debt obligations (“ARG debt obligation bonds”) in the principal amount of $5,000 each, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012, and 24 of the bonds were convertible into shares of ARG common stock, each bond being convertible into 5,000 shares of ARG common stock with a market value of $1.00 each (“ARG convertible share bonds”).  The outstanding ARG convertible share bonds were entirely converted to shares of ARG common stock at ARG’s annual general meeting held on June 29, 2012.  Following the transfer of six ARG debt obligation bonds and the rights to conversion shares for six ARG convertible share bonds in satisfaction of $60,000 of an April 30, 2012 interest payment due Rupes Futura AB on the Company’s outstanding $500,000 convertible debenture, and the sale of three ARG debt obligation bonds and three ARG convertible share bonds to an independent investor, the Company continues to hold 15 ARG debt obligation bonds and 75,000 shares of ARG common stock (issued following conversion of the 15 ARG convertible share bonds that the Company continues to hold).

The cash portion is recorded as a receivable in the amount of $142,654 (net of settlement) as of April 30, 2012. In May 2012 the cash was received.

Effective April 30, 2012, $60,000 of the Investment Notes (comprised of six debt obligation and six convertible share bonds) were transferred to Rupes Futura AB as payment of a portion of the interest due under the secured convertible debenture agreement (See Note 8).

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

Note 5. Investment - Non-marketable Securities

At July 31, 2012 the Company held 75,000 shares of  ARG common stock with a total cost, which approximates fair value, of  $75,000.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2102

Note 6.  Note Receivable – ARG

At July 31, 2012 the Company held fifteen ARG debt obligation bonds in the principal amount of $75,000, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012.  At April 30, 2012 the Company held eighteen ARG debt obligation bonds in the principal amount of $90,000, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012, and eighteen ARG convertible share bonds in the principal amount of $90,000 which were convertible into shares of ARG common stock, each bond being convertible into 5,000 shares of ARG common stock with a market value of $1.00 each (see Note 5). The corporate bonds balance totaled $0 and  $180,000 at July 31, 2012 and April 30, 2012, respectively.

Note 7.  Fair Value Measurement

The Company utilizes the accounting guidance for fair value measurements and discloses for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis during the reporting period.

The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability.  ASC 820, "Fair Value Measurements and Disclosures", establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers are defined as follows:

Level 1 - Observable inputs such as quoted market prices in active markets.
Level 2 - Inputs other then quoted prices in active markets that are either directly or indirectly observable.
Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of July 31, 2012, the Company held certain financial instruments that are measured at cost on a recurring basis.  These consisted of non-marketable securities of $75,000 and a note receivable from ARG of $75,000. The cost of the non-marketable securities and note receivable from ARG approximate their fair value and are categorized as Level 3.

Note 8. Related Party Secured Convertible Debenture Agreement

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

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2102

Note 8. Related Party Secured Convertible Debenture Agreement (continued)

The Debenture is secured by a first lien on the property to be purchased by ProGreen Realty. Interest is payable at an annual rate of 13.5%, payable annually in arrears in shares of Common Stock of the Company, valued at the Conversion Price (defined below) as of the due date of the interest payment or the Company, at its sole option, may elect to pay any interest payment on the Debenture in cash, such cash interest payment to be payable no later than one hundred eighty (180) days from the original interest payment due date. The Debenture is convertible in whole or in part into Common Stock at the option of RF at the Conversion Price at any time following the date that is two years from the Closing Date. If RF elects to convert any unpaid principal amount of the Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture. The conversion feature has intrinsic value of $75,000 that is recorded as debt discount and amortized over two years, the required holding period for RF, using the effective interest method. The effective interest rate on the Debenture as a result of the debt discounts noted above was 15.19% and 24.37 % which resulted in interest expense of $18,497 and $28,376 for the three months ended July 31, 2012 and 2011, respectively.

As of April 30, 2012, the Company transferred six ARG debt obligation bonds and the rights to the conversion shares for six ARG convertible share bonds to Rupes Futura AB (owned by Henrik Sellmann, a director of the Company), in satisfaction of $60,000 of the $67,500 annual interest payment due Rupes Futura under the terms of the Company’s outstanding $500,000 debenture held by Rupes Futura. (See Note 4)

Note 9.  Related Party Subscription Agreement

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

As of July 31, 2012 all of the Phase I and Phase II shares have been purchased and 39,100,684 shares of the Phase III tranche.

As of July 31, 2012 the remainder of the Phase III purchase price and the applicable interest has been included in stockholders’ equity as amount due from subscriber under subscription agreement. The remaining balance of $100,000 and related interest have not been received prior to the issuance of the financial statements.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2102

Note 10. Corporate Lease Agreement

On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company does not have a lease payment for the first 9 months of the lease agreement, and subsequent payments are as follows:

Year ending April 30,	Rental Amount
2013	$21,518
2014	28,714
2015	28,965
2016	12,069
$91,266

In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the July 31, 2012 balance sheet.

The Company recorded $6,036 rental expense as a result of the lease for each of the three months ended July 31, 2012 and 2011.

Note 11. Payable Under Management Agreement

Properties Management has entered into management agreements with certain property owners to manage rental properties and under the terms of the agreements Properties Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At July 31, 2012 and April 30, 2012 net rent amounts due totaled $ 2,225 and $4,030, respectively.

Note 12. Note Payable

The Company has a note payable of $13,513 and $14,630 outstanding as of July 31, 2012 and April 30, 2012, respectively, which bears a fixed rate of interest of 6.99% and provides for monthly payments of $463 through March 2015.

Note 13.  Income Taxes

The Company has not recorded any income tax benefit for the three months ended July 31, 2012 and 2011.  The Company has recorded an income tax valuation allowance equal to the benefit of its income tax carry forward because of the uncertainty relating to the Company’s ability to utilize the NOL carry forward.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2102

Note 14.  Loss per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable under the subscription agreement.

Losses per share have been computed based on the following:

	Three months ended July 31,	Three months ended July 31,
	2012	2011
Net loss	$(130,203)	$(109,803)
Average number of common shares outstanding used to calculate basic loss per share	104,329,703	104,260,138
Effect of dilutive subscribed shares	9,775,171	9,775,171
Average number of common shares outstanding used to calculate diluted earnings per share	114,104,874	114,035,309

Note 15. Commitments

The Company has no pending offers to purchase additional properties as of July 31, 2012.

Note 16. Amendments to Certificate of Incorporation

Increase in Authorized Common Stock
In October 8, 2009, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000, par value $.01 per share to 250,000,000, par value $.0001 per share.

The amendments to the Company’s Certificate of Incorporation that were so approved also authorized a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and authorize the Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors.  As of July 31, 2012, no shares of preferred stock were issued and outstanding.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2102

Note 17. Restricted Stock Units

As of April 30, 2012, the Board of Directors approved the Company’s 2012 Employee Stock Option Plan, pursuant to which 10,000,000 shares of Common Stock are reserved for issuance to employees and officers and directors of, and consultants to, the Company.  Effective June 1, 2012 the Board of Directors approved the award of 4,200,000 restricted stock units (“RSUs”) under the Company’s 2012 Employee Stock Option Plan as follows: 3,000, 000 RSU’s were awarded to the Company’s Chief Executive Officer; 600,000 RSUs to a director of the Company; and 600,000 RSU’s to the manager of the Company’s real estate operations.

The RSUs were awarded pursuant to restricted stock units agreements (“RSU Agreement”), which provide for a period of five years from the date of the award during which, once vesting conditions are satisfied, that the shares of our common stock underlying the RSU at the option of the holder of the RSU can be released. The vesting conditions set forth in the three RSU Agreements approved June 1, 2012 are as follows: The interest of the holder of the RSU’s pursuant to a RSU Agreement shall become non-forfeitable or vested in 1/3 increments on the later of (i) the first, second and third anniversary dates of the grant of the award, and (ii) the trading price of our common stock for a period of twenty days having equaled or exceeded $0.15 per share for the first annual vesting date, $0.25 per share for the second annual vesting date, and $0.35 per share for the third annual vesting date.   As of July 31, 2012 compensation expense of $7,000 was recorded as follows:

Number of restriced stock unites issued on June 1, 2012	4,200,000
Stock price on grant date	$0.03
Vesting Period	3 years
Estimated vair value at issuance	$126,000
June 1, 2012 through July 31, 2012 Compenstion Expense	$7,000

Note 18. Subsequent Events

Subsequent to July 31, 2012 the Company sold one rental property.

Management has evaluated subsequent events through September 19, 2012 the date on which the financial statements were available to be issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company was incorporated in Florida on April 23, 1998 and reincorporated in Delaware on December 12, 2008. Effective September 11, 2009, we changed our name from Diversified Product Inspections, Inc. to ProGreen Properties, Inc. to reflect the change in our business operations from the conduct of investigations and laboratory analyses to the purchase of income producing real estate assets.

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

We will have to raise additional capital to continue to purchase residential properties and to expand our property portfolio by purchasing large-scale multi-family properties. We have no firm third party commitments for the capital we will require for these planned investments, although we have concluded a working agreement, resulting in the sale of five properties, with one group and  have also been evaluating financing opportunities with several other groups.  The transaction structure discussed is where ProGreen would sell to these investors income producing investment properties, which have been acquired and refurbished, as well as leased out, by ProGreen.  The properties sold would continue to be managed by ProGreen. We are continuing to look for investment partners for the acquisition of larger scale multi-family properties.

Sale of Properties to American Residential Gap ApS

We have entered into our first working agreement with a European group through American Residential Gap LLC (ARG US). ARG US is a wholly-owned subsidiary of American Residential Gap ApS (ARG), a newly formed property investment company that has been set up in Denmark by a number of Scandinavian investors. ARG’s business plan is to acquire income producing residential properties in the US. Under the terms of the working agreement, we will sell income producing properties to ARG. The properties will have been initially been purchased, refurbished and leased to suitable tenants by ProGreen, yielding a stipulated minimum return on investment. All properties sold will continue to be managed by ProGreen.  We have also agreed with ARG that they will be financing properties for ProGreen during the process of refurbishment and leasing, prior to the properties being sold to ARG as income producing investment properties.

We completed the first sale of five properties to ARG on April 30, 2012. The purchase price for the five properties was $384,000, of which $144,000 (gross contract amount) was paid in cash, and the balance evidenced by 48 ARG corporate bonds (as so termed under ARG’s corporate documents), of the nominal value of $5,000 per bond.  Of the bonds, 24 were debt obligations (“ARG debt obligation bonds”) in the principal amount of $5,000 each, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012, and 24 of the bonds were convertible into shares of ARG common stock, each bond being convertible into 5,000 shares of ARG common stock with a market value of $1.00 each (“ARG convertible share bonds”).  The outstanding ARG convertible share bonds were entirely converted to shares of ARG common stock at ARG’s annual general meeting held on June 29, 2012.  Following the transfer of six ARG debt obligation bonds and the rights to conversion shares for six ARG convertible share bonds in satisfaction of $60,000 of an April 30, 2012 interest payment due Rupes Futura AB on the Company’s outstanding $500,000 convertible debenture, and the sale of three ARG debt obligation bonds and three ARG convertible share bonds to an independent investor, we continue to hold 15 ARG debt obligation bonds and 75,000 shares of ARG common stock (issued following conversion of the 15 ARG convertible share bonds that we continued to hold).

Effective April 30, 2012 the Company and ARG entered into a management agreement whereby the Company will manage, lease, operate, maintain and repair the five properties for which it receives a management fee of ten percent of the monthly rent.

RESULTS OF OPERATIONS

Quarter Ended July 31, 2012 Compared to Quarter Ended July 31, 2011

During the quarter ended July 31, 2012, we incurred a net loss of $130,000 compared to a net loss of $110,000 for the quarter ended July 31, 2011. The increase in our loss for the quarter ended July 31, 2012 over the comparable period of the prior year is primarily due to an increase in advertising expense of $10,500, an increase in general and administrative expenses and an increase in compensation expense.  The increase in general and administrative expense is primarily attributable to the compensation of $29,000 to the Company’s Chief Executive Officer which is partially offset a decrease of  $8,500 in investor relations expense.  Compensation expense increased $7,000 from the previous comparable quarter as a result of the award of restricted stock units in the quarter ended July 31, 2012.  Various other general and administrative expenses fluctuated by smaller amounts resulting in a net overall increase of $27,900.  These increases were partially offset by a decrease in professional fees of $13,400 and a decrease in interest expense of $9,800.

Rental revenue has decreased in the quarter ended July 31, 2012 to approximately $8,300, from approximately $18,000 for the comparable period in 2011.  The Company now has three properties leased as of July 31, 2012 compared to seven for the comparable prior quarter end. Rental property operating costs have increased in the current quarter to approximately $20,500 from approximately $ 13,700 for the three months ended July 31, 2011.  The Company earned commissions, management fees and other  revenue of approximately $1,000, $1,600 and $4,800, respectively for the quarter ended July 31, 2012 as compared with $0 for the comparable period in 2011. Professional expenses continue to be significant due to the compliance cost associated with being a public company.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2012, we had total assets of $484,000, compared to total assets of $606,000 at April 30, 2012. The decrease in total assets was primarily due to the receipt of cash relating to the Company’s sale of properties which was a receivable on April 30, 2012 in the amount of $143,000 and to a $30,000 decrease in investments notes due to a sale of a portion of investment notes in the current quarter.  This decrease in receivable and investment notes was partially offset by an increase in properties under development of approximately $20,000 and an increase in cash of approximately $30,000 from April 30, 2012 to July 31, 2012.  At July 31, 2012, we had stockholders’ deficit of $139,000 compared to deficit of $16,000 as of April 30, 2012.  The increase in stockholders’ deficit was primarily due to net operating losses of $130,000 in the three month period ended July 31, 2012.

In the current quarter, the Company purchased one property and commenced renovation thereof, and continued to evaluate other properties and manage the current properties held.  All other properties held in the current quarter were leased.  Costs incurred in the renovation of the properties that enhance the value or extend the life of the properties were capitalized. The Company also incurred professional fees in implementing its business plan and preparing to sell properties in the future.  Leases have been executed on all properties held by the Company.

Rental property
Rental properties decreased to approximately $159,400 as of July 31, 2012, from $160,900 as of April 30, 2012 solely due to depreciation.  As of July 31, 2012, the Company has entered into leases on all renovated properties.  Lease terms range from month to month to twenty-four months with lease payments ranging from $950 - $1,400 per month.

Properties under development
Properties under development  increased to approximately $20,500 as of July 31, 2012, from $0 as of April 30, 2012. There was a purchase of one property in the three months ended July 31, 2012 and one property under lease has been sold subsequent to July 31, 2012.

Cash
Cash increased approximately $30,000 for the three months ended July 31, 2012.   The Company received $142,700 in proceeds from the sale of property and approximately $30,000 from the sale of investment notes.  The Company invested approximately $20,500 in properties, expended approximately $121,000 to fund operations, and repaid $1,100 on the note payable.

Note receivable -  rental property
The Company sold one property on land contract in the year ended April 30, 2011.  The remaining balance of the note receivable was approximately $75,500 as of July 31, 2012 down from approximately $75,600 as of April 30, 2012.

On July 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock at a fixed price of $0.01023 per share, in three tranches:  the Phase I tranche consisted of 5,767,350 shares of Common Stock, to be purchased by EIG on or before July 16, 2009; the Phase II tranche, of 43,108,504 shares, to be purchased by EIG on or before December 31, 2009; and the Phase III tranche, of  48,875,855 shares of Common Stock, to be purchased by EIG on or before July 16, 2010..  As of July 31, 2012 all of the Phase I and Phase II shares, and 39,100,684 shares of the Phase III tranche, have been purchased, and there is a remaining balance of $100,000 payable to complete payment of the Phase II purchase price.  Under a December 1, 2009, Amendment to the Subscription Agreement, EIG pays a penalty interest rate of 13.5% per annum on the unpaid balance as of the final purchase date of the Phase III shares from that date to the date the shares are purchased.

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

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the discussion of the Company’s accounting policies included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012. We consider the following accounting policies to be the most critical going forward:

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

PROGREEN PROPERTIES, INC.

BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

Dated: September  19, 2012

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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