Form 10-Q
period 2012-10-31
ProGreen Properties, Inc.
filed 2012-12-14
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012
OR
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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 104,329,703 as of December 13, 2012.

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

The results of operations for the six months ended October 31, 2012 and 2011 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.
Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2012	2012
Assets	(Unaudited)

Rental property, net of accumulated depreciation of $8,215 and $10,645	$113,782	$160,852
Cash	70,704	12,984
Accounts receivable	5,682	-
Accrued interest receivable	2,250	-
Receivable - sale of properties	45,000	142,654
Note receivable - ARG	75,000	180,000
Investment - non-marketable securities	75,000	-
Note receivable - rental property	9,233	75,603
Prepaid expenses	3,594	6,840
Deposits	6,000	5,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $11,367 and $6,605	58,375	22,235
Total assets	$464,620	$606,168

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	$89,363	$69,435
Accrued interest	74,260	40,211
Payable under management agreement	-	4,030
Note payable	49,662	14,630
Tenant deposits	12,899	11,374
Convertible debenture payable to related party, net of unamortized discount of $14,548and $17,491	485,452	482,509
Total liabilities	711,636	622,189
Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 104,329,703 outstanding at October 31, 2012;
250,000,000 shares authorized and 104,329,703 outstanding at April 30, 2012;	10,433	10,433
Common stock, $.0001 par value, 9,775,171 subscribed not issued	978	978
Additional paid in capital	3,032,160	3,007,854
Less: amount due from related party subscriber under subscription agreement	(130,995)	(124,189)
Accumulated deficit	(3,159,591)	(2,911,097)
Total stockholders' deficit	(247,015)	(16,021)
Total liabilities and stockholders' (deficit) equity	$464,620	$606,168

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Revenues:
Condominium sales	$105,000	$90,000	$105,000	$90,000
Rental revenue	9,450	24,410	17,780	42,410
Commission revenue	-	9,765	1,000	9,765
Management fee revenue	2,941	-	4,561	-
Other income	100	-	4,900	-
Total Revenue	$117,491	$124,175	$133,241	$142,175
Expenses:
Cost of property sales	65,048	90,903	65,048	90,903
Rental property operating costs	4,602	8,073	25,071	16,299
Advertising	11,858	6,714	22,387	6,046
Depreciation	4,431	5,341	7,245	9,611
Compensation Expense	10,500	-	17,500	-
General & administrative	61,461	32,972	122,874	71,684
Other expenses	468	-	1,484	-
Professional fees	61,380	56,243	88,209	130,088
Total operating expenses	$219,748	$200,246	$349,818	$324,631

Operating loss	(102,257)	(76,071)	(216,577)	(182,456)
Other expenses and income:
Interest expense	(18,813)	(28,685)	(37,582)	(57,167)
Interest income	2,779	1,712	5,665	3,427
Loss before income tax expense	$(118,291)	$(103,044)	$(248,494)	$(236,196)
Deferred income tax expense	-	-	-	-
Net Loss	$(118,291)	$(103,044)	$(248,494)	$(236,196)
Net loss per share - basic	$-	$-	$-	$-
Weighted Average Shares Outstanding - basic	104,329,703	104,294,920	104,329,703	104,294,920
Net loss per share - diluted	$-	$-	$-	$-
Weighted Average shares outstanding - fully diluted	114,104,874	114,104,874	114,104,874	114,070,091

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties
Condensed Consolidated Statement of Stockholders' (Deficit)/Equity
(UNAUDITED)

	Number of				Amount Due
	Shares		Common	Additional	Under		Net
	Issued and	Common	Stock	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	(Deficit) Equity

Balance at April 30, 2011	103,929,703	$10,393	$978	$2,986,358	$(110,653)	$(2,680,133)	$206,943

Stock issued under LeadDog agreement	400,000	40		7,960			8,000
Amount due from subscriber under subscription agreement				13,536	(13,536)
Net loss						(230,964)	(230,964)
Balance at April 30, 2012	104,329,703	$10,433	$978	$3,007,854	$(124,189)	$(2,911,097)	$(16,021)

Amount due from subscriber under subscription agreement				6,806	(6,806)
Amount due under restricted stock unit agreement				17,500			17,500
Net loss						(248,494)	(248,494)
Balance at October 31, 2012	104,329,703	$10,433	$978	$3,032,160	$(130,995)	$(3,159,590)	$(247,015)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	October 31,
	2012	2011
Cash used in operating activities
Net loss	$(248,494)	$(236,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	17,500	-
Depreciation and amortization	7,245	9,611
Loss(gain) on sale of properties	(39,952)	903
Amortization of discounts on debenture to related party	2,943	22,723
Investor relations expense	-	10,000
Commitment fee	-	8,000
Acquisition and development of properties	(20,460)	(17,961)
Proceeds from sale of properties	193,419	90,000
Changes in operating assets and liabilities:
Accounts receivable	(5,682)	350
Accrued interest receivable	(2,250)	-
Note receivable	75,603	271
Prepaid expenses	3,246	(3,805)
Deposits	(1,000)	1,000
Accounts payable and accrued expenses	55,502	22,656
Payable under management agreement	(4,030)	-
Cash provided by (used in) operating activities	33,590	(92,448)

Cash provided by (used in) investing activities

Purchase of vehicles, furniture and equipment	(40,902)	-
Proceeds from sale of investment notes	30,000	-
Cash provided by (used in) investing activities	(10,902)	-

Cash provided by (used in) financing activities
Proceeds from note payable	40,902	-
Repayments of note payable	(5,870)	(2,363)
Cash provided by (used in) financing activities	35,032	(2,363)

Net change in cash	57,720	(94,811)

Cash at beginning of period	12,984	157,707
Cash at end of period	$70,704	$62,896
Supplemental information:
Non-cash Transaction: issuance of stock as commitment fee	$-	$8,000
Cash paid for interest	$590	$418
Cash paid for income taxes	$-	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three and six month periods ended October 31, 2012, are not necessarily indicative of the results that may be expected for the year ending April 30, 2013.    For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012.

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

In December 2009, ProGreen Realty LLC (“ProGreen Realty”) was formed as a wholly owned subsidiary of the Company. ProGreen Realty is the real estate broker for the Company and facilitates the acquisition of real properties. All assets, liabilities, revenues and expenses are included in the financial statements of the Company.

On October 31, 2011 ProGreen Properties Management LLC (“ProGreen  Management”) was formed as a wholly owned subsidiary of the Company which manages the Company owned properties as well as certain of the sold properties under management agreements. All assets, liabilities, revenues and expenses are included in the financial statements of the Company.

These investment properties are marketed exclusively by ProGreen Realty and managed by ProGreen Management, another wholly owned subsidiary. In addition to ProGreen Realty, the Company has established separate LLCs for each of the three properties owned. The Company is the sole member of each LLC.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

Note 1. Financial Statement Presentation (continued)

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended October 31, 2012, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, as the Company continues to incur losses from operations.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the prior fiscal year, the Company used approximately $214,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year. As of October 31, 2012, the Company has approximately $71,000 in cash and a working arrangement with American Residential Gap ApS, which will provide liquidity.

The Company has recently financed its operations through sales of its properties and through a sale of a portion of its investment notes and securities. The Company does not expect to receive revenues to cover its costs of property acquisitions in the near future and will require external financing to continue acquisitions and sales of properties. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

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
OCTOBER 31, 2012

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

Property sales revenue recognition
Condominium sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer's financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, "Property, Plant, and Equipment - Real Estate Sales" ("ASC 360-20"), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. There were no such deferred amounts at either October 31, 2012 or April 30, 2012.

Rental revenue recognition
Real estate properties are leased under operating leases with terms of twelve to twenty-four months. Rental income from these leases is recognized on a straight-line basis over the term of each lease.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

Note 1. Financial Statement Presentation (continued)

Advertising costs
Advertising costs are expensed as incurred. Total advertising expenditures for the six months ended October 31, 2012 and 2011 were $22,387 and $6,046, respectively.

Tenant deposits
The Company requires tenants to pay a deposit at the beginning of each lease. This deposit may be used for unpaid lease obligations or repair of damages based on the Company’s determination. If the tenant has not defaulted on the lease, the Company will return the deposit to the tenant at the end of the lease.

Deferred revenue
The Company may require tenants to prepay rent. The prepaid rent is amortized over the term of the lease using the straight-line method. Deferred revenue is $0 at October 31, 2012 and April 30, 2012.

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

Recent Accounting Pronouncements
In July 2012 the FASB issued ASU No. 2012-02 “ Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” The amendment permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

Note 2. Property and Equipment

Major classifications of property and equipment at October 31, 2012, and April 30, 2012 are summarized as follows:

The Company owned two and three condominiums as of October 31, 2012 and April 30, 2012, respectively.

	October 31, 2012	April 30, 2012
Condominiums – rental properties	$121,997	$171,497
Less: accumulated depreciation	(8,215)	(10,645)
Rental properties, net of accumulated depreciation	$113,782	$160,852
Properties under development	$-	$-

	October 31, 2012	April 30, 2012
Vehicles	$63,252	$22,350
Furniture	3,563	3,563
Office equipment	2,927	2,927
Total vehicles, furniture and equipment	69,742	28,840
Less: accumulated depreciation	(11,367)	(6,605)
Net carrying amount	$58,375	$22,235

Note 3.  Residential Leases

As of October 31, 2012, the Company has entered into leases on two renovated properties.  Lease terms range from twelve to twenty-four months with lease payments ranging from $1,200 - $1,400 per month.   Below are the future minimum rental payments related to these leases are as follows:

Rental
Year ending April 30,	Amount
2013	$30,000
2014	15,200
$45,200

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

Note 4. Receivable - Sale of Properties

On October 31, 2012 Company sold 100% of its membership interest in one Michigan limited liability company, which held title to a property, to American Residential GAP, LLC (“ARG US”) pursuant to a Membership Interest Purchase Agreement, dated October 31, 2012 (the “Agreement”), between the Company and ARG US.  The purchase price for the property was $45,000 which is recorded as a receivable as of October 31, 2012. In November 2012 the Company collected the $45,000 in cash.

On October 31, 2012 the Company and ARG US entered into a management agreement whereby the Company will manage, lease, operate, maintain and repair the property for which it receives a management fee of ten percent of the monthly rent. The Company has guaranteed rents, in accordance with the terms of each lease, through October 31, 2013. No reserve for the guarantee has been recorded as management believes the likelihood is remote that material amounts will be required under this guarantee.

On April 30, 2102 the Company sold 100% of its membership interest in five Michigan limited liability companies, which each held title to a property, to ARG US  pursuant to a Membership Interest Purchase Agreement, dated as of April 30, 2012 (the “April Agreement”), between the Company and ARG US. The purchase price for the five properties was $384,000, of which $144,000 (gross contract amount) was paid in cash and the balance of $240,000 is evidenced by 48 ARG corporate bonds (as so termed under ARG’s corporate documents) with a nominal value of $5,000 per bond (See Notes 5 and 6).  The cash portion was recorded as a receivable in the amount of $142,654 (net of settlement) as of April 30, 2012. In May 2012 the cash was received thus the receivable relating to the cash portion of the sale is $0 at October 31, 2012.

Effective April 30, 2012 the Company and ARG US entered into a management agreement whereby the Company will manage, lease, operate, maintain and repair the five properties for which it receives a management fee of ten percent of the monthly rent. The Company has guaranteed rents, in accordance with the terms of each lease, through April 30, 2013. No reserve for the guarantee has been recorded as management believes the likelihood is remote that material amounts will be required under this guarantee.

Note 5.  Note Receivable – ARG

In connection with the April 2012 sale of properties discussed in Note 4, the $240,000 balance due under the sale was evidenced by 48 ARG corporate bonds (as so termed under ARG’s corporate documents) with a nominal value of $5,000 per bond (totaling $240,000).   Of the 48 ARG bonds, 24 were ARG debt obligations (“ARG debt obligation bonds”) in the principal amount of $5,000 each, totaling $120,000, due in five years and bearing interest at the rate of 6% per annum, receivable quarterly commencing December 31, 2012.  The remaining 24 ARG bonds were convertible into shares of ARG common stock, each bond being convertible into 5,000 shares of ARG common stock with a market value of $1.00 each (“ARG convertible share bonds”), totaling $120,000. As of April 30, 2012 the Company transferred six ARG debt obligation bonds in the amount of $30,000 and the rights to conversion shares for six ARG convertible share bonds in the amount of $30,000 in satisfaction of $60,000 of an April 30, 2012 interest payment due Rupes Futura AB on the Company’s outstanding $500,000 convertible debenture (see Note 9), resulting in a Note Receivable - ARG balance $180,000 at April 30, 2012.

In June 2012 the Company sold three ARG debt obligation bonds in the amount of $15,000 and three ARG convertible share bonds (which were converted to converted to shares of ARG common stock at ARG’s annual general meeting held on June 29, 2012) in the amount of $15,000 to an independent investor totaling $30,000.

At October 31, 2012, the Company continues to hold 15 of the ARG debt obligation bonds recorded as Note Receivable – ARG in the amount of $75,000 and 75,000 shares of ARG common stock recorded as Investment –non-marketable securities in the amount of $75,000 (see Note 6).

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

Note 6. Investment - Non-marketable Securities

At October 31, 2012 the Company held 75,000 shares of ARG common stock with a total cost, which approximates fair value, of $75,000 – (See Note 5).

Note 7. Note receivable - rental property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $9,233 as of October 31, 2012.  The note is due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum.

The Company sold one property on land contract in the year ended April 30, 2011.  The remaining balance of the note receivable was $0 as of October 31, 2012 down from approximately $75,600 as of April 30, 2012.

Note 8.  Fair Value Measurement

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

As of October 31, 2012, the Company held certain financial instruments that are measured at cost on a recurring basis.  These consisted of a note receivable from ARG of $75,000 and  non-marketable securities of $75,000. The cost of the non-marketable securities and note receivable from ARG approximate their fair value and are categorized as Level 3.

Note 9. Related Party Secured Convertible Debenture Agreement

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

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

Note 9. Related Party Secured Convertible Debenture Agreement (continued)

Interest is payable at an annual rate of 13.5%, payable annually in arrears in shares of Common Stock of the Company, valued at the Conversion Price (defined below) as of the due date of the interest payment or the Company, at its sole option, may elect to pay any interest payment on the Debenture in cash, such cash interest payment to be payable no later than one hundred eighty (180) days from the original interest payment due date. The Debenture is convertible in whole or in part into Common Stock at the option of RF at the Conversion Price at any time following the date that is two years from the Closing Date. If RF elects to convert any unpaid principal amount of the Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture. The conversion feature has intrinsic value of $75,000 that is recorded as debt discount and amortized over two years, the required holding period for RF, using the effective interest method. The effective interest rate on the Debenture as a result of the debt discounts noted above was 15.19% and 24.37 % which resulted in interest expense of $37,582 and $57,167 for the six months ended October 31, 2012 and 2011, respectively.

As of April 30, 2012, the Company transferred six ARG debt obligation bonds and the rights to the conversion shares for six ARG convertible share bonds to RF in satisfaction of $60,000 of the $67,500 annual interest payment due RF under the terms of the Company’s outstanding $500,000 debenture held by RF.   As of October 31, 2012, the Company had not paid the $7,500 balance owing of the annual interest payment, which default has been waived by RF. (See Note 5)

Note 10.  Related Party Subscription Agreement

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

As of October 31, 2012 all of the Phase I and Phase II shares have been purchased and 39,100,684 shares of the Phase III tranche.

As of October 31, 2012 the remainder of the Phase III purchase price and the applicable interest has been included in stockholders’ equity as amount due from subscriber under subscription agreement. The remaining balance of $100,000 and related interest have not been received prior to the issuance of the financial statements.

ProGreen Properties, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

Note 11. Corporate Lease Agreement

On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company does not have a lease payment for the first 9 months of the lease agreement, and subsequent payments are as follows:

Rental
Year ending April 30,	Amount
2013	$21,518
2014	28,714
2015	28,965
2016	12,069
$91,266

In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the October 31, 2012 balance sheet.

The Company recorded $12,073 rental expense as a result of the lease for each of the six months ended October 31, 2012 and 2011.

Note 12. Payable Under Management Agreement

ProGreenManagement has entered into management agreements with certain property owners to manage rental properties and under the terms of the agreements ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At October 31, 2012 and April 30, 2012 net rent amounts due totaled $ 0 and $4,030, respectively.

Note 13. Note Payable

The Company has a note payable of $12,348 and $14,630 outstanding as of October 31, 2012 and April 30, 2012, respectively, which bears a fixed rate of interest of 6.99% and provides for monthly payments of $463 through March 2015.

The Company has a note payable of $37,314 and $0 outstanding as of October 31, 2012 and April 30, 2012, respectively, which bears a fixed rate of interest of 2.90% and provides for monthly payments of $679 through October 2017.

Note 14.  Income Taxes

The Company has not recorded any income tax benefit for the six months ended October 31, 2012 and 2011.  The Company has recorded an income tax valuation allowance equal to the benefit of its income tax carry forward because of the uncertainty relating to the Company’s ability to utilize the Net Operating Loss carry forward.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

Note 15.  Loss per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable under the subscription agreement.

Losses per share have been computed based on the following:

	Six months ended October 31,	Six months ended October 31,
	2012	2011
Net loss	$(248,494)	(236,196)
Average number of common shares outstanding used to calculate basic loss per share	104,329,703	104,294,920
Effect of dilutive subscribed shares	9,775,171	9,775,171
Average number of common shares outstanding used to calculate diluted earnings per share	114,104,874	114,070,091

Note 16. Commitments

The Company has no pending offers to purchase additional properties as of October 31, 2012.

Note 17. Amendments to Certificate of Incorporation

Increase in Authorized Common Stock
In October 8, 2009, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000, par value $.01 per share to 250,000,000, par value $.0001 per share.

The amendments to the Company’s Certificate of Incorporation that were so approved also authorized a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and authorize the Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors.  As of October 31, 2012, no shares of preferred stock were issued and outstanding.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2012

Note 18. Restricted Stock Units

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

The RSUs were awarded pursuant to restricted stock units agreements (“RSU Agreement”), which provide for a period of five years from the date of the award during which, once vesting conditions are satisfied, that the shares of our common stock underlying the RSU at the option of the holder of the RSU can be released. The vesting conditions set forth in the three RSU Agreements approved June 1, 2012 are as follows: The interest of the holder of the RSU’s pursuant to a RSU Agreement shall become non-forfeitable or vested in 1/3 increments on the later of (i) the first, second and third anniversary dates of the grant of the award, and (ii) the trading price of our common stock for a period of twenty days having equaled or exceeded $0.15 per share for the first annual vesting date, $0.25 per share for the second annual vesting date, and $0.35 per share for the third annual vesting date.   As of October 31, 2012 compensation expense of $17,500 was recorded as follows:

Number of restricted stock units issued on June 1, 2012	4,200,000
Stock price on grant date	$0.03
Vesting Period	3 years
Estimated fair value at date of issuance	$126,000
June 1, 2012 through October 31, 2012 Compensation Expense	$17,500

Note 19. Subsequent Events

Subsequent to October 31, 2012 the Company has retained a new Controller to whom 600,000 RSUs have been issued as part of his initial remuneration package.

Management has evaluated subsequent events through December 13, 2012 the date on which the financial statements were available to be issued.

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

Sale of Properties to American Residential Gap ApS

In the first quarter of fiscal 2013 we entered into our first working agreement with a European group through American Residential Gap LLC (ARG US). ARG US is a wholly-owned subsidiary of American Residential Gap ApS (ARG), a newly formed property investment company that has been set up in Denmark by a number of Scandinavian investors. ARG’s business plan is to acquire income producing residential properties in the US. Under the terms of the working agreement, we will sell income producing properties to ARG. The properties will have been initially been purchased, refurbished and leased to suitable tenants by ProGreen, yielding a stipulated minimum return on investment. All properties sold will continue to be managed by ProGreen.  We have also agreed with ARG that they will be financing properties for ProGreen during the process of refurbishment and leasing, prior to the properties being sold to ARG as income producing investment properties.

On October 31, 2012 we sold 100% of its membership interest in one Michigan limited liability company, which held title to a property, to American Residential GAP, LLC (“ARG US”) pursuant to a Membership Interest Purchase Agreement, dated October 31, 2012 (the “Agreement”), between the Company and ARG US.  The purchase price for the property was $45,000 which is recorded as a receivable as of October 31, 2012. In November 2012 the Company collected the $45,000 in cash.

We completed the first sale of five properties to ARG on April 30, 2012. The purchase price for the five properties was $384,000, of which $144,000 (gross contract amount) was paid in cash and the balance of $240,000 was evidenced by 48 ARG corporate bonds (as so termed under ARG’s corporate documents) with a nominal value of $5,000 per bond.  The cash portion was recorded as a receivable in the amount of $142,654 (net of settlement) as of April 30, 2012. In May 2012 the cash was received thus the receivable relating to the cash portion of the sale is $0 at October 31, 2012.

In connection with the April 2012 sale of properties discussed in the previous paragraph, the $240,000 balance due under the sale was evidenced by 48 ARG corporate bonds (as so termed under ARG’s corporate documents) with a nominal value of $5,000 per bond (totaling $240,000).   Of the 48 ARG bonds, 24 were ARG debt obligations (“ARG debt obligation bonds”) in the principal amount of $5,000 each, totaling $120,000, due in five years and bearing interest at the rate of 6% per annum, receivable quarterly commencing December 31, 2012.  The remaining 24 ARG bonds were convertible into shares of ARG common stock, each bond being convertible into 5,000 shares of ARG common stock with a market value of $1.00 each (“ARG convertible share bonds”), totaling $120,000. As of April 30, 2012 the Company transferred six ARG debt obligation bonds in the amount of $30,000 and the rights to conversion shares for six ARG convertible share bonds in the amount of $30,000 in satisfaction of $60,000 of an April 30, 2012 interest payment due Rupes Futura AB on the Company’s outstanding $500,000 convertible debenture resulting in a Note Receivable - ARG balance $180,000 at April 30, 2012.

During the six month period ended October 31, 2012 the Company sold three ARG debt obligation bonds in the amount of $15,000 and three ARG convertible share bonds (which were converted to converted to shares of ARG common stock at ARG’s annual general meeting held on June 29, 2012) in the amount of $15,000 to an independent investor totaling $30,000.

At October 31, 2012, the Company continues to hold 15 of the ARG debt obligation bonds recorded as Note Receivable – ARG in the amount of $75,000 and 75,000 shares of ARG common stock recorded as Investment –non-marketable securities in the amount of $75,000.

The Company and ARG entered into a management agreements whereby the Company will manage, lease, operate, maintain and repair the above six properties for which it receives a management fee of ten percent of the monthly rent.

RESULTS OF OPERATIONS

Six Months Ended October 31, 2012 Compared to Six Months Ended October 31, 2011

During the six months ended October 31, 2012, we incurred a net loss from continuing operations of $248,494 compared to a loss of $236,200 for the six months ended October 31, 2011. The increase in our loss from continuing operations for the six months ended October 31, 2012 over the comparable period of the prior year is due to a decrease in revenue of $8,935, offset by the changes in expenses.  Revenue increased due to an increase in proceeds from the sale of condominiums of $15,000, net of a decrease in the related cost of the properties of $25,855, resulting in gain on sale of properties from a loss of $903 to a gain of $39,952.  In the first six months of the current period the Company sold two properties compared to one sale in the same period of the prior year.  Revenue from the proceeds from the sale of condominiums was offset by a decrease in rental revenue of $24,630.  Rental revenue decreased because the number of rental units has decreased to two properties at October, 31, 2012 as properties were sold and no new properties have been purchased.  Commission revenue decreased from $9,765 to $ 1,000 in the six months ended October 31, 2012 compared to the six months ended October 31, 2011 because only one property was purchased generating commission income. The Company earned management fees and other revenue of approximately $4,561 and $4,900, respectively for the six months ended October 31, 2012 as compared with $0 for the comparable period in 2011. This increase is the result of the management agreements the Company has entered into to manage some of the sold properties and fees charged to upgrade sold properties.

There have been increases in certain expenses in the six months ended October 31, 2012 compared to the six months ended October 31, 2011as follows: rental property operating costs increased $8,722 due to improvement and maintenance on 8 Mile as well as on Country Way and Lasher; advertising increased $16,341; and compensation expense increased $17,500 from the comparable period as a result of the award of restricted stock units in the two quarters ended October 31, 2012.  General and administrative expenses increased $51,190 mainly due to the Company President’s salary of $48,000 as compared to $0 for the comparable period of the prior year.  The increases in expenses were partially offset by a $41,879 decrease in professional fees attributable to an increase in professional fees and legal fees of $22,124 offset by a decrease in consulting and investing fees of $62,500, mainly due to the Company President’s consulting fee of $48,000 in the prior period.  In addition, interest expense decreased $19,585 due to the discount on the conversion feature of the debenture being fully amortized at April 30, 2012. Such amortization of discount resulted in interest expense of $20,131 for the six months ended October 31, 2011 and $0 for the current six month period.

Professional expenses continue to be significant due to the compliance cost associated with being a public company.

Quarter Ended October 31, 2012 Compared to Quarter Ended October 31, 2011

During the quarter ended October 31, 2012, we incurred a net loss of $118,000 compared to a net loss of $103,000 for the quarter ended October 31, 2011. The increase in our loss from continuing operations for the three months ended October 31, 2012 over the comparable period of the prior year is due to a decrease in revenue of $6,684 offset by the changes in expenses.  Revenue increased due to an increase in proceeds from the sale of condominiums of $15,000 net of a decrease in the related cost of the properties of $25,855, resulting in gain on sale of properties from a loss of $903 to a gain of $39,952.  In the second quarter of the current period the Company sold two properties compared to one sale in the same period of the prior year.  Revenue from the proceeds from the sale of condominiums was offset by a decrease in rental revenue of $14,960.  Rental revenue decreased because the number of rental units has decreased to two properties at October, 31, 2012 compared to seven properties in the comparable period ended October 31, 2011.  Commission revenue decreased from $9,765 to $0 in the three months ended October 31, 2012 as compared to three months ended October 31, 2011, as there were no properties purchased in the current quarter.  The Company earned management fees of approximately $2,941 for the three months ended October 31, 2012 as compared with $0 for the comparable period in 2011. This increase is the result of the management agreements the Company has entered into to manage some of the sold properties.

There have been fluctuations in certain expenses in the three months ended October 31, 2012 as compared to the three months ended October 31, 2011. Rental property operating costs decreased $3,471 due to a decrease in the number of rental properties. Advertising increased $5,144. Compensation expense increased $10,500 from the comparable period as a result of the award of restricted stock units in the second quarter ended October 31, 2012.

General and administrative fees increased $28,489 for the quarter ended October 31, 2012 as compared to the same period of the prior year mainly due to a salary of $24,000 to the Company’s President.

The increases in expenses were offset by a $9,872 decrease in interest expense due to the discount on the conversion feature of the debenture being fully amortized at April 30, 2012. Such amortization of discount resulted in interest expense of $10,065 for the three months ended October, 31, 2011 and $0 for the current three month period.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2012, we had total assets of $465,000, compared to total assets of $606,000 at April 30, 2012. The decrease in total assets was primarily due to the receipt of cash relating to the Company’s sale of properties which was a receivable on April 30, 2012 in the amount of $143,000 partially offset by an increase of $45,000 in receivable relating to a current quarter sale of a property.  Investments notes decreased $30,000 due to a sale of a portion of investment notes in the first quarter.  Rental properties decreased $47,070 due to the sale of a completed property in the current quarter. Note receivable rental property decreased $66,000 due to the receipt in full of $75,603 relating to a land contract on a prior year sale of property which was offset by a note receivable relating to the sale of property under development in the current quarter. The Company financed a portion of the sale, and the balance of note receivable is $9,233 as of October 31, 2012.

Cash increased $57,700 from April 30, 2012 to October 31, 2012.  At October 31, 2012, we had stockholders’ deficit of $247,000 compared to deficit of $16,000 as of April 30, 2012.  The increase in stockholders’ deficit was primarily due to net operating losses of $249,000 in the six month period ended October 31, 2012.

Rental property

Rental properties decreased to approximately $114,000 as of October 31, 2012, from $160,900 as of April 30, 2012 due to the sale of one completed rental property.  As of October 31, 2012, the Company has entered into leases on all renovated properties.  Lease terms range from twelve to twenty-four months with lease payments ranging from $1,200 - $1,400 per month.

Properties under development

Properties under development remains unchanged as of October 31, 2012 from April 30, 2012; however, one property in the amount of $20,460 was developed and sold in the first six months of fiscal 2013.

Cash

Cash increased approximately $57,700 for the six months ended October 31, 2012.   The Company received $193,400 in proceeds from the sale of property and approximately $30,000 from the sale of investment notes.  The Company invested approximately $20,500 in properties, expended approximately $139,400 to fund operations and repaid $5,900 on notes payable.

Note receivable - rental property

On August 21, 2012 the Company sold one property with a sales price of $60,000, of which $10,000 was financed by the Company, which is recorded as a note receivable with a balance of $9,233 as of October 31, 2012.  The note is due August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum.

The Company sold one property on land contract in the year ended April 30, 2011.  The remaining balance of the note receivable was $0 as of October 31, 2012 down from approximately $75,600 as of April 30, 2012.

Related Party Subscription Agreement

On July 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock at a fixed price of $0.01023 per share, in three tranches:  the Phase I tranche consisted of 5,767,350 shares of Common Stock, to be purchased by EIG on or before July 16, 2009; the Phase II tranche, of 43,108,504 shares, to be purchased by EIG on or before December 31, 2009; and the Phase III tranche, of  48,875,855 shares of Common Stock, to be purchased by EIG on or before July 16, 2010.  As of October 31, 2012 all of the Phase I and Phase II shares, and 39,100,684 shares of the Phase III tranche, have been purchased, and there is a remaining balance of $100,000 payable to complete payment of the Phase II purchase price.  Under a December 1, 2009, Amendment to the Subscription Agreement, EIG pays a penalty interest rate of 13.5% per annum on the unpaid balance as of the final purchase date of the Phase III shares from that date to the date the shares are purchased.

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

ITEM 4.       CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGREEN PROPERTIES, INC.

BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

Dated: December 14, 2012

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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