Form 10-Q
period 2013-01-31
ProGreen Properties, Inc.
filed 2013-03-18
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 104,329,703 as of March 14, 2013.

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

The results of operations for the nine months ended January 31, 2013 and 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.
Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2013	2012
Assets	(Unaudited)

Rental property, net accumulated depreciation of $4,563 and $10,645	$118,765	$160,852
Cash	66,855	12,984
Accounts receivable	6,557	-
Accrued interest receivable	1,245	-
Receivable - sale of properties	-	142,654
Investment - non-marketable securities	51,000	-
Note receivable - ARG	9,000	180,000
Note receivable - rental property	8,064	75,603
Prepaid expenses	1,423	6,840
Deposits	5,000	5,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $14,765 and $6,605	54,977	22,235
Total assets	$322,886	$606,168

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	$69,295	$69,435
Accrued interest	-	40,211
Payable under management agreement	10,403	4,030
Note payable	46,683	14,630
Tenant deposits	11,137	11,374
Convertible debenture payable to related party, net of unamortized discount of $13,066 and $17,491	486,934	482,509
Total liabilities	624,452	622,189
Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 104,329,703 outstanding at January 31, 2013;
250,000,000 shares authorized and 104,329,703 outstanding at April 30, 2012;	10,433	10,433
Common stock, $.0001 par value, 9,775,171 subscribed not issued	978	978
Additional paid in capital	3,046,813	3,007,854
Less: amount due from related party subscriber under subscription agreement	(134,398)	(124,189)
Accumulated deficit	(3,225,392)	(2,911,097)
Total stockholders' deficit	(301,566)	(16,021)
Total liabilities and stockholders' (deficit) equity	$322,886	$606,168

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Revenues:
Condominium sales	$95,000	$-	$200,000	$90,000
Rental revenue	7,861	24,025	25,641	66,435
Commissions revenue	1,305	14,200	2,305	23,965
Management fee revenue	2,977	-	7,538	-
Other income	100	-	5,000	-
Total Revenue	$107,243	$38,225	$240,484	$180,400
Expenses:
Cost of property sales	43,145	-	108,193	90,903
Rental property operating costs	9,603	9,855	34,674	26,154
Advertising	10,931	5,034	33,318	11,080
Depreciation	4,431	5,820	11,676	15,431
Compensation Expense	11,250	-	28,750	-
General & administrative	56,158	32,410	179,032	104,094
Other expenses	-	-	1,484	-
Professional fees	18,812	32,507	107,021	162,595
Total operating expenses	$154,330	$85,626	$504,148	$410,257

Operating loss	(47,087)	(47,401)	(263,664)	(229,857)
Other expenses and income:
Interest expense	(19,933)	(19,323)	(57,515)	(76,490)
Interest income	1,219	1,707	6,884	5,134
Loss before income tax expense	$(65,801)	$(65,017)	$(314,295)	$(301,213)
Deferred income tax expense	-	-	-	-
Net Loss	$(65,801)	$(65,017)	$(314,295)	$(301,213)
Net loss per share - basic	$-	$-	$-	$-
Weighted Average Shares Outstanding - basic	103,195,684	104,329,703	104,329,703	104,306,515
Net loss per share - diluted	$-	$-	$-	$-
Weighted Average shares outstanding - fully diluted	114,104,874	114,104,874	114,104,874	114,081,686

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties
Condensed Consolidated Statement of Stockholders' (Deficit)/Equity
(UNAUDITED)

	Number of				Amount Due
	Shares		Common	Additional	Under		Net
	Issued and	Common	Stock	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Subscribed	Capital	Agreement	Deficit	(Deficit) Equity

Balance at April 30, 2011	103,929,703	$10,393	$978	$2,986,358	$(110,653)	$(2,680,133)	$206,943

Stock issued under LeadDog agreement	400,000	40		7,960			8,000
Amount due from subscriber under subscription agreement				13,536	(13,536)
Net loss						(230,964)	(230,964)
Balance at April 30, 2012	104,329,703	$10,433	$978	$3,007,854	$(124,189)	$(2,911,097)	$(16,021)

Amount due from subscriber under subscription agreement				10,209	(10,209)
Amount due under restricted stock unit agreement				28,750			28,750
Net loss						(314,295)	(314,295)
Balance at January 31, 2013	104,329,703	$10,433	$978	$3,046,813	$(134,398)	$(3,225,392)	$(301,566)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	January 31,
	2013	2012
Cash used in operating activities
Net loss	$(314,295)	$(301,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	28,750	-
Depreciation and amortization	11,676	15,431
(Gain) Loss on sale of properties	(91,807)	903
Interest expense on debenture to related party	51,589
Amortization of discounts on debenture to related party	4,425	24,743
Investor relations expense	-	10,000
Acquisition and development of properties	(68,622)	(17,961)
Proceeds from sale of properties	318,590	90,000
Commitment fee	-	8,000
Changes in operating assets and liabilities:
Accounts receivable	(6,557)	-
Accrued interest receivable	(3,045)	-
Note receivable	75,603	412
Prepaid expenses	5,417	(2,332)
Deposits	-	1,000
Accounts payable and accrued expenses	14,623	50,738
Payable under management agreement	6,373	-
Cash provided by (used in) operating activities	32,720	(120,279)

Cash provided by (used in) investing activities
Purchase of vehicles, furniture and equipment	(40,902)	-
Proceeds from sale of investment notes	30,000	-
Cash (used in) investing activities	(10,902)	-

Cash provided by financing activities
Proceeds from note payable	40,902	-
Repayments of note payable	(8,849)	(3,463)
Cash provided by (used in) financing activities	32,053	(3,463)

Net change in cash	53,871	(123,742)

Cash at beginning of period	12,984	157,707
Cash at end of period	$66,855	$33,965
Supplemental information:

Non-cash Transaction: Sale of investment in payment of debenture interest	$91,800	$-
Non-cash Transaction: Payment from accumulated rent due	$16,000	$-
Non-cash Transaction: issuance of stock as commitment fee	$-	$8,000
Cash paid for interest	$590	$706
Cash paid for income taxes	$-	$-

Cash paid for income taxes	$-	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three and nine month periods ended January 31, 2013, are not necessarily indicative of the results that may be expected for the year ending April 30, 2013.    For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012.

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

These investment properties are marketed exclusively by ProGreen Realty and managed by ProGreen Management. In addition to ProGreen Realty, the Company has established separate LLCs for each of the properties owned. The Company is the sole member of each LLC.

ProGreen Properties, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

Note 1. Financial Statement Presentation (continued)

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended January 31, 2013, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009. Management recognizes that the Company’s continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, as the Company continues to incur losses from operations.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the prior fiscal year, the Company used approximately $214,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year. As of January 31, 2013, the Company has approximately $67,000 in cash and a working arrangement with American Residential Gap ApS, which will provide liquidity.

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
JANUARY 31, 2013

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

Depreciation is computed using the straight-line method over the estimated useful life of the property, as follows:

	Lives	Method
Condominium/Houses	27.5 years	Straight line
Furniture	10 years	Straight line
Equipment	5 years	Straight line
Vehicles	5 years	Straight line

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

Property sales revenue recognition
Condominium sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer's financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, "Property, Plant, and Equipment - Real Estate Sales" ("ASC 360-20"), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. There were no such deferred amounts at either January 31, 2013 or April 30, 2012.

Rental revenue recognition
Real estate properties are leased under operating leases with terms of month to month to twenty-four months. Rental income from these leases is recognized on a straight-line basis over the term of each lease.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

Note 1. Financial Statement Presentation (continued)

Advertising costs
Advertising costs are expensed as incurred. Total advertising expenditures for the nine months ended January 31, 2013 and 2012 were $33,300 and $11,100 respectively.

Tenant deposits
The Company requires tenants to pay a deposit at the beginning of each lease. This deposit may be used for unpaid lease obligations or repair of damages based on the Company’s determination. If the tenant has not defaulted on the lease, the Company will return the deposit to the tenant at the end of the lease.

Deferred revenue
The Company may require tenants to prepay rent. The prepaid rent is amortized over the term of the lease using the straight-line method. Deferred revenue is $0 at January 31, 2013 and April 30, 2012.

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

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

Note 2. Property and Equipment

Major classifications of property and equipment at January 31, 2013, and April 30, 2012 are summarized as follows:

The Company owned one condominium and one single-family house as of   January 31, 2013 and three condominiums as of and April 30, 2012.

	January 31, 2013	April 30, 2012
Condominiums – rental properties	$123,328	$171,497
Less: accumulated depreciation	(4,563)	(10,645)
Rental properties, net of accumulated depreciation	$118,765	$160,852
Properties under development	$-	$-

	January 31,	April 30,
	2013	2012
Vehicles	$63,252	$22,350
Furniture	3,563	3,563
Office equipment	2,927	2,927
Total vehicles, furniture and equipment	69,742	28,840
Less: accumulated depreciation	(14,765)	(6,605)
Net carrying amount	$54,977	$22,235

Note 3. Residential Leases

As of January 31, 2013, the Company has entered into a lease on one renovated property.  The lease term is twenty-four months with lease payments of $1,400 per month.   Below are the future minimum rental payments related to the lease:

Year ending April 30,	Rental Amount
2013	$16,800
2014	14,000
$30,800

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

Note 4. Receivable - Sale of Properties

On December 11, 2012 the Company sold 100% of its membership interest in one Michigan limited liability company, which held title to a property, to American Residential GAP, LLC (“ARG US”) pursuant to a Membership Interest Purchase Agreement, dated December 11, 2012 (the “Agreement”), between the Company and ARG US.  The purchase price for the property was $95,000 of which $49,000 was received in cash on the closing date, $16,000 was paid from funds accumulated from rents held by ProGreen Property Management LLC on behalf of ARG US and $30,000 plus interest at the rate of 9% per annum which was to be paid on or before June 30, 2013 as stated in a Promissory Note.  The Promissory Note and related interest were paid in full on January 15, 2013  thus the receivable relating to this sale is $0 at January 31, 2013.

On December 15, 2012 the Company and ARG US entered into a management agreement whereby the Company will manage, lease, operate, maintain and repair the property for which it receives a management fee of ten percent of the monthly rent. The Company has guaranteed rents, in accordance with the terms of each lease, through December 15, 2013 and has recorded a reserve in the amount of $4,750.

On October 31, 2012 the Company sold 100% of its membership interest in one Michigan limited liability company, which held title to a property, to American Residential GAP, LLC (“ARG US”) pursuant to a Membership Interest Purchase Agreement, dated October 31, 2012 (the “Agreement”), between the Company and ARG US.  The purchase price for the property was $45,000 which is recorded as a receivable as of October 31, 2012. In November 2012 the Company collected the $45,000 in cash thus the receivable relating to this sale is $0 at January 31, 2013.

On October 31, 2012 the Company and ARG US entered into a management agreement whereby the Company will manage, lease, operate, maintain and repair the property for which it receives a management fee of ten percent of the monthly rent. The Company has guaranteed rents, in accordance with the terms of each lease, through October 31, 2013. The Company has guaranteed rents, in accordance with the terms of each lease, through October 31, 2013 and has recorded a reserve in the amount of $2,250.

On April 30, 2012 the Company sold 100% of its membership interest in five Michigan limited liability companies, which each held title to a property, to ARG US  pursuant to a Membership Interest Purchase Agreement, dated as of April 30, 2012 (the “Agreement”), between the Company and ARG US. The purchase price for the five properties was $384,000, of which $144,000 (gross contract amount) was paid in cash, and the balance evidenced by 48 American Residential Gap ApS (“ARG”) corporate bonds (as so termed under ARG’s corporate documents), of the nominal value of $5,000 per bond.  Of the bonds, 24 were debt obligations (“ARG debt obligation bonds”) in the principal amount of $5,000 each, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012, and 24 of the bonds were convertible into shares of ARG common stock, each bond being convertible into 5,000 shares of ARG common stock with a market value of $1.00 each (“ARG convertible share bonds”).  The outstanding ARG convertible share bonds were entirely converted to shares of ARG common stock at ARG’s annual general meeting held on June 29, 2012.  Following the transfer of six ARG debt obligation bonds and the rights to conversion shares for six ARG convertible share bonds in satisfaction of $60,000 of an April 30, 2012 interest payment due Rupes Futura AB on the Company’s outstanding $500,000 convertible debenture, and the sale of three ARG debt obligation bonds and three ARG convertible share bonds to an independent investor, the Company held 15 ARG debt obligation bonds and 75,000 shares of ARG common stock (issued following conversion of the 15 ARG convertible share bonds).  Henrick Sellman is a director and shareholder of ARG and a director of the Company.  ARG is the sole member of ARG US.  The cash portion is recorded as a receivable in the amount of $142,654 (net of settlement) as of April 30, 2012. In May 2012 the cash was received.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

Note 4. Receivable - Sale of Properties – (continued)

Effective December 31, 2012, following a ten-for-one split of outstanding ARG debt obligation bonds, Progreen converted 105 of the debt obligation bonds into 52,500 ARG common shares.  Effective December 31, 2012 the $500,000 convertible debenture was amended and the Company transferred 27 of the new debt obligation bonds in the amount of $13,500, 76,500 ARG common shares and accrued interest on the bonds in the amount of $1,800, totaling an agreed upon value of $91,800 in payment of the interest due Rupes Futura AB on the Company’s outstanding $500,000 convertible debenture as of December 31, 2012. (See Note 9).

During the nine month period ended January 31, 2013 the Company sold three ARG debt obligation bonds in the amount of $15,000 and three ARG convertible share bonds (which were converted to shares of ARG common stock at ARG’s annual general meeting held on June 29, 2012) in the amount of $15,000 to an independent investor totaling $30,000.

At January 31, 2013, the Company continues to hold 18 of the ARG new debt obligation bonds recorded as Note Receivable – ARG in the amount of $9,000 and 51,000 shares of ARG common stock recorded as Investment –non-marketable securities in the amount of $51,000. (See Notes 5 and 6)

Effective April 30, 2012 the Company and ARG US entered into a management agreement whereby the Company will manage, lease, operate, maintain and repair the five properties for which it receives a management fee of ten percent of the monthly rent. The Company has guaranteed rents, in accordance with the terms of each lease, through April 30, 2013. No reserve for the guarantee has been recorded as management believes the likelihood is remote that material amounts will be required under this guarantee.

Note 5. Investment - Non-marketable Securities

At January 31, 2013 the Company held 51,000 shares of ARG common stock with a total cost of $51,000. (see Note 4)

Note 6.  Note Receivable – ARG

At October 31, 2012 the Company held fifteen ARG debt obligation bonds in the principal amount of $75,000, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012.
Effective December 31, 2012 the Company waived its right to the interest payment on ARG’s bonds originally due on December 31, 2012, instead interest will be paid no later than December 31, 2013.

At January31, 2013 the Company held 18 ARG debt obligation bonds in the principal amount of $9,000 bearing interest at the rate of 6% per annum until otherwise agreed by ARG and the Company, payable annually

At April 30, 2012 the Company held eighteen ARG debt obligation bonds in the principal amount of $90,000, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012, and eighteen ARG convertible share bonds in the principal amount of $90,000 which were convertible into shares of ARG common stock, each bond being convertible into 5,000 shares of ARG common stock with a market value of $1.00 each (see Note 5). The corporate bonds balance totaled $9,000 and $180,000 at January 31, 2013 and April 30, 2012, respectively.

Note 7. Note receivable - rental property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $8,064 as of January 31, 2013.  The note is due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum.

The Company sold one property on land contract in the year ended April 30, 2011.  The remaining balance of the note receivable was $0 as of January 31, 2013, down from approximately $75,600 as of April 30, 2012.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

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

As of January 31, 2013, the Company held certain financial instruments that are measured at cost on a recurring basis.  These consisted of non-marketable securities of $51,000 and a note receivable from ARG of $9,000. The cost of the non-marketable securities and note receivable from ARG approximate their fair value and are categorized as Level 3.

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

Interest is payable at an annual rate of 13.5%, payable annually in arrears in shares of Common Stock of the Company, valued at the Conversion Price (defined below) as of the due date of the interest payment or the Company, at its sole option, may elect to pay any interest payment on the Debenture in cash, such cash interest payment to be payable no later than one hundred eighty (180) days from the original interest payment due date. The Debenture is convertible in whole or in part into Common Stock at the option of RF at the Conversion Price at any time following the date that is two years from the Closing Date. If RF elects to convert any unpaid principal amount of the Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture. The conversion feature has intrinsic value of $75,000 that is recorded as debt discount and amortized over two years, the required holding period for RF, using the effective interest method. The effective interest rate on the Debenture as a result of the debt discounts noted above was 11.57% and 21.50 % which resulted in interest expense of $56,100 and $76,200 for the nine months ended January 31, 2013 and 2012, respectively.

As of April 30, 2012, the Company transferred six ARG debt obligation bonds and the rights to the conversion shares for six ARG convertible share bonds to Rupes Futura AB (owned by Henrik Sellmann, a director of the Company), in satisfaction of $60,000 of the $67,500 annual interest payment due Rupes Futura under the terms of the Company’s outstanding $500,000 debenture held by Rupes Futura.

As of October 31, 2012, the Company had not paid the $7,500 balance owing of the annual interest payment, which default has been waived by Rupes Futura. (See Note 4)

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

Note 9. Related Party Secured Convertible Debenture Agreement – (continued)

Effective December 31, 2012, following a ten-for-one split of outstanding ARG debt obligation bonds, Progreen converted 105 of the debt obligation bonds. into 52,500 ARG common shares.  Effective December 31, 2012 the $500,000 convertible debenture was amended and the Company transferred 27 of the new debt obligation bonds, 76,500 ARG common shares  and accrued interest on the bonds with an agreed upon value of $91,800 in payment of the interest due Rupes Futura AB on the Company’s outstanding $500,000 convertible debenture as of December 31, 2012. (See Note 4)

 Note 10.  Related Party Subscription Agreement

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

As of January 31, 2013 all of the Phase I and Phase II shares have been purchased and 39,100,684 shares of the Phase III tranche.

As of January 31, 2013 the remainder of the Phase III purchase price and the applicable interest has been included in stockholders’ equity as amount due from subscriber under subscription agreement. The remaining balance of $100,000 and related interest have not been received prior to the issuance of the financial statements.

Note 11. Corporate Lease Agreement

On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company does not have a lease payment for the first 9 months of the lease agreement, and subsequent payments are as follows:

Year ending April 30,	Rental Amount
2013	$21,518
2014	28,714
2015	28,965
2016	12,069
$91,266

In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the January 31, 2013 balance sheet.

The Company recorded $18,110 rental expense as a result of the lease for each of the nine months ended January 31, 2013 and 2012.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

Note 12. Payable Under Management Agreement

ProGreenManagement has entered into management agreements with certain property owners to manage rental properties and under the terms of the agreements ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At January 31, 2013 and April 30, 2012 net rent amounts due totaled $ 0 and $4,030, respectively.

Note 13. Note Payable

The Company has a note payable of $11,100 and $14,600 outstanding as of January 31, 2013 and April 30, 2012, respectively, which bears a fixed rate of interest of 6.99% and provides for monthly payments of $463 through March 2015.
The Company has a note payable of $35,600 and $0 outstanding as of January 31, 2013 and April 30, 2012, respectively, which bears a fixed rate of interest of 2.90% and provides for monthly payments of $679 through October 2017.

Note 14.  Income Taxes

The Company has not recorded any income tax benefit for the nine months ended January 31, 2013 and 2012.  The Company has recorded an income tax valuation allowance equal to the benefit of its income tax carry forward because of the uncertainty relating to the Company’s ability to utilize the Net Operating Loss carry forward.

Note 15.  Loss per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable under the subscription agreement.

Losses per share have been computed based on the following:

	Nine months ended January 31, 2013	Nine months ended January 31, 2012
Net loss	$(314,295)	$(301,213)
Average number of common shares outstanding used to calculate basic loss per share	104,329,703	104,306,515
Effect of dilutive subscribed shares	9,775,171	9,775,171
Average number of common shares outstanding used to calculate diluted earnings per share	114,104,874	114,081,686

Note 16. Commitments

The Company has no pending offers to purchase additional properties as of January 31, 2013.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

Note 17. Amendments to Certificate of Incorporation

Increase in Authorized Common Stock

In October 8, 2009, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000, par value $.01 per share to 250,000,000, par value $.0001 per share.

The amendments to the Company’s Certificate of Incorporation that were so approved also authorized a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and authorize the Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors.  As of January 31, 2013, no shares of preferred stock were issued and outstanding.

Note 18. Employee Stock Option Plan

Restricted Stock Units

As of April 30, 2012, the Board of Directors approved the Company’s 2012 Employee Stock Option Plan, pursuant to which 10,000,000 shares of Common Stock are reserved for issuance to employees and officers and directors of, and consultants to, the Company.  Effective June 1, 2012 the Board of Directors approved the award of 4,200,000 restricted stock units (“RSUs”) under the Company’s 2012 Employee Stock Option Plan as follows: 3,000,000 RSUs were awarded to the Company’s Chief Executive Officer; 600,000 RSUs to a director of the Company; and 600,000 RSUs to the manager of the Company’s real estate operations.

Effective December 3, 2012 Company has retained a new Controller to whom 600,000 RSUs have been issued as part of his initial remuneration package.

The RSUs were awarded pursuant to restricted stock units agreements (“RSU Agreement”) which provide for a period of five years from the date of the award during which, once vesting conditions are satisfied, that the shares of our common stock underlying the RSU at the option of the holder of the RSU can be released. The vesting conditions set forth in the three RSU Agreements approved June 1, 2012 are as follows: The interest of the holder of the RSU’s pursuant to a RSU Agreement shall become non-forfeitable or vested in 1/3 increments on the later of (i) the first, second and third anniversary dates of the grant of the award, and (ii) the trading price of our common stock for a period of twenty days having equaled or exceeded $0.15 per share for the first annual vesting date, $0.25 per share for the second annual vesting date, and $0.35 per share for the third annual vesting date.

The vesting set forth  in the RSU Agreement  dated  December 3, 2012  is as follows: The interest of the holder of the RSUs shall become non-forfeitable or vested as follows:  i)150,000  shall become Vested as of December 1, 2013, or such later date as of which the Common Stock Market Price shall have equaled or exceeded $0.15 per share; ii) 150,000 shall become Vested as of December 1, 2014, or such later date as of which the Common Stock Market Price shall have equaled or exceeded  $0.25 per share; iii) 150,000 of the RSUs shall become Vested as of December 1,2015, or such later date as of which the Common Stock Market Price shall have equaled or exceeded $0.35 per share; and iv) 150,000 of the RSUs shall become Vested as of December 1, 2016, or such later date as of which the Common Stock Market Price shall have equaled or exceeded $0.45 per share.   The Agreement also requires the controller be the financial controller of the Company (or alternatively have been appointed an executive officer of the Company) as of the applicable Vesting Date and have been so engaged throughout the period beginning on the date of the Agreement and ending on the applicable Vesting Date and (b) that the common stock has traded for a period of twenty trading days at the market price as specified in Agreement.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2013

Note 18. Employee Stock Option Plan (continued)

As of January 31, 2013 compensation expense of $28,750 was recorded as follows:

Number of restricted stock units issued on June 1, 2012	4,200,000
Stock price on grant date	$0.03
Vesting Period	3 years
Estimated fair value at issuance	$126,000
June 1, 2012 through January 31, 2013 Compensation Expense	$28,000

Number of restricted stock units issued on December 3, 2012	600,000
Stock price on grant date	$0.03
Vesting Period	4 years
Estimated fair value at issuance	$18,000
December 3, 2012 through January 31, 2013 Compensation Expense	$750
Total compensation expense as of January 31, 2013	$28,750

Note 19. Subsequent Events

In March 2013 the Company entered into an agreement to sell its interest in one property to ARG.

On March 10, 2013 the Company entered into a Memorandum of Understanding with an outside investment company whereby the investment company would invest capital in the Company to fund property acquisitions and development.

Management has evaluated subsequent events through March 13, 2013 the date on which the financial statements were available to be issued.

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

We will have to raise additional capital to continue to purchase residential properties and to expand our property portfolio by purchasing large-scale multi-family properties. We have no firm third party commitments for the capital we will require for these planned investments, although we have concluded a working agreement, resulting in the sale of eight properties, with one group, and on March 10, 2013, we signed a Memorandum of Understanding (MOU) with Futura Fastigheter AB (Futura), a Swedish investment company, subject to execution of definitive agreements expected to be signed within the next four weeks. Futura was set up exclusively for the purpose of investing in income producing residential properties with Progreen, and expects to make its first investment of up to $3,000,000 before the summer with a second larger round is planned for this fall.   Under the terms of the MOU, the investments by Futura would  be used as capital for ProGreen to cover the cost of acquisition and refurbishment of potential investment properties. Once refurbishment has been completed and the property has been leased to a suitable tenant, Futura would acquire the property from ProGreen but ProGreen would maintain the property management.

Sale of Properties to American Residential Gap ApS

In the fourth quarter of fiscal 2012 we entered into our first working agreement with a European group through American Residential Gap LLC (ARG US). ARG US is a wholly-owned subsidiary of American Residential Gap ApS (ARG), a newly formed property investment company that has been set up in Denmark by a number of Scandinavian investors. ARG’s business plan is to acquire income producing residential properties in the US. Under the terms of the working agreement, we will sell income producing properties to ARG. The properties will have been initially been purchased, refurbished and leased to suitable tenants by ProGreen, yielding a stipulated minimum return on investment. All properties sold will continue to be managed by ProGreen.  We have also agreed with ARG that they will be financing properties for ProGreen during the process of refurbishment and leasing, prior to the properties being sold to ARG as income producing investment properties.

On December 11, 2012 the Company sold one property to ARG US.  The purchase price for the property was $95,000 of which $49,000 was received in cash on the closing date, $16,000 was paid from funds accumulated from rents held by ProGreen Property Management LLC on behalf of ARG US and $30,000 plus interest at the rate of 9% per annum which was to be paid on or before June 30, 2013 as stated in a Promissory Note.  The Promissory Note and related interest were paid in full on January 15, 2013,thus the receivable relating to this sale is $0 at January 31, 2013. The Company has guaranteed rents, in accordance with the terms of each lease, through December 15, 2013 and has recorded a reserve in the amount of $4,750.

We completed the first sale of five properties to ARG on April 30, 2012. The purchase price for the five properties was $384,000, of which $144,000 (gross contract amount) was paid in cash and the balance of $240,000 is evidenced by 48 ARG corporate bonds (as so termed under ARG’s corporate documents) with a nominal value of $5,000 per bond.  The cash portion was recorded as a receivable in the amount of $142,654 (net of settlement) as of April 30, 2012. In May 2012 the cash was received thus the receivable relating to the cash portion of the sale is $0 at January 31, 2013.

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

On October 31, 2012 the Company sold one property ARG US for $45,000, which was recorded as a receivable as of October 31, 2012. In November 2012 the Company collected the $45,000 in cash thus the receivable relating to this sale is $0 at January 31, 2013. The Company has guaranteed rents, in accordance with the terms of each lease, through October 31, 2013 and has recorded a reserve in the amount of $2,250.

Effective December 31, 2012, following a ten-for-one split of outstanding ARG debt obligation bonds, Progreen converted 105 of the debt obligation bonds. into 52,500 ARG common shares.  Effective December 31, 2012 the $500,000 convertible debenture was amended and the Company transferred 27 of the new debt obligation bonds, 76,500 ARG common shares  and accrued interest on the bonds with an agreed upon value of $91,800 in payment of the interest due Rupes Futura AB on the Company’s outstanding $500,000 convertible debenture as of December 31, 2012.

During the nine month period ended January 31, 2013 the Company sold three ARG debt obligation bonds in the amount of $15,000 and three ARG convertible share bonds (which were converted to converted to shares of ARG common stock at ARG’s annual general meeting held on June 29, 2012) in the amount of $15,000 to an independent investor totaling $30,000.

At January 31, 2013, the Company continues to hold 18 of the ARG new debt obligation bonds recorded as Note Receivable – ARG in the amount of $9,000 and 51,000 shares of ARG common stock recorded as Investment –non-marketable securities in the amount of $51,000.

The Company and ARG entered into a management agreements whereby the Company will manage, lease, operate, maintain and repair the above seven properties for which it receives a management fee of ten percent of the monthly rent.

RESULTS OF OPERATIONS

Nine Months Ended January 31, 2013 Compared to Nine Months Ended January 31, 2012

During the nine months ended January 31, 2013, we incurred a net loss from continuing operations of $263,700 compared to a loss of $229,900 for the nine months ended January 31, 2012. The increase in our loss from continuing operations for the nine months ended January 31, 2013 over the comparable period of the prior year is due to an increase in revenue of $60,100 which was offset by an overall increase in expenses.  Revenue increased due to an increase in proceeds from the sale of condominiums of $110,000 to $200,000 for the six months ended January 31, 2013.  The related cost of the properties of increased $17,300 resulting in gain on sale of properties of $92,000 for the nine months ended January 31, 2013 compared to a loss of $903 for the nine months ended January 31, 2012.   In the first nine months of the current period the Company sold three properties compared to one sale in the same period of the prior year.  Revenue from the proceeds from the sale of condominiums was offset by a decrease in rental revenue of $40,800.  Rental revenue decreased because the number of rental units has decreased to one property at January 31, 2013 as properties were sold.  One new property was purchased in the current quarter however it was not leased as of January, 31, 2013.  Commission revenue decreased from $24,000 to $2,300 in the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012 because only two properties were purchased generating commission income. The Company earned management fees and other revenue of approximately $7,500 and $5,000, respectively for the nine months ended January 31, 2013 as compared with $0 for the comparable period in 2012. This increase is the result of the management agreements the Company has entered into to manage some of the sold properties and fees charged to upgrade sold properties.

There have been increases in certain expenses in the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012 as follows: rental property operating costs increased $8,500 due to improvement and maintenance on 8 Mile as well as on Country Way and Lasher; advertising increased $22,200; compensation expense increased $28,750 from the comparable period as a result of the award of restricted stock units in the nine month period ended January 31, 2013.  General and administrative expenses increased $75,000 mainly due to the Company President’s salary of $72,000 and housing allowance of $17,500 as compared to $4,000 and $0 respectively, for the comparable period of the prior year.  This increase in general and administrative expenses was partially offset by a decrease of $11,600 in real estate taxes from the nine months ended January 31, 2012 to the comparable current period due to the reduced number of rental properties. Professional fees decreased $55,600 attributable to an increase in professional, accounting and legal fees of $25,900 offset by a decrease in consulting and investing fees of $81,000 mainly due to the Company President’s consulting fee of $64,000 and investor relations fees of $17,000 in the prior period.  In addition, interest expense decreased $18,975 due to the discount on the conversion feature of the debenture being fully amortized at April 30, 2012. Such amortization of discount resulted in interest expense of $20,700 for the nine months ended January 31, 2012 and $0 for the current nine month period.

Professional expenses continue to be significant due to the compliance costs associated with being a public company.

Quarter Ended January 31, 2013 Compared to Quarter Ended January 31, 2012

During the quarter ended January 31, 2013, we incurred a net loss of $65,800 compared to a net loss of $65,000 for the quarter ended January 31, 2012. Our loss from continuing operations for the three months ended January 31, 2013 is flat as compared to the comparable period of the prior year.  Revenue increased $69,000 from the quarter ended January 31, 2012 compared to the quarter ended January 31, 2012; however this increase was offset by the an overall increase in expenses.  Revenue increased due to an increase in proceeds from the sale of condominiums of $95,000, net of an increase in the related cost of the properties of $43,100, resulting in gain on sale of properties of $51,900 from $0 in the prior period.  In the third quarter of the current period the Company sold one property compared to no sales in the same period of the prior year.  Revenue from the proceeds from the sale of condominiums was offset by a decrease in rental revenue of $16,200.  Rental revenue decreased because the number of rental units has decreased to one property at January 31, 2013, compared to eight properties in the comparable period ended January 31, 2012.  Commission revenue decreased from $14,200 to $ 1,300 in the three months ended January 31, 2013 as compared to three months ended January 31, 2012, as there was one property purchased in the current quarter.  The Company earned management fees of approximately $3,000 for the three months ended January 31, 2013 as compared with $0 for the comparable period in 2012. This increase is the result of the management agreements the Company has entered into to manage some of the sold properties.

There have been fluctuations in certain expenses in the three months ended January 31, 2013, as compared to the three months ended January 31, 2012.  Advertising increased $5,900.  Compensation expense increased $11,250 from the comparable period as a result of the award of restricted stock units in the second and third quarters of fiscal 2013.

General and administrative fees increased $23,800 for the quarter ended January 31, 2013 as compared to the same period of the prior year mainly due to a salary of $24,000 paid to the Company’s President.   The increases in expenses were offset by a $13,700 decrease in professional fees for the three months ended January 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2013, we had total assets of $323,000, compared to total assets of $606,000 at April 30, 2012. The decrease in total assets was due to the following:  the receipt of cash relating to the Company’s sale of properties, which was a receivable on April 30, 2012 in the amount of $143,000; a decrease $42,000 in rental properties as the Company sold two  properties held at April 30, 2012; Note Receivable ARG decreased $171,000 as the underlying bonds were converted to ARG stock in the amount of $127,500; $30,000 was received in cash due to a sale of a portion of the investment and an additional $13,500 transfered in partial settlement of debenture interest due.  Note receivable rental property decreased $68,000 due to the receipt in full of $75,603 relating to a land contract on a prior year sale of property which was offset by a note receivable relating to the sale of property under development in the prior quarter. The Company financed a portion of the sale and the balance of note receivable is $8,064 as of January 31, 2013.

These decreases were partially offset by an increase of $51,000 in Investments Marketable Securities which is net of ARG bond conversions to ARG stock and a sale of $76,500 to ARG in partial settlement of debenture interest due.

Cash increased $53,900 from April 30, 2012 to January 31, 2013.  At January 31, 2013, we had stockholders’ deficit of $302,000 compared to deficit of $16,000 as of April 30, 2012.  The increase in stockholders’ deficit was primarily due to net operating losses of $314,000 in the nine month period ended January 31, 2013.

Rental property

Rental properties decreased to approximately $118,800 as of January 31, 2013, from $160,900 as of April 30, 2012 due to the sale of two completed rental properties offset by the purchase of one additional property.  As of January 31, 2013, the Company held one renovated property which was leased for a term of twenty-four months with lease payments of $1,400 per month.

Properties under development

Properties under development remains unchanged as of January 31, 2013 from April 30, 2012; however, one property in the amount of $20,460 was developed and sold in the first nine months of fiscal 2013.

Cash

Cash increased approximately $53,900 for the nine months ended January 31, 2013.   The Company received $319,000 in proceeds from the sale of property and approximately $30,000 from the sale of investment notes.  The Company invested approximately $68,600 in properties, expended approximately $217,000 to fund operations and repaid $8,800 on notes payable.

Note receivable - rental property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company, which is recorded as a note receivable with a balance of $8,000 as of January 31, 2013.  The note is due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum.

The Company sold one property on land contract in the year ended April 30, 2011.  The remaining balance of the note receivable was $0 as of January 31, 2013 down from approximately $75,600 as of April 30, 2012.

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

Dated: March 18, 2013

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