Form 10-K
period 2013-04-30
ProGreen Properties, Inc.
filed 2013-08-13
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,544,219.

Number of shares of Common Stock outstanding as of July 24, 2013: 104,329,703 shares.

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

ProGreen Properties, Inc. (“we”, “us”, or the “Company”) was incorporated in Florida on April 23, 1998 and reincorporated in Delaware on December 12, 2008. Effective September 11, 2009, we changed our name from Diversified Product Inspections, Inc. to ProGreen Properties, Inc. to reflect the change in our business operations from the conduct of investigations and laboratory analyses to the purchase of income producing real estate assets.

Our Business

Our offices are located in Birmingham, Oakland County, Michigan. We acquire, refurbish, and upgrade potential income-producing residential real estate, subsequently lease on an interim basis and sell the properties as investment properties. We are initially concentrating on the Michigan market.  Our first property in Oakland County, Michigan, was purchased in 2009. The Company remodels and upgrades properties with an emphasis on using environmentally friendly materials, and modern thinking, with a view to create more comfortable and healthy homes. As of April 30, 2013, we have sold twelve properties, of which nine were sold as investment properties, and have presently one owned property.

We believe that the Oakland County, Michigan market offers some of the best investment opportunities in the U.S. property market, and that the Detroit bankruptcy filing will not significantly affect potential returns from real estate investments in Oakland County, although there is no assurance that this will not be the case.  As the U.S. credit market continues to be restricted, ProGreen have been financing property acquisitions with funding from European investors.

Our business model since our initial property purchases has been to acquire, refurbish and upgrade existing properties into more energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, we put the property back on the market, but now as a fully managed investment property, with a favorable yield. These investment properties are marketed exclusively by ProGreen Realty LLC, a wholly-owned subsidiary of ProGreen, and managed by ProGreen Properties Management LLC, another wholly-owned subsidiary.

Planned Operations

As part of our plan to grow the Company much larger over time, and enter into the market for larger scale multi-family properties, we have entered into a working agreement with investor groups in Denmark and Sweden.  Over the past year we have sold income producing residential properties to American Residential Gap LLC (ARG LLC), a wholly owned US subsidiary of American Residential Gap ApS (ARG), a Danish company that was recently acquired by American Residential Fastigheter AB (“ARF”), a company formed under the laws of Sweden.  On July 19, 2013, we entered into an Investment Agreement (“Agreement”) with ARF, which provides generally for an intended investment of $3,000,000 by ARF for the purpose of acquisition of investment properties in the U.S. from the Company.  Under the Agreement, Progreen would be provided with 100% property acquisition and refurbishment financing by ARF, in the form of property loans secured by mortgages on the properties. Once the properties acquired have been reformed and updated to ProGreen standards and subsequently leased, showing a minimum initial return of 9.5% per annum to ARF, the properties would be acquired by ARF as income producing investment properties, managed by ProGreen.  Pursuant to the Agreement, ARF’s stated plan is to conduct an offering in Sweden to fund an intended investment of up to US$3,000,000 during 2013, with a maximum of 10% of such investment funds designated for subscription, at ARF’s sole option, to purchase Progreen common stock.

Our Agreement with ARF is part of our plan to identify investment partners for the acquisition of larger number of properties as well as larger scale multi-family properties. We believe that there is solid demand by European investors for U.S. real estate investments, and that there is immediate opportunity to acquire properties with great profit potential in Michigan as well as in some other areas, where the implementation of the ProGreen concept will create a new aspect and attraction to rental properties.   ProGreen is also looking into the viability of taking the ProGreen concept even further in connection with larger projects, with possible implementation of solar technology as well as other advanced sustainable eco solutions.   ProGreen's goal is to be able to present its first "green" apartment complex, attracting a new generation of renters that appreciate and believe in the need for green technology in the residential market place. If ProGreen's future multi-family properties can be in the forefront of a "new wave" of green apartment living, it is likely to generate increased tenant loyalty, higher occupancy, resulting in higher rental returns, greatly contributing to increase real estate values.  There is no assurance, however, that we will be able to secure the necessary financing to move our operations up to larger scale property investments.

 Environmental Objectives in our Operations

Our long term goal is to create a ProGreen Quality and Energy Efficiency Certification (PQEEC) for our properties, from a basic level providing improved insulation, better heating efficiency, Energy Star appliances etc., to more advanced levels, with high-tech ventilation and air filtration systems, built-in recycling areas, ultra-high efficiency heating/cooling systems, on-site solar or other Renewable Energy sources etc. These improvements are adapted according to a financial feasibility for each property. We believe this will create a “stand-out” profile of ProGreen as a company and make our properties unique in the market place, resulting in greater demand and a sustained appreciation of property values over time.

To make homes more comfortable, we try to, whenever practical, to optimize space by creating openness, introducing more natural light, creating better storage areas, as well as aiming to improve insulation, all with a view to make even small condominiums and apartments eco-friendly and practical. This ideology, we believe, will increase property value as well as to further create tenant loyalty.

For a healthier living environment, we use eco-friendly, paints, primers and adhesives; improve air quality through better ventilation and air filtration in heating and air conditioning system, whenever feasible.

Property Acquisition Strategy

We believe that our initial focus on acquiring condominiums in well sought after areas within Oakland County (fourth richest county in the U.S.) is building a solid foundation, creating the opportunity of early capital gains, as well as good cash flow, while minimizing risk exposure. Although real estate investing is marked by its cycles, there can be no assurances that the housing market in general and the market in the greater Detroit, Michigan area will improve in the future.  Oakland County, Michigan, is adjacent to the Detroit metropolitan area.  The July 2013 bankruptcy filing by Detroit may have adverse effects on the return on real estate investments in Oakland County.

We acquire each property separately through a wholly-owned limited liability company for that particular property.  This will limit the risk exposure to a particular property solely to that property. Our property management strategy will be to deliver quality services, thereby promoting tenant satisfaction, maintaining high tenant retention, and enhancing the value of each of our operating real estate assets through eco-friendly improvements.

In analyzing the potential development of a particular project, we evaluate the geographic, demographic, economic, and financial data, including:

●	Households, population and employment growth;
●	Prevailing rental and occupancy rates in the market area, and possible growth in those rates; and
●	Location of the property in respect to schools and public transportation.

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

Employees

As of April 30, 2013, we had one full-time employee, our Chief Executive Officer and our administrator as well as our real estate broker working as independent contractor.   Our management expects to confer with consultants, attorneys and accountants as necessary. We expect to expand our staff in the current fiscal year.

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

We have a limited operating history. As of April 30, 2013, we had cash on hand of $152,000 and an investment note receivable of $9,000.  At that same date our liabilities totaled $637,000.   On April 30, 2013, we had a stockholders’ deficit of $351,000.

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

Because our business model has been focused on acquisitions of residential property in Oakland County, Michigan, which is adjacent to the Detroit metropolitan area, we are subject to risks that affect that local area.

General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation in the greater Detroit market. The current economic climate, punctuated by a slumping housing market and rapid tightening of available credit, has resulted in a weak real estate market in this area, and these conditions may continue or become more severe in the future.   In particular, in July 2013, Detroit filed for Chapter 9 bankruptcy, which may lead to increased business risk given the proximity of Oakland County to Detroit, where unemployment continues to be higher than in many other areas of the United States.

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

General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation in the greater Detroit market and the Michigan markets generally. The current economic climate has resulted in a weak real estate market in this area, and these conditions may continue or become more severe in the future. In particular, unemployment is higher than in other areas of the United States.

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

We expect to incur losses for the foreseeable future. We had minimal revenues in our fiscal year ended April 30, 2013, and may never be profitable. If we become profitable, we may be unable to sustain profitability. As a result, your investment in our securities may be lost.

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

Market Information
Our common shares are trading in the OTC markets under the symbol “PGEI”.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

	High		Low
Fiscal Year Ended April 30, 2011
Quarter Ended July 31, 2010		$0.11	$0.02
Quarter Ended October 31, 2010		$0.24	$0.05
Quarter Ended January 31, 2011		$0.07	$0.03
Quarter Ended April 30, 2011		$0.09	$0.05
Fiscal Year Ended April 30, 2012
Quarter Ended July 31, 2011		$0.04	$0.02
Quarter Ended October 31, 2011		$0.06	$0.02
Quarter Ended January 31, 2012		$0.03	$0.02
Quarter Ended April 30, 2012		$0.07	$0.01
Fiscal Year Ended April 30, 2013	$
Quarter Ended July 31, 2012		$0.055	$0.03
Quarter Ended October 31, 2012		$0.55	$0.045
Quarter Ended January 31, 2013		$0.03	$0.01
Quarter Ended April 30, 2013		$0.055	$0.01
Fiscal Year Ended April 30, 2014
Quarter Ended July 31, 2013		$0.025	$0.014

Holders

As of April 30, 2013, there were approximately 500 holders of record of our common stock.

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

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,800,000	$0.03	5,200,000
Equity compensation plans not approved by security holders
Total	4,800,000	$0.03	5,200,000

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

The Company maintained its conduct of investigations and laboratory analyses operations until the April 30, 2009 closing of a Settlement and Asset Purchase Agreement (the “Agreement”). On April 30, 2009, we ceased operations and closed the Agreement pursuant to which $230,000 was paid to a plaintiff to settle material litigation, and the remaining assets and liabilities were transferred to a separate entity owned by the previous executive officers of the Company. Prior to the closing of the Agreement, the Company specialized in conducting investigations and laboratory analysis of a wide variety of products to determine the cause and origin of product failures. The Company is now controlled by the former plaintiffs in the now settled litigation.  We were inactive from April 30, 2009 through July 28, 2009 when we acquired a condominium unit in suburban Detroit, Michigan.

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

In fiscal 2012, we entered into a working agreement with American Residential Gap LLC (ARG US), a wholly-owned subsidiary of American Residential Gap ApS (ARG), a property investment company incorporated in Denmark. ARG is a newly formed property investment company that has been set up in Denmark by a number of Scandinavian investors. We completed the first sale of five properties to ARG on April 30, 2012,  and sold ARG three additional properties during fiscal 2013.  ARG was recently acquired by American Residential Fastigheter AB (“ARF”), a company formed under the laws of Sweden.  On July 19, 2013, we entered into an Investment Agreement (“Agreement”) with ARF, which provides generally for an intended investment of $3,000,000 by ARF for the purpose of acquisition of investment properties in the U.S. from the Company.  Under the Agreement, Progreen would be provided with 100% property acquisition and refurbishment financing by ARF, in the form of property loans secured by mortgages on the properties. Once the properties acquired have been reformed and updated to ProGreen standards and subsequently leased, showing a minimum initial return of 9.5% per annum to ARF, the properties would be acquired by ARF as income producing investment properties, managed by ProGreen.  Pursuant to the Agreement, ARF’s stated plan is to conduct an offering in Sweden to fund an intended investment of up to US$3,000,000 during 2013, with a maximum of 10% of such investment funds designated for subscription, at ARF’s sole option, to purchase Progreen common stock.

FINANCIAL CONDITION

At April 30, 2013, we had total assets of $285,000 compared to total assets of $606,000 at April 30, 2012. The decrease in total assets was primarily due to the completion of all properties under development and the sale of five properties offset by a receivable resulting from certain of the sales and bonds received in connection with those sales.

At April 30, 2013, we had stockholders’ deficit of $351,000 compared to a deficit of $16,000 as of April 30, 2012.  The decrease in stockholders’ equity was due to net operating losses.

Costs incurred in the renovation of the properties that enhance the value or extend the life of the properties are capitalized. The Company also incurred professional fees in implementing its business plan and preparing to sell properties in the future.  During the  current year, the Company sold five  properties and leased three properties.  As of April 30, 2013, no properties are available for sale and there are no properties being leased.

Going Concern
The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Rental property
Rental properties decreased to $0 as of April 30, 2013 from $161,000 as of April 30, 2012.  .

Properties under development
We had $0 properties under development as of April 30, 2013 and 2012.  We purchased  two  properties in fiscal 2013, both of which were sold in that fiscal year.  The Company acquired one property in May 2013, which is in the process of  being refurbished.

Cash
Cash increased approximately $139,000 for the year ended April 30, 2013.   Cash provided by operating activities was approximately $121,000 for  the year ended April 30, 2013, as compared with cash used in operating activities of approximately $140,000 in fiscal  2012. During fiscal 2013, the Company invested approximately $100,000 in properties, which was offset by proceeds from the sale of properties of $524,000.  The Company also expended approximately $304,000 to fund operations, received proceeds from the sale of investment notes of $30,000and repaid $11,000 on the note payable

Receivable - sale of properties
Receivable - sale of properties decreased to $-0- at April 30, 2013 from approximately $143,000 (net) as of April 30, 2012.  The April 30, 2012 balance  resulted from the sale of five properties to ARG as of April 30, 2012 and was collected in May 2012.

Investment - Non-marketable Securities
Investment  - Nonmarketable securities increased to $51,000 at April 30, 2013 from $0 at April 30, 2012.  At April 30, 2013 the Company held 51,000 shares of ARG common stock with a total cost of $51,000.  This was the net result of Progreen’s  conversion of  105 of the debt obligation bonds it received in connection with the sale of five properties to ARG in fiscal 2012 into 52,500 ARG common shares.  During fiscal 2013 the Company sold a portion of its’  ARG shares (subsequent to a bond  spilt and stock conversion)  and held 51,000 shares of ARG common at April 30, 2013.

Note Receivable – ARG
Note Receivable – ARG decreased to $9,000 as of April 30, 2013 from $180,000 as of April 30, 2012.  In connection with the above referenced sale of five properties to ARG at April 30, 2012 the Company held eighteen ARG debt obligation bonds in the principal amount of $90,000, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012, and eighteen ARG convertible share bonds in the principal amount of $90,000 which were convertible into shares of ARG common stock, each bond being convertible into 5,000 shares of ARG common stock with a market value of $1.00 each (see Investment –nonmarketable  securities, above) .  At April 30, 2013 the Company held 18 ARG debt obligation bonds in the principal amount of $9,000 bearing interest at the rate of 6% per annum.  The corporate bonds balance totaled $180,000 at April 30, 2012.

Note receivable - rental property –
On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $7,300 as of April 30, 2013.  The note is due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum.

The Company sold one property on land contract in the year ended April 30, 2011.  The remaining balance of the note receivable was $0 as of April 30, 2013 down from approximately $75,600 as of April 30, 2012.

RESULTS OF OPERATIONS

Year Ended April 30, 2013 Compared to Year Ended April 30, 2012

During the year ended April 30, 2013, we incurred a net loss of $376,000 compared to a net loss of $231,000 for the year ended April 30, 2012. The increase in our loss for the year ended April 30, 2013 over the comparable period of the prior year is due to a decrease in our revenue of $127,000 and a $ 37,000 increase in expenses, partially offset by a decrease in interest expense of $19,000.

Revenue decreased due to a decrease in proceeds from the sale of condominiums of $54,000 from $474,000 in fiscal 2012 to $420,000 for the twelve months ended April 30, 2013.  The related cost of the properties of decreased $67,000 from $325,000 in fiscal 2012 to $258,000 for the twelve months ended April 30, 2013. This resulted in gain on sale of properties of $162,000 for the twelve months ended April 30, 2013 compared to a gain of $149,000 for the twelve months ended April 30, 2012. The Company sold five properties in the current fiscal year as compared to six sales in the prior fiscal year.

Rental revenue decreased in the year ended April 30, 2013 $66,000 from $93,000 in the prior year to $27,000 in the current year as a result of the decrease in the number of rental properties.  For most of fiscal 2012 the Company leased eight properties, of which five were sold on April 30, 2012 and in fiscal 2013 the Company decreased from leasing three properties to none at April 30, 2013, as a result of property sales. Commission revenue decreased from $24,000 to $2,300 in the year ended April 30, 2013 compared to the year ended April 30, 2012 because only two properties were purchased generating commission income. The Company earned management fees and other revenue of approximately $10,500 and $5,000, respectively for the year ended April 30, 2013 as compared with $1,300 and $0, respectively for the comparable period in 2012. This increase is the result of the management agreements the Company has entered into to manage some of the sold properties and fees charged to upgrade sold properties.

There have been increases in certain expenses in the year ended April 30, 2013 compared to the year ended April 30, 2012.  Advertising expense increased $25,000 and compensation expense increased $40,000 from the prior year as a result of the award of restricted stock units during fiscal 2013.  General and administrative expenses increased $85,500 mainly due to the Company Chief Executive Officer’s salary of $96,000 and a housing allowance of $22,000 in fiscal 2013 as compared to $32,000 and $0 respectively, for the comparable period of the prior year.   Professional fees decreased  $32,000  which is attributable to an increase in professional, accounting and legal fees of $32,000 offset by a decrease in consulting fees of $64,000 mainly due to our Chief Executive Officer’s consulting fee of $64,000 in fiscal 2012 as compared to $0 in fiscal 2013. In addition, interest expense decreased $19,000 due to the discount on the conversion feature of the debenture being fully amortized at April 30, 2012. Such amortization of discount resulted in interest expense of $20,700 for the year ended April 30, 2012 and $0 for the current fiscal year.

Professional expenses continue to be significant due to the compliance cost associated with being a public company.

LIQUIDITY

At April 30, 2013, we had total assets of $285,000compared to $606,000 at April 30, 2012. The decrease in total assets was due to sales of rental properties resulting in; a decrease in rental property, a decrease in the receivable sale of properties and the note receivable – rental properties relating to the sale of properties and a net decrease in investment non- marketable securities and the note receivable from ARG as a result of certain of the property sales.  Cash increased $139,000.  In the year ended April 30, 2013, cash of $121,000 was provided by operating activities, $100,000 was used for the development of rental property, and the Company received proceeds of $524,000 from sales of refurbished properties. The Company expended $304,000 to fund operations, received proceeds from the sale of investment notes of $30,000and repaid $11,000 on the note payable.  At April 30, 2013, we had stockholders’ deficit of $351,000.

We have limited working capital.  EIG Venture Capital Ltd. (“EIG”), a company controlled by our Chief Executive Officer, Jan Telander, agreed to invest $1,000,000 through the purchase of 97,751,710 shares of common stock for $0.01023 per share in three tranches. The first two tranches were due in July 2009 and December 31, 2009, and the third tranche was due July 16, 2010. On December 1, 2009, we entered into an Amendment to the Subscription Agreement with EIG. The amendment provides that, in the event EIG did not complete payment of the full Phase II or Phase III purchase price for the shares of Common Stock required to be purchased within the time period provided in the Agreement for the particular Phase, as an additional purchase price for the shares to be purchased in that particular Phase, EIG would pay a penalty interest rate of 13.5% per annum on the unpaid balance as of the final purchase date from that date to the date the shares were purchased. As of April 30, 2010 EIG had purchased all the required shares in Phase I and 4,985,337 shares in Phase II; 38,123,167 shares in Phase II were subject to penalty interest of $12,838 as of that date. On May 11, 2010, EIG completed its purchase of the Phase II tranche of 43,108,504 shares of Common Stock for a total purchase price of $441,000, by the payment to the Company of $390,000 for 38,123,167 shares of Common Stock with, pursuant to a December 1, 2009 Amendment to the Agreement, penalty interest in the amount of $18,752, representing interest at the rate of 13.5% per annum on the unpaid balance of the Phase II subscription from December 31, 2009 (the date by which the Phase II tranche was required to be completed under the Agreement) to May 11, 2010. On June 1, 2010, EIG purchased 39,100,684 shares of the Phase III final tranche under the Agreement for $400,000. The Phase III tranche consists of 48,875,855 shares of Common Stock for a total purchase price of $500,000 was to be purchased by EIG on or before July 16, 2010, leaving a balance of 9,755,171 shares to be purchased under the Agreement for a purchase price of $100,000.  The total amount of penalty interest due under the amendment as of April 30, 2013, is $16,500

Critical Accounting Policies

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
April 30, 2013 and 2012

PROGREEN PROPERTIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
ProGreen Properties, Inc.
Birmingham, MI

We have audited the accompanying consolidated balance sheets of ProGreen Properties, Inc. (the “Company”) as of April 30, 2013 and 2012, and the related consolidated statements of operations, owners' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProGreen Properties, Inc. as of April 30, 2013 and 2012 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Baker Tilly Virchow Krause, LLP

Southfield, MI

August 13, 2013

ProGreen Properties, Inc.
Consolidated Balance Sheets

	April 30,	April 30,
	2013	2012
Assets

Rental property, net accumulated depreciation of $0 and $10,645	$-	$160,852
Cash	152,318	12,984
Accounts receivable	6,007	-
Accrued interest receivable	1,380	-
Receivable - sale of properties	-	142,654
Investment - non-marketable securities	51,000	-
Note receivable - ARG	9,000	180,000
Note receivable - rental property	7,325	75,603
Prepaid expenses	666	6,840
Deposits	6,000	5,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $18,163 and $6,605	51,579	22,235
Total assets	$285,275	$606,168

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	$63,693	$69,435
Accrued interest	16,459	40,211
Payable under management agreement	12,457	4,030
Obligations under capital leases	44,106	14,630
Tenant deposits	11,137	11,374
Convertible debenture payable to related party, net of unamortized discount of $11,224 and $17,491	488,776	482,509
Total liabilities	636,628	622,189
Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 104,329,703 outstanding
at April 30, 2013 and April 30, 2012	10,433	10,433
Additional paid in capital	3,062,707	3,008,832
Less: amount due from related party subscriber under subscription agreement	(137,689)	(124,189)
Accumulated deficit	(3,286,804)	(2,911,097)
Total stockholders' deficit	(351,353)	(16,021)
Total liabilities and stockholders' (deficit) equity	$285,275	$606,168

See accompanying Notes to Consolidated Financial Statements

ProGreen Properties, Inc.
Consolidated Statements of Operations

	Years Ended
	April 30,
	2013	2012
Revenues:
Condominium sales	$420,000	$474,000
Rental revenue	27,041	93,010
Commissions revenue	2,305	23,965
Management fee revenue	10,516	1,315
Other income	5,000	-
Total Revenue	$464,862	$592,290
Expenses:
Cost of property sales	257,682	325,279
Rental property operating costs	45,555	45,864
Advertising	42,019	16,528
Depreciation	15,617	20,657
Compensation Expense	40,375
General & administrative	242,702	157,192
Other expenses	1,484	11,198
Professional fees	126,127	158,306
Total operating expenses	$771,561	$735,024

Operating loss	(306,699)	(142,734)
Other expenses and income:
Interest expense	(76,204)	(95,068)
Interest income	7,197	6,838
Loss before income tax expense	$(375,707)	$(230,964)
Deferred income tax expense	$-	-
Net Loss	$(375,707)	$(230,964)
Net loss per share - basic	$-	$-
Weighted Average Shares Outstanding - basic	104,329,703	104,312,217
Net loss per share - diluted	$-	$-
Weighted Average shares outstanding - fully diluted	114,104,874	114,087,388

See accompanying Notes to Consolidated Financial Statements.

ProGreen Properties, Inc.
Consolidated Statements of Stockholders' (Deficit)/Equity

	Number of			Amount Due
	Shares		Additional	Under		Net
	Issued and	Common	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Capital	Agreement	Deficit	(Deficit) Equity
Balance at April 30, 2011	103,929,703	$10,393	$2,987,336	$(110,653)	$(2,680,133)	$206,943

Stock issued under LeadDog agreement	400,000	40	7,960			8,000
Amount due from subscriber under subscription agreement			13,536	(13,536)
Net loss					(230,964)	(230,964)
Balance at April 30, 2012	104,329,703	$10,433	$3,008,832	$(124,189)	$(2,911,097)	$(16,021)

Amount due from subscriber under subscription agreement			13,500	(13,500)
Amount due under restricted stock unit agreement			40,375			40,375
Net loss					(375,707)	(375,707)
Balance at April 30, 2013	104,329,703	$10,433	$3,062,707	$(137,689)	$(3,286,804)	$(351,353)

See accompanying Notes to Consolidated Financial Statements.

ProGreen Properties, Inc.
Consolidated Statements of Cash Flows

	Years Ended
	April 30,
	2013	2012
Cash used in operating activities
Net loss	$(375,707)	$(230,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	40,375	-
Depreciation and amortization	15,617	20,657
Gain on sale of properties	(162,318)	(148,721)
Interest expense on debenture to related party	51,589	60,000
Amortization of discounts on debenture to related party	6,267	26,215
Investor relations expense	-	10,000
Acquisition and development of properties	(99,889)	(18,035)
Proceeds from sale of properties	524,268	91,346
Commitment fee	-	8,000
Changes in operating assets and liabilities:
Accounts receivable	(6,007)	-
Accrued interest receivable	(3,180)	-
Note receivable	75,603	554
Prepaid expenses	6,174	(898)
Deposits	(1,000)	1,000
Accounts payable and accrued expenses	38,480	37,762
Payable under management agreement	10,488	4,030
Deferred revenue	-	(1,300)
Cash provided by (used in) operating activities	120,760	(140,354)

Cash provided by (used in) investing activities
Proceeds from sale of investment notes	30,000	-
Cash (used in) investing activities	30,000	-

Cash provided by financing activities
Decrease in obligations under capital leases	(11,426)	(4,369)
Cash provided by (used in) financing activities	(11,426)	(4,369)

Net change in cash	139,334	(144,723)

Cash at beginning of period	12,984	157,707
Cash at end of period	$152,318	$12,984
Supplemental information:

Non-cash Transaction: Sale of investment in payment of debenture interest	$91,800	$60,000
Non-cash Transaction: Sale of properties	$-	$142,654
Non-cash Transaction:Investment notes sale of properties	$-	$240,000
Non-cash Transaction: Purchase of vehicle under capital lease	$40,902	$-
Non-cash Transaction: Payment from accumulated rent due	$29,000	$-
Non-cash Transaction: issuance of stock as commitment fee	$-	$8,000
Cash paid for interest	$1,889	$1,190
Cash paid for income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

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

These investment properties are marketed exclusively by ProGreen Realty and managed by ProGreen Management.  As of April 30, 2013 the Company owned no investment properties.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

GOING CONCERN

The Company’s financial statements for the year ended April 30, 2013, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009.  Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

The Company will continue to incur costs that are necessary for it to remain an active public company.  In the current fiscal year, the Company used approximately $304,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of April 30, 2013, the Company has approximately $152,000 in cash.

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

On July 19, 2013, the Company entered into an Investment Agreement (“ARF Agreement”) with American Residential Fastigheter AB (“ARF”), which provides generally for an intended investment of $3,000,000 by ARF for the purpose of acquisition of investment properties in the U.S. from the Company.  See Note 19.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

Note 1. Financial Statement Presentation (continued)

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

Note receivable - ARG
Note receivable- ARG is carried at cost which approximates fair value.

Note receivable – rental property
The note receivable is carried at amortized cost.  Interest income on the note receivable is recognized on the accrual basis based on the principal balance outstanding.

Property sales revenue recognition
Condominium sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer's financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, "Property, Plant, and Equipment - Real Estate Sales" ("ASC 360-20"), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. There were no such deferred amounts at either April 30, 2013 or 2012.

Rental revenue recognition
Real estate properties are leased under operating leases. Rental income from these leases is recognized on a straight-line basis over the term of each lease. There were no such leases at April 30, 2013.

Advertising costs
Advertising costs are expensed as incurred. Total advertising expenditures for the years ended April 30, 2013 and 2012 were approximately $42,000 and $16,500, respectively.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

Note 1. Financial Statement Presentation (continued)

Tenant deposits

The Company requires tenants to pay a deposit at the beginning of each lease. This deposit may be used for unpaid lease obligations or repair of damages based on the Company’s determination. If the tenant has not defaulted on the lease, the Company will return the deposit to the tenant at the end of the lease.  The Company holds the tenant deposits for the properties under management.

Deferred revenue
The Company may require tenants to prepay rent. The prepaid rent is amortized over the term of the lease using the straight-line method.  Deferred revenue is $0 at April 30, 2013 and 2012.

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

Recent Accounting Pronouncement

In July 2013 the FASB issued Accounting Standard’s Update No. 2013-11-02 “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto as it is a presentation matter.

In July 2013 the FASB issued Accounting Standard’s Update No. 2013-11 “Income Taxes (Topic 740); Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” The update provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists and is expected to reduce diversity in practice. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto as it is a presentation matter.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

Note 2. Property and Equipment

Major classifications of property and equipment at April 30, 2013 and 2012 are summarized as follows:

	April 30,	April 30,
	2013	2012
Condominiums – rental properties	$-	$171,497
Less: accumulated depreciation	-	(10,645)
Rental properties, net of accumulated depreciation	$-	$160,852
Properties under development	$-	$-

The Company owned no and three condominiums as of April 30, 2013 and 2012, respectively.

	April 30,	April 30,
	2013	2012
Vehicles	$63,252	$22,350
Furniture	3,564	3,563
Office equipment	2,927	2,927
Total vehicles, furniture and equipment	69,742	28,840
Less: accumulated depreciation	(18,163)	(6,605)
Net carrying amount	$51,579	$22,235

Note 3. Residential Leases

As of April 30, 2013 the Company owned no renovated properties.  As of April 30, 2012 the Company leased three renovated properties.

Note 4. Receivable - Sale of Properties

On February 28, 2013 the Company sold 100% of its membership interest in one Michigan limited liability company, which held title to a property, to American Residential GAP, LLC (“ARG US”) pursuant to a Membership Interest Purchase Agreement, dated February 28, 2013 between the Company and ARG US.  The purchase price for the property was $110,000 of which $60,000 was received in cash on the closing date, $13,000 was paid from funds accumulated from rents held by Properties Management on behalf of ARG US and $37,000 plus interest at the rate of 9% per annum which was to be paid on or before June 30, 2013 as stated in a Promissory Note. In April 2013 the Company collected the $37,000 in cash thus the receivable relating to this sale is $0 at April 30, 2013.

On February 28, 2013 the Company and ARG US entered into a management agreement whereby the Company will manage, lease, operate, maintain and repair the property for which it receives a management fee of ten percent of the monthly rent. The Company has guaranteed rent, in accordance with the terms of the lease, through February 28, 2014 and has recorded a reserve in the amount of $5,500.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

Note 4. Receivable - Sale of Properties – (continued)

On December 11, 2012 the Company sold 100% of its membership interest in one Michigan limited liability company, which held title to a property, to ARG US pursuant to a Membership Interest Purchase Agreement, dated December 11, 2012 between the Company and ARG US.  The purchase price for the property was $95,000 of which $49,000 was received in cash on the closing date, $16,000 was paid from funds accumulated from rents held by Properties Management on behalf of ARG US and $30,000 plus interest at the rate of 9% per annum which was to be paid on or before June 30, 2013 as stated in a Promissory Note.  The Promissory Note and related interest were paid in full on January 15, 2013; and thus the receivable relating to this sale is $0 at April 30, 2013.

On December 15, 2012 the Company and ARG US entered into a management agreement whereby the Company will manage, lease, operate, maintain and repair the property for which it receives a management fee of ten percent of the monthly rent. The Company has guaranteed rents, in accordance with the terms of each lease, through December 15, 2013 and has recorded a reserve in the amount of $4,750.

On October 31, 2012 the Company sold 100% of its membership interest in one Michigan limited liability company, which held title to a property, to ARG US pursuant to a Membership Interest Purchase Agreement, dated October 31, 2012 (the “Agreement”), between the Company and ARG US.  The purchase price for the property was $45,000 which is recorded as a receivable as of October 31, 2012. In November 2012 the Company collected the $45,000 in cash; and thus the receivable relating to this sale is $0 at April 30, 2013.

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

On April 30, 2012 the Company sold 100% of its membership interest in five Michigan limited liability companies, which each held title to a property, to ARG US pursuant to a Membership Interest Purchase Agreement, dated as of April 30, 2012 between the Company and ARG US. The purchase price for the five properties was $384,000, of which $144,000 (gross contract amount) was paid in cash, and the balance evidenced by 48 American Residential Gap ApS (“ARG”) corporate bonds (as so termed under ARG’s corporate documents), of the nominal value of $5,000 per bond.  Of the bonds, 24 were debt obligations (“ARG debt obligation bonds”) in the principal amount of $5,000 each, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012, and 24 of the bonds were convertible into shares of ARG common stock, each bond being convertible into 5,000 shares of ARG common stock with a market value of $1.00 each (“ARG convertible share bonds”).  The outstanding ARG convertible share bonds were entirely converted to shares of ARG common stock at ARG’s annual general meeting held on June 29, 2012.  Following the transfer of six ARG debt obligation bonds and the rights to conversion shares for six ARG convertible share bonds in satisfaction of $60,000 of an April 30, 2012 interest payment due Rupes Futura AB on the Company’s outstanding $500,000 convertible debenture, and the sale of three ARG debt obligation bonds and three ARG convertible share bonds to an independent investor, the Company held 15 ARG debt obligation bonds and 75,000 shares of ARG common stock (issued following conversion of the 15 ARG convertible share bonds).  Henrick Sellman was a director and shareholder of ARG at that time and is a director of the Company.  ARG is the sole member of ARG US.  The cash portion is recorded as a receivable in the amount of $142,654 (net of settlement) as of April 30, 2012.  In May 2012 the cash was received.

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

During the year ended April 30, 2013 the Company sold three ARG debt obligation bonds in the amount of $15,000 and three ARG convertible share bonds (which were converted to converted to shares of ARG common stock at ARG’s annual general meeting held on June 29, 2012) in the amount of $15,000 to an independent investor totaling $30,000.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

Note 4. Receivable - Sale of Properties – (continued)

At April 30, 2013, the Company continues to hold 18 of the ARG new debt obligation bonds recorded as Note Receivable – ARG in the amount of $9,000 and 51,000 shares of ARG common stock recorded as Investment –non-marketable securities in the amount of $51,000. (See Notes 5, 6 and 19)

Effective April 30, 2012 the Company and ARG US entered into a management agreement whereby the Company will manage, lease, operate, maintain and repair the five properties for which it receives a management fee of ten percent of the monthly rent. The Company guaranteed rents, in accordance with the terms of each lease, which expired April 30, 2013. No amounts were required under this guarantee.

Note 5. Investment - Non-marketable Securitie

At April 30, 2013 the Company held 51,000 shares of ARG common stock with a total cost of $51,000. (see Notes 4 and 19)

Note 6.  Note Receivable – ARG

At October 31, 2012 the Company held 15 ARG debt obligation bonds in the principal amount of $75,000, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012.  Effective December 31, 2012 the Company waived its right to the interest payment on ARG’s bonds originally due on December 31, 2012, instead interest will be paid no later than December 31, 2013.   At April 30, 2013 the Company held 18 ARG debt obligation bonds in the principal amount of $9,000 bearing interest at the rate of 6% per annum until otherwise agreed by ARG and the Company, payable annually.

At April 30, 2012 the Company held eighteen ARG debt obligation bonds in the principal amount of $90,000, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012, and eighteen ARG convertible share bonds in the principal amount of $90,000 which were convertible into shares of ARG common stock, each bond being convertible into 5,000 shares of ARG common stock with a market value of $1.00 each (see Note 5). The corporate bonds balance totaled $9,000 and $180,000 at April 30, 2013 and April 30, 2012, respectively (See Notes 4 and 19).

Note 7. Note receivable - rental property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $7,300 as of April 30, 2013.  The note is due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum.

The Company sold one property on land contract in the year ended April 30, 2011.  The remaining balance of the note receivable was $0 as of April 30, 2013 down from approximately $75,600 as of April 30, 2012.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

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

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 - Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of April 30, 2013, the Company held certain financial instruments that are measured at cost on a recurring basis.  These consisted of non-marketable securities of $51,000 and a note receivable from ARG of $9,000. The cost of the non-marketable securities and note receivable from ARG approximate their fair value and are categorized as Level 3. See Note 19.

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

Interest is payable at an annual rate of 13.5%, payable annually in arrears in shares of Common Stock of the Company, valued at the Conversion Price (defined below) as of the due date of the interest payment or the Company, at its sole option, may elect to pay any interest payment on the Debenture in cash, such cash interest payment to be payable no later than one hundred eighty (180) days from the original interest payment due date. The Debenture is convertible in whole or in part into Common Stock at the option of RF at the Conversion Price at any time following the date that is two years from the Closing Date. If RF elects to convert any unpaid principal amount of the Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture. The conversion feature has intrinsic value of $75,000 that is recorded as debt discount and amortized over two years, the required holding period for RF, using the effective interest method. The effective interest rate on the Debenture as a result of the debt discounts noted above was 15.32% and 20.09 % which resulted in interest expense of $74,400 and $94,300 for the year ended April 30, 2013 and 2012, respectively.

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

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

Note 10.  Related Party Subscription Agreement

On July 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock, at a fixed price of $0.01023 per share, in three tranches: the Phase I tranche consisted of 5,767,350 shares of Common Stock to be purchased by EIG on or before July 16, 2009; the Phase II tranche of 43,108,504 shares to be purchased by EIG on or before December 31, 2009; and the Phase III tranche of 48,875,855 shares of Common Stock to be purchased by EIG on or before July 16, 2010. As of April 30, 2013 all of the Phase I and Phase II shares, and 39,100,684 shares of the Phase III tranche, have been purchased, and there is a remaining balance of $100,000 payable to complete payment of the Phase III purchase price.

Under a December 1, 2009 Amendment to the Subscription Agreement, EIG pays penalty interest at a rate of 13.5% per annum on the unpaid balance as of the final purchase date of the Phase III shares from that date to the date the shares are purchased.

As of April 30, 2013 the remainder of the Phase III purchase price and the applicable interest has been included in stockholders’ equity as amount due from subscriber under subscription agreement. The remaining balance of $100,000 and related interest have not been received prior to the issuance of the financial statements.

Note 11. Corporate Lease Agreement

On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company does not have a lease payment for the first 9 months of the lease agreement, and subsequent payments are as follows:

Year ending April 30,	Rental Amount
2014	28,714
2015	28,965
2016	12,069
Thereafter	-
$69,747

In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the April 30, 2013 balance sheet. During 2013 and 2012, the Company recorded $24,147 and $24,145, respectively, in rental expense as a result of this lease.

Note 12. Payable Under Management Agreement

ProGreenManagement has entered into management agreements with certain property owners to manage rental properties and under the terms of the agreements ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At April 30, 2013 and 2012 net rent amounts due totaled $12,500 and $4,030, respectively.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

Note 13. Obligations Under Capital Leases

The Company leases vehicles under capital leases expiring in various years though fiscal 2018.

The following is a schedule by year of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of April 30, 2013:

Year ending April 30,

2014	$13,711
2015	13,711
2016	8,152
2017	8,152
2018	3,397
Thereafter	-
Total minimum lease payments	47,123

Less amounts representing interest	(3,017)
Present value of future minum lease payments	$44,106

Total lease payments made in fiscal 2013 and 2012 were $12,851and $5,559, consisting of $11,426 and $4,369 principal and $1,425 and $ 1,190 interest, respectively.  Principal payments are shown on the Company’s Consolidated Statements of Cash Flow under Financing Activities.  Interest expense is included in the Company’s Consolidated Statements of Operations.

The cost of the vehicles in the amount of $63,252 and $22,350 at April 30, 2013 and 2012, respectively, is included in the Company’s Consolidated Balance Sheets as a component of vehicles, furniture and equipment, and is being depreciated over the estimated useful life of five years.  Depreciation expense of $10,604 and $4,469 is included in the Company’s Consolidated Statements of Operations for the years ended April 30, 2013 and 2012, respectively.

Note 14. Income Taxes

For tax purposes the Company has federal net operating loss (“NOL”) carryovers of $1,325,000 that are available to offset future taxable income. These NOL carryovers expire in the years 2030 and 2033. As a result of the Company’s reorganization, as further described in Note 1, the NOL carryovers generated prior to the reorganization are limited by Section 382 of the Internal Revenue Code resulting in no NOL carryover for the years prior to reorganization. Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

Note 14. Income Taxes (Cont.)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 30, 2013	April 30, 2012

Deferred tax assets:
NOL carryovers	$198,782	$137,300
Accrued interest	2,469	6,032
Accrued officer's wages	969
Discount on debenture	(1,680)	(2,624)
Depreciation	(1,307)	(1,316)
Stock compensation	6,056
Total deferred tax assets	205,289	139,392

Valuation allowance	$(205,289)	(139,392)
Net deferred tax assets	$-	$-

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

The reconciliation of income tax expense attributable to continuing operations computed at the U.S. federal statutory tax rates is the income tax expense recorded is as follows:

	April 30, 2013	April 30, 2012

Income tax at U.S. statutory rates	$(56,356)	$(34,645)
Effect of permanent differences	64	9,264
Increase in valuation allowance	65,897	2,081
Prior year provision to return adjustments	(9,605)	23,300
Income tax expense	$-	$-

The effective rate used for estimation of deferred taxes was 15% for the years ended April 30, 2013 and 2012.

The tax years that remain subject to taxing authorities’ examination at April 30, 2013 are 2008 through 2013.  The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provisions.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

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

Earnings (loss) per share have been computed based on the following:

	Twelve months	Twelve months
	ended	ended
	April 30,	April 30,
	2013	2012
Net loss	$(375,707)	$(230,964)
Average number of common shares outstanding used to calculate basic loss per share	104,329,703	104,312,217
Effect of dilutive subscribed shares	9,775,171	9,775,171
Average number of common shares outstanding used to calculate diluted earnings per share	114,104,874	114,087,388

Note 16. Commitments

The Company had one pending offer to purchase an additional property as of April 30, 2013.  The purchase was completed in May 2013.

Note 17. Amendments to Certificate of Incorporation

In October 8, 2009, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000, par value $.01 per share to 250,000,000, par value $.0001 per share, and also authorizing a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and authorizing the Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors.  As of April 30, 2013, no shares of preferred stock were issued and outstanding.

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

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2013

Note 18. Employee Stock Option Plan – (continued)

The vesting set forth  in the RSU Agreement  dated  December 3, 2012  is as follows: The interest of the holder of the RSU’s shall become non-forfeitable or vested as follows:  i)150,000  shall become Vested as of December 1, 2013, or such later date as of which the Common Stock Market Price shall have equaled or exceeded $0.15 per share; ii) 150,000 shall become Vested as of December 1, 2014, or such later date as of which the Common Stock Market Price shall have equaled or exceeded  $0.25 per share; iii) 150,000 of the RSU's shall become Vested as of December 1,2015, or such later date as of which the Common Stock Market Price shall have equaled or exceeded $0.35 per share; and iv) 150,000 of the RSU 's shall become Vested as of December 1, 2016, or such later date as of which the Common Stock Market Price shall have equaled or exceeded $0.45 per share.   The Agreement also requires the controller be the financial controller of the Company (or alternatively have been appointed an executive officer of the Company) as of the applicable Vesting Date and have been so engaged throughout the period beginning on the date of the Agreement and ending on the applicable Vesting Date and (b) that the common stock has traded for a period of twenty trading days at the market price as specified in Agreement.

As of April 30, 2013 compensation expense of $40,375 was recorded as follows:

Number of restricted stock units issued on June 1, 2012	4,200,000
Stock price on grant date	$0.03
Vesting Period	3 years
Estimated fair value at issuance	$126,000

June 1, 2012 through January 31, 2013 Compensation Expense	$28,000

Number of restricted stock units issued on December 3, 2012	600,000
Stock price on grant date	$0.03
Vesting Period	4years
Estimated fair value at issuance	$18,000

December 3, 2012 through January31, 2013 Compensation Expense	$750

Total compensation expense as of January 31, 2013	$28,750

Note 19. Subsequent Events

Management has evaluated subsequent events through August 13, 2013 the date on which the financial statements were available to be issued.

In May 2013 the Company purchased one property for development.

On May 30, 2013 the Company sold 18 ARG debt obligation bonds in the amount of $9,000and 51,000 ARG common shares with a total cost of $51,000 to Rupes Futura AB for $60,000, the agreed value between the parties. See Notes 4, 5 and 6.

On July 19, 2013, the Company entered into an Investment Agreement (“ARF Agreement”) with ARF, which provides generally for an intended investment of $3,000,000 by ARF for the purpose of acquisition of investment properties in the U.S. from the Company.  Under the Agreement, Progreen would be provided with 100% property acquisition and refurbishment financing by ARF, in the form of property loans secured by mortgages on the properties. Once the properties acquired have been reformed and updated to ProGreen standards and subsequently leased, showing a minimum initial return of 9.5% per annum to ARF, the properties would be acquired by ARF as income producing investment properties, managed by ProGreen.  Pursuant to the Agreement, ARF’s stated plan is to conduct an offering in Sweden to fund an intended investment of up to US$3,000,000 during 2013, with a maximum of 10% of such investment funds designated for subscription, at ARF’s sole option, to purchase Progreen common stock. See Note 1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A . Controls and Procedures.

As supervised by our board of directors and our Chief Executive and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our management in this evaluation has concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2013, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of internal control over financial reporting as of April 30, 2013. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that, as of April 30, 2013, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter of our April 30, 2013 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors, both as of as of July 22, 2012.

Name	Age	Title
Jan Telander	63	Chief Executive Officer, Chief Financial Officer and Director

Henrik Sellmann	58	Director

Christina M. Lombera	46	Secretary

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

Christina M. Lombera is the corporate Secretary of our Company and has, since inception, been the Principal Broker for ProGreen Realty, our real estate brokerage subsidiary.  With over twenty years experience as a paralegal in real estate, corporate, estate planning and litigation, Ms. Lombera has managed complex real estate and corporate transactions.  She has also handled a wide variety of document preparations, due diligence and corporate governance, as well as extensive legal research, writing and estate planning. Ms Lombera is a member of the State Bar of Michigan, Legal Assistants Chapter.  Ms. Lombera has also been a licensed real estate consultant since 1998 and has negotiated, directed and closed voluminous real estate transactions ranging from single-family purchases, sales and leases, to complex multi-family and commercial real estate sales and acquisitions. As our Principal Broker, Ms. Lombera provides a broad spectrum of real estate knowledge, expertise and experience. A native of Oakland County, Michigan, Ms. Lombera is familiar with ProGreen’s target real estate market, and utilizes a hands-on approach in locating, evaluating, negotiating, and closing real estate acquisitions on behalf of ProGreen.  Ms. Lombera is a dedicated ProGreen Team member.  Ms. Lombera graduated as a paralegal with a Business Degree from Cañada College, California in 1993.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. For the fiscal year ended April 30, 2013, we believe that all required filings under Section 16(a) have been made by our officers and directors.

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

Item 11. Executive Compensation.

Summary Compensation Table
The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal years 2013, 2012, and 2011 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa-tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)		Total ($) (j)
Jan Telander, CEO (1)	2013	$96,000			$90,000			$21,900	(1)	$207,900
	2012	$32,000								$32,000
	2011	$31,424								$31,424

(1)	Mr. Telander was paid a $21,900 housing allowance in fiscal 2013.

Stock Options Granted and Director Compensation in the Year Ended April 30, 2013

The following table sets forth equity awards held by our executive officers the close of our fiscal year ended April 30, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)		(i)	(j)
Jan Telander		3,000,000	(1)				3,000,000	$60,000	*

*      Based on the market price of the Company’s common stock on July 24, 2013.

Director Compensation

The following table sets forth compensation received as director compensation in the fiscal year ended April 30, 2013.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Henrik Sellman			$18,000	(1)				$18,000

(1)	Grant of Restricted Stock Units

Effective June 1, 2012, our Board of Directors approved the award of restricted stock units under the Plan to our two directors and one employee as follows: an award of 3,000,000 restricted stock units to the Company’s Chief Executive Officer, Jan Telander; an award of 600,000 restricted stock units to Henrik Sellmann, a director of the Company; and an award of 600,000 restricted stock units to the Secretary of the Company who is the manager of our real estate subsidiary.

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

Employee Benefit Plans

On April 30, 2012, the Board of Directors of the Company adopted and approved the Company’s 2012 Employee Stock Option Plan (the “Plan”), which has been approved by our stockholders.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of July 24, 2013 by the following individuals or groups:

•	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and named executive officers as a group.

The percentage of beneficial ownership in the following table is based upon 104,329,703 shares of common stock outstanding as of July 24, 2013.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding

Jan Telander (1) 380 North Old Woodward Ave., S. 226 Birmingham, MI 48009	85,950,618	82.12%

Henrik Sellmann (2) 380 North Old Woodward Ave., S. 226 Birmingham, MI 48009	2,660,852	2.55%

All officers and directors as a group	88,339,170	84.67%

(1)
Mr. Jan Telander owns an aggregate of 85,950,618 shares beneficially, of which 271,500 are owned directly and 85,679,118 shares are owned indirectly through EIG Capital, Ltd., a controlled corporation. EIG Capital is the sole stockholder of EIG Venture Capital, Ltd., EIG Capital Investments, Ltd. and Sofcon, Ltd., which own directly 84,804,436, 497,197 and 377,485 shares of the Company's common stock, respectively.  On June 1, 2012, the Company’s Board of Directors approved an award of 3,000,000 restricted stock units to Mr. Telander (see description of terms in Item 13 below).

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

As of April 30, 2013 all of the Phase I and Phase II shares have been purchased and 39,100,684 shares of the Phase III tranche.

On June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. As of July 30, 2013, the remainder of Phase III and interest has not been paid.  These amounts are reflected as amount due from related party subscriber under subscription receivable in the accompanying balance sheet. The remaining balance of $100,000 had not been received prior to the issuance of the financial statements and has been included in stockholders’ equity as amount due from subscriber under subscription agreement.

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

Effective December 31, 2012, following a ten-for-one split of outstanding ARG debt obligation bonds, the Company converted 105 of the debt obligation bonds into 52,500 ARG common shares.  Effective December 31, 2012 the Debenture was amended, and the Company transferred 27 of the new debt obligation bonds in the amount of $13,500, 76,500 ARG common shares and accrued interest on the bonds in the amount of $1,800, totaling an agreed upon value of $91,800 in payment of the interest due Rupes Futura AB on the Debenture as of December 31, 2012.

Sale of Interests in American Residential Gap ApS

Pursuant to an Agreement, dated May 30, 2013, between the Company and Rupes Futura AB, the Company sold 18 ARG debt obligation bonds and 51,000 ARG common shares to Rupes Futura AB for $60,000, the agreed value between the parties.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided by Baker Tilly Virchow Krause, LLC for our fiscal years ended April 30, 2013 and 2012.

	2013	2012
Audit Fees	$37,000	$32,500
Audit-related Fees
Tax Fees	$8,800	14,470
All Other Fees

Total Fees	$45,800	$46,970

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2013 and 2012.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2013 and 2012, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2013 and 2012.

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

10.13
Membership Interest Purchase Agreement made and entered into effective April 30, 2012,  by and  among the Company, American Residential Gap LLC, and Progreen Properties III LLC; Progreen Properties VII, LLC; Progreen Properties VIII LLC; Progreen Properties IX LLC; and Progreen Properties XI, LLC [including Assignment of Membership Interest by the Company, dated April 30, 2012; Assignment and Assumption of Leases, dated as of May 1, 2012, between the Company and American Residential Gap LLC; one-year Lease Guaranty of the Company, dated as of May 1, 2012.  (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 30, 2013.)

10.14
Management Agreement, made and entered into as of April 30, 2012, by and between Progreen Properties Management LLC and American Residential Gap LLC.  (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 30, 2013.)

10.15	Agreement, dated May 30, 2013, between the Company and Rupes Futura AB, for the Sale of Investment Units in American Residential Gap ApS, filed herewith.
14.1	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 31, 2006.)
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.**

* Filed herewith
** Furnished herewith

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

PROGREEN PROPERTIES, INC

Date: August 13, 2013	By:	/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on August 13, 2013.

/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief
Financial Officer and Director

By:	/s/ Henrik Sellmann
Henrik Sellmann, Director