Form 10-Q
period 2013-07-31
ProGreen Properties, Inc.
filed 2013-09-23
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 104,329,703 as of September 14, 2013.

PROGREEN PROPERTIES, INC.

ProGreen Properties, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2013.

The results of operations for the three months ended July 31, 2013 and 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.

Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2013	2013
	(Unaudited)
Assets

Cash	$91,091	$152,318
Properties under development	54,186	-
Accounts receivable	2,869	6,007
Accrued interest receivable	1,455	1,380
Investment - non-marketable securities	-	51,000
Note receivable - ARG	-	9,000
Note receivable - rental property	6,550	7,325
Prepaid expenses	-	666
Deposits	5,000	6,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $21,561 and $18,163	48,181	51,579
Total assets	$209,332	$285,275

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	$90,332	$63,693
Accrued interest	33,473	16,459
Payable under management agreement	23,814	12,457
Obligations under capital leases	41,092	44,106
Tenant deposits	11,137	11,137
Convertible debenture payable to related party, net of unamortized discount of $9,529 and $11,224	490,471	488,776
Total liabilities	690,319	636,628
Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 104,329,703 outstanding at April 30, 2013 and April 30, 2012	10,433	10,433
Additional paid in capital	3,077,735	3,062,707
Less: amount due from related party subscriber under subscription agreement	(141,092)	(137,689)
Accumulated deficit	(3,428,063)	(3,286,804)
Total stockholders' deficit	(480,987)	(351,353)
Total liabilities and stockholders' (deficit) equity	$209,332	$285,275

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended
	July 31,
	2013	2012
Revenues:
Rental revenue	$-	$8,330
Commissions revenue	1,500	1,000
Management fee revenue	2,998	1,620
Other income	100	4,800
Total Revenue	$4,598	$15,750
Expenses:
Rental property operating costs	-	20,469
Advertising	5,782	10,529
Depreciation	3,398	2,814
Compensation Expense	11,625	7,000
General & administrative	58,191	61,413
Other expenses	2,177	1,016
Professional fees	45,711	26,829
Total operating expenses	$126,884	$130,070

Operating loss	(122,286)	(114,320)
Other expenses and income:
Interest expense	(19,184)	(18,769)
Interest income	211	2,886
Loss before income tax expense	$(141,259)	$(130,203)
Deferred income tax expense	$-	-
Net Loss	$(141,259)	$(130,203)
Net loss per share - basic	$-	$-
Net loss per share - diluted	$-	$-
Weighted average shares outstanding - basic and fully diluted	104,329,703	104,329,703

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statement of Stockholders' (Deficit)/Equity
(UNAUDITED)

	Number of			Amount Due
	Shares		Additional	Under		Net
	Issued and	Common	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Capital	Agreement	Deficit	(Deficit) Equity

Balance at April 30, 2012	104,329,703	$10,433	$3,008,832	$(124,189)	$(2,911,097)	$(16,021)

Amount due from subscriber under subscription agreement			13,500	(13,500)
Amount due under restricted stock unit agreement			40,375			40,375
Net loss					(375,707)	(375,707)
Balance at April 30, 2013	104,329,703	$10,433	$3,062,707	$(137,689)	$(3,286,804)	$(351,353)

Amount due from subscriber under subscription agreement			3,403	(3,403)
Amount due under restricted stock unit agreement			11,625			11,625
Net loss					(141,259)	(141,259)
Balance at July 31, 2013	104,329,703	$10,433	$3,077,735	$(141,092)	$(3,428,063)	$(480,987)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Three Months Ended
	July 31,
	2013	2012
Cash provided by (used in) operating activities
Net loss	$(141,259)	$(130,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	11,625	7,000
Depreciation and amortization	3,398	2,813
Amortization of discounts on debenture to related party	1,695	1,460
Acquisition and development of properties	(54,186)	(20,460)
Proceeds from sale of properties	-	142,654
Changes in operating assets and liabilities:
Accounts receivable	3,138	(1,131)
Accrued interest receivable	(75)	(1,125)
Note receivable	775	87
Prepaid expenses	666	736
Deposits	1,000	(1,000)
Accounts payable and accrued expenses	43,653	2,120
Payable under management agreement	11,357	(1,805)
Cash provided by (used in) operating activities	(118,213)	1,146

Cash provided by (used in) investing activities
Proceeds from sale of investment notes	60,000	30,000
Cash provided by investing activities	60,000	30,000

Cash provided by (used in) financing activities
Decrease in obligations under capital leases	(3,014)	(1,117)
Cash (used in) financing activities	(3,014)	(1,117)

Net change in cash	(61,227)	30,029

Cash at beginning of period	152,318	12,984
Cash at end of period	$91,091	$43,013
Supplemental information:

Cash paid for interest	$475	$273
Cash paid for income taxes	$-	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
Unaudited

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2013 (the “Annual Report”).  The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three month period ended July 31, 2013, are not necessarily indicative of the results that may be expected for the year ending April 30, 2014.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report.  These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements.  There were no significant changes to these accounting policies during the three months ended July 31, 2013, and the Company does not expect the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended July 31, 2013, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009. Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $118,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of July 31, 2013, the Company has approximately $91,000 in cash.

In the quarter ended July 31, 2013 the Company has recently financed a portion its operations through the sale of its investment notes and securities in the amount of $60,000.  Also, during the current quarter the Company spent approximately $54,000 to acquire and develop one property.  The Company does not expect to receive revenues to cover its costs of property acquisitions in the near future and will require external financing to continue acquisitions and sales of properties. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

On July 19, 2013, the Company entered into an Investment Agreement (“AMREFA Agreement”) with American Residential Fastigheter AB (“AMREFA), which provides generally for an intended investment of $3,000,000 by AMREFA for the purpose of acquisition of investment properties in the U.S. from the Company.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
Unaudited

Note 1. Financial Statement Presentation (continued)

Advertising costs
Advertising costs are expensed as incurred. Total advertising expenditures for the three months ended July 31, 2013 and 2012 were $5,800 and $10,500 respectively.

Reclassifications
Certain amounts in previous periods have been reclassified to conform to 2014 classifications.

Note 2. Rental Properties and Properties under Development

Rental properties and properties under development at July 31, 2013, and April 30, 2013 are summarized as follows:

	July 31,	April 30,
	2013	2013
Condominiums – rental properties	$-	$-
Less: accumulated depreciation	-	-
Rental properties, net of accumulated depreciation	$-	$-
Properties under development	$54,186	$-

The Company owned no rental condominiums as of July 31, 2013 and April 30, 2013.  The Company owned one and no condominiums under development as of July 31, 2013 and April 30, 2013, respectively.

Note 3. Property and Equipment

Major classifications of property and equipment at July 31, 2013, and April 30, 2013 are summarized as follows:

	July 31,	April 30,
	2013	2013
Vehicles	$63,252	$63,252
Furniture	3,563	3,563
Office equipment	2,927	2,927
Total vehicles, furniture and equipment	69,742	69,742
Less: accumulated depreciation	(21,561)	(18,163)
Net carrying amount	$48,181	$51,579

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
Unaudited

Note 4. Residential Leases

As of July 31, 2013 and April 30, 2013 the Company owned no renovated leased properties.

Note 5. Investment - Non-marketable Securities

At July 31, 2013 and April 30, 2013 the Company held 0 and 51,000 shares of ARG common stock with a total cost of $0 and $51,000, respectively.

Note 6.  Note Receivable – ARG

At October 31, 2012 the Company held 15 ARG debt obligation bonds in the principal amount of $75,000, due in five years and bearing interest at the rate of 6% per annum, payable quarterly commencing December 31, 2012.  Effective December 31, 2012 the Company waived its right to the interest payment on ARG’s bonds originally due on December 31, 2012, instead interest was to be paid no later than December 31, 2013.   The bonds were sold in the first quarter of fiscal 2014 and the related interest due was collected.  At July 31, 2013 and April 30, 2013 the Company held 0 and 18 ARG debt obligation bonds in the principal amount of $0 and $9,000, respectively.

Note 7. Note Receivable - Rental Property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $6,550 and $7,300 as of July 31, 2013 and April 30, 2013, respectively.  The note is due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum.

Note 8. Payable Under Management Agreement

ProGreen Management has entered into management agreements with certain property owners whereby the Company manages, leases, operates, maintains and repairs the properties for which it receives a management fee of ten percent of the monthly rent.  ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At July 31, 2013 and April 30, 2013 net rent amounts due totaled $23,800 and $12,500, respectively.

In addition, for certain properties the Company has guaranteed rents, in accordance with the terms of each lease, through various dates though February 1, 2014.  In connection with the guarantees the Company has recorded a liability totaling $13,300 and $12,500 as of July 31, 2013 and April 30, 2013, respectively which are included in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheet.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
Unaudited

Note 9. Obligations Under Capital Leases

The Company leases vehicles under capital leases expiring in various years though fiscal 2018.

The following is a schedule by year of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of July 31, 2013:

Year ending April 30,

2014	$10,283
2015	13,711
2016	8,152
2017	8,152
2018	3,397
Thereafter	-
Total minimum lease payments	43,695

Less amounts representing interest	(2,603)
Present value of future minimum lease payments	$41,092

Total lease payments made in the quarters ended July 31, 2013 and 2012 were $3,428 and $1,390, consisting of $3,014 and $1,141 principal and $414 and $249 interest, respectively. Principal payments are shown on the Company’s Unaudited Condensed Consolidated Statements of Cash Flow under Financing Activities. Interest expense is included in the Company’s Unaudited Condensed Consolidated Statements of Operations.

The cost of the vehicles in the amount of $63,252 at July 31, 2013 and April 30, 2013, is included in the Company’s Unaudited Condensed Consolidated Balance Sheets as a component of vehicles, furniture and equipment, and is being depreciated over the estimated useful life of five years. Depreciation expense of $3,163 and $1,127 is included in the Company’s Unaudited Condensed Consolidated Statements of Operations for the three months ended July 31, 2013 and July 31, 2012, respectively.

Note 10. Corporate Lease Agreement

On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company does not have a lease payment for the first 9 months of the lease agreement, and subsequent payments are as follows:

Year ending April 30,	Rental Amount
2014	$28,714
2015	28,965
2016	12,069
Thereafter	-
$69,748

In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the July 31, 2013 balance sheet.  The Company recorded $6,036 rental expense as a result of the lease for each of the three months ended July 31, 2013 and 2012.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
Unaudited

Note 11. Related Party Secured Convertible Debenture Agreement

The effective interest rate on the convertible debenture payable to a related party as a result of discounts was 15.16% and 15.19% which resulted in interest expense of $18,700 and $18,500 for the three months ended January 31, 2013 and 2012, respectively.  Accrued interest due totaled $33,500 and $16,500 at July 31, 2013 and April 30, 2013, respectively.

Note 12. Related Party Subscription Agreement

In connection with the related party Subscription Agreement, as of July 31, 2013 and April 30, 2013 the remainder of the purchase price and the applicable interest have been included in stockholders’ equity as amount due from subscriber under subscription agreement. The remaining balance of $100,000 and related interest have not been received prior to the issuance of the financial statements.

Note 13. Income Taxes

The Company has not recorded any income tax benefit for the three months ended July 31, 2013 and 2012.  The Company has recorded an income tax valuation allowance equal to the benefit of its income tax carry forward because of the uncertainty relating to the Company’s ability to utilize the Net Operating Loss carry forward.

Note 14.  Loss per Share

Basic net income (loss) per share is computed using the weighted average number of common stock outstanding during each period. Diluted net income per share is computed using the weighted average number of common stock outstanding during each period and any dilutive potential common shares.  Diluted net loss per common share is computed using the weighted average number of common stock outstanding and excludes all dilutive potential common shares because  the Company is in a net loss position and their inclusion would be antidilutive.

Note 15. Commitments

The Company has no pending offers to purchase additional properties as of July 31, 2013.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
Unaudited

Note 16. Employee Stock Option Plan

Restricted Stock Units

Under the 2012 Employee Stock Option Plan the Company has awarded 4,800,000 restricted stock units (“RSUs”) to certain employees, officers, directors and consultants. As of July 31, 2013 compensation expense relating to these RSUs of $11,625 was recorded as follows:

Number of restricted stock units issued on June 1, 2012	4,200,000
Stock price on grant date	$0.03
Vesting period	3 years
Estimated fair value at issuance	$126,000

May 1, 2013 through July 31, 2013 compensation expense	$10,500

Number of restricted stock units issued on December 3, 2012	600,000
Stock price on grant date	$0.03
Vesting period	4 years
Estimated fair value at issuance	$18,000

May 1, 2013 through July 31, 2013 compensation expense	$1,125

Total compensation expense as of July 31, 2013	$11,625

Note 17. Subsequent Events

Management has evaluated subsequent events through September 20, 2013 the date on which the financial statements were available to be issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We will have to raise additional capital to continue to purchase residential properties and to expand our property portfolio by purchasing large-scale multi-family properties. We have no firm third party commitments for the capital we will require for these planned investments, although in fiscal 2013 we concluded a working agreement, resulting in the sale of eight properties, with one group, and on July 19, 2013, we entered into an Investment Agreement (the “Agreement”) with American Residential Fastigheter AB (“AMREFA”), a company formed under the laws of Sweden, which provides generally for an intended investment of $3,000,000 by AMREFAfor the purpose of acquisition of investment properties in the U.S. from the Company.  Under the Agreement, Progreen would be provided with 100% property acquisition and refurbishment financing by AMREFA, in the form of property loans secured by mortgages on the properties. Once the properties acquired have been reformed and updated to ProGreen standards and subsequently leased, showing a minimum initial return of 9.5% per annum to AMREFA, the properties would be acquired by AMREFA as income producing investment properties, managed by ProGreen.  Pursuant to the Agreement, AMREFA’s stated plan is to conduct an offering in Sweden to fund an intended investment of up to US$3,000,000 during 2013, with a maximum of 10% of such investment funds designated for subscription, atAMREFA’s sole option, to purchase Progreen common stock.

RESULTS OF OPERATIONS

Quarter Ended July 31, 2013 Compared to Quarter Ended July 31, 2012

During the quarter ended July 31, 2013, we incurred a net loss of approximately $141,300 compared to a net loss of approximately $130,200 for the quarter ended July 31, 2012.  Revenue decreased approximately $11,200 from the quarter ended July 31, 2013 compared to the quarter ended July 31, 2012.  Revenue decreased mainly due to a decrease in rental revenue from approximately $8,300 in the quarter ended July 31, 2012 to $0 in the quarter ended July 31, 2013.  The Company held no rental properties in the current quarter as compared to three rental properties in the quarter ended July 31, 2012.  Revenue also decreased approximately $4,700 over the comparable quarters due to a decrease in other income relating to property upgrades charged in the quarter ended July 31, 2012 with no such charges in the current quarter. Revenue increased approximately $1,400 as the Company earned management fees of approximately $3,000 for the three months ended July 31, 2013 as compared with approximately $1,600 for the comparable period in 2012. This increase is the result of the management agreements the Company has entered into to manage some of the sold properties.

There have been fluctuations in certain expenses in the three months ended July 31, 2013, as compared to the three months ended July 31, 2012.  Rental property operating costs decreased from approximately $20,500 for the quarter ended July 31, 2012 to $0 for the quarter ended July 31, 2013 as there were no rental properties in the current quarter.

Advertising decreased approximately $4,700 as there was a decrease in available rental properties.  Compensation expense increased approximately $4,600 from the comparable period as a result of the award of additional restricted stock units in the third quarter of fiscal 2013.

General and administrative fees decreased approximately $3,200 for the quarter ended July 31, 2013 as compared to the same period of the prior quarter due to decreased activity in the current quarter.   Professional fees increased approximately $18,900 mainly attributable to legal services relating to drafting the AMREFA agreement and other professional consulting services for the three months ended July 31, 2013 as compared to the comparable the three months ended July 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2013, we had total assets of approximately $209,300, compared to total assets of approximately $285,300 at April 30, 2013. The decrease in total assets was due to the following: Investment - non-marketable securities decreased $51,000 and Note Receivable ARG decreased $9,000 as the Company sold 18 ARG debt obligation bonds in the amount of $9,000 and 51,000 ARG common shares with a total cost of $51,000 to Rupes Futura AB for $60,000, the agreed value between the parties.   These decreases were partially offset by an increase of approximately $54,200 in properties under development as the Company purchased and is upgrading one property in the current quarter.

Cash decreased from approximately $152,300 as of April 30, 2013 to approximately $91,100 as of July 31, 2013.  At July 31, 2013, we had stockholders’ deficit of approximately $481,000 compared to deficit of approximately $351,300 as of April 30, 2013.  The increase in stockholders’ deficit was primarily due to net operating losses of approximately $141,300 offset by amount due under restricted stock units of approximately $11,600 in the three month period ended July 31, 2013.

Rental property

The Company held no rental properties as of July 31, 2013 or April 30, 2013.  As of July 31, 2013, the Company held one property under development.

Properties under development

In May 2013 the Company purchased one property for development, which was held for development as of July 31, 2013.

Cash

Cash decreased approximately $61,200 for the three months ended July 31, 2013.   The Company received $60,000 in proceeds from the sale of investments and securities.  The Company invested approximately $54,200 in properties underdevelopment, expended approximately $64,000 to fund operations and repaid $3,000 on obligations under capital leases.

Note receivable - rental property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company, which is recorded as a note receivable with a balance of $6,600 as of July 31, 2013.  The note is due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum.

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

In the current fiscal year, management expects to satisfy capital needs of the Company for the purchase and sale of renovated condominiums and purchase of remaining shares under the subscription agreement described above to be approximately $3,000,000.  For continued purchases of properties for renovation, we are looking to AMREFA and other financing sources to provide the necessary capital.  With any purchases of larger apartment complex properties, we estimate that we will be required to find investment partners to provide financing in the range of $5 million to $25 million over the next 12-24 months.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the discussion of the Company’s accounting policies included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2013. We consider the following accounting policies to be the most critical going forward:

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

Dated: September 20, 2013

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