Form 10-Q
period 2013-10-31
ProGreen Properties, Inc.
filed 2013-12-23
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 104,329,703 as of December 23, 2013.

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

The results of operations for the three and six months ended October 31, 2013 and 2012 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2013	2013
Assets	(Unaudited)

Cash	$47,690	$152,318
Accounts receivable	3,419	6,007
Accrued interest receivable	-	1,380
Investment - non-marketable securities	-	51,000
Note receivable - ARG	-	9,000
Note receivable - rental property	6,257	7,325
Prepaid expenses	2,650	666
Deposits	5,000	6,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $24,959 and $18,163	44,783	51,579
Total assets	$109,799	$285,275

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	$77,553	$63,693
Accrued interest	50,486	16,459
Payable under management agreement	12,924	12,457
Obligations under capital leases	38,044	44,106
Tenant deposits	11,137	11,137
Convertible debenture payable to related party, net of unamortized discount of $7,833 and $11,224	492,167	488,776
Total liabilities	682,311	636,628
Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 104,329,703 outstanding
at October 31, 2013 and April 30, 2012	10,433	10,433
Additional paid in capital	3,092,763	3,062,707
Less: amount due from related party subscriber under subscription agreement	(144,495)	(137,689)
Accumulated deficit	(3,531,213)	(3,286,804)
Total stockholders' deficit	(572,512)	(351,353)
Total liabilities and stockholders' deficit	$109,799	$285,275

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Revenues:
Condominium Sales	$85,000	$105,000	$85,000	$105,000
Rental revenue	-	9,450	-	17,780
Commissions revenue	-	-	1,500	1,000
Management fee revenue	2,992	2,941	5,990	4,561
Other income	-	100	100	4,900
Total Revenue	$87,992	$117,491	$92,590	$133,241
Expenses:
Cost of property sales	67,916	65,048	67,916	65,048
Rental property operating costs	(1,763)	4,602	(1,293)	25,071
Reserve for rent guarantee	850	-	850	2,250
Advertising	5,029	11,858	10,811	22,387
Depreciation	3,398	4,431	6,796	7,245
Compensation expense	11,625	10,500	23,250	17,500
General & administrative	47,736	61,461	105,927	120,624
Other expenses	-	468	1,706	1,484
Professional fees	37,044	61,380	82,755	88,209
Total operating expenses	$171,834	$219,748	$298,718	$349,818

Operating loss	(83,842)	(102,257)	(206,128)	(216,577)
Other expenses and income:
Interest expense	(19,474)	(18,813)	(38,658)	(37,582)
Interest income	166	2,779	377	5,665
Loss before income tax expense	$(103,150)	$(118,291)	$(244,409)	$(248,494)
Deferred income tax expense	$-	-	-	-
Net Loss	$(103,150)	$(118,291)	$(244,409)	$(248,494)
Net loss per share - basic	$-	$-	$-	$-
Net loss per share - diluted	$-	$-	$-	$-
Weighted average shares outstanding - basic and fully diluted	104,329,703	104,329,703	104,329,703	104,329,703

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statement of Stockholders' (Deficit)/Equity
(UNAUDITED)

	Number of			Amount Due		Net
	Shares		Additional	Under		Stockholders'
	Issued and	Common	Paid In	Subscription	Accumulated	(Deficit)
	Outstanding	Stock	Capital	Agreement	Deficit	Equity

Balance at April 30, 2012	104,329,703	$10,433	$3,008,832	$(124,189)	$(2,911,097)	$(16,021)

Amount due from subscriber under subscription agreement			13,500	(13,500)
Amount due under restricted stock unit agreement			40,375			40,375
Net loss					(375,707)	(375,707)
Balance at April 30, 2013	104,329,703	$10,433	$3,062,707	$(137,689)	$(3,286,804)	$(351,353)

Amount due from subscriber under subscription agreement			6,806	(6,806)
Amount due under restricted stock unit agreement			23,250			23,250
Net loss					(244,409)	(244,409)
Balance at October 31, 2013	104,329,703	$10,433	$3,092,763	$(144,495)	$(3,531,213)	$(572,512)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Cash Flows
(UNAUDITED)
	Six Months Ended
	October 31,
	2013	2012
Cash provided by (used in) operating activities
Net loss	$(244,409)	$(248,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	23,250	17,500
Depreciation and amortization	6,796	7,245
Loss(gain) on sale of properties	(17,084)	(39,952)
Amortization of discounts on debenture to related party	3,391	2,943
Acquisition and development of properties	(67,916)	(20,460)
Proceeds from sale of properties	58,000	193,419
Changes in operating assets and liabilities:
Accounts receivable	2,588	(5,682)
Accrued interest receivable	1,380	(2,250)
Note receivable	1,068	75,603
Prepaid expenses	(1,984)	3,246
Deposits	1,000	(1,000)
Accounts payable and accrued expenses	47,887	55,502
Payable under management agreement	27,467	(4,030)
Cash provided by (used in) operating activities	(158,566)	33,590

Cash provided by (used in) investing activities
Purchase of vehicles, furniture and equipment	-	(40,902)
Proceeds from sale of investment notes	60,000	30,000
Cash provided by (used in) investing activities	60,000	(10,902)

Cash provided by (used in) financing activities
Increase (decrease) in obligations under capital leases	(6,062)	35,032
Cash provided by (used in) financing activities	(6,062)	35,032

Net change in cash	(104,628)	57,720

Cash at beginning of period	152,318	12,984
Cash at end of period	$47,690	$70,704
Supplemental information:
Noncash transaction: payment from accumulated rent due	$27,000	$-
Cash paid for interest	$1,240	$590
Cash paid for income taxes	$-	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
Unaudited

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”)for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2013 (the “Annual Report”).  The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three and six month periods ended October 31, 2013, are not necessarily indicative of the results that may be expected for the year ending April 30, 2014.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report.  These accounting policies conform to U.S.GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements.  There were no significant changes to these accounting policies during the six months ended October 31, 2013, and the Company does not expect the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended October 31, 2013, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009. Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $159,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of October 31, 2013, the Company has approximately $48,000 in cash.

In the six months ended October 31, 2013 the Company financed a portion its operations through the sale of its investment notes and securities in the amount of $60,000.  Also, during the six months ended October 31, 2013 the Company spent approximately $68,000 to acquire and develop one property which was sold in the current quarter with cash proceeds of $58,000.  The Company does not expect to receive revenues to cover its costs of property acquisitions in the near future and will require external financing to continue acquisitions and sales of properties. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
Unaudited

Note 1. Financial Statement Presentation (continued)

On July 19, 2013, the Company entered into an Investment Agreement (“AMREFA Agreement”) with American Residential Fastigheter AB (“AMREFA), which provides generally for an intended investment of up to $3,000,000 by AMREFA for the purpose of acquisition of investment properties in the U.S. from the Company.

AMREFA has received funding commitments so that it would be able by December 31, 2013, to accomplish an initial investment in Progreen of $275,000.

Reclassifications
Certain amounts in previous periods have been reclassified to conform to 2014 classifications.

Note 2. Rental Properties and Properties under Development

There were no rental properties or properties under development at October 31, 2013, and April 30, 2013.

Note 3. Residential Leases

As of October 31, 2013 and April 30, 2013 the Company owned no renovated leased properties.

Note 4. Note Receivable - Rental Property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $6,300 and $7,300 as of October 31, 2013 and April 30, 2013, respectively.  The note is due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum.

Note 5. Payable Under Management Agreement

ProGreen Management has entered into management agreements with certain property owners whereby the Company manages, leases, operates, maintains and repairs the properties for which it receives a management fee of ten percent of the monthly rent.  ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At October 31, 2013 and April 30, 2013 net rent amounts due totaled $12,900 and $12,500, respectively.

In addition, for certain properties the Company has guaranteed rents, in accordance with the terms of each lease, through various dates though November 1, 2014.  In connection with the guarantees the Company has recorded reserves totaling $9,850 and $12,500 as of October 31, 2013 and April 30, 2013, respectively which are included in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheet.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
Unaudited

Note 6. Obligations Under Capital Leases

The Company leases vehicles under capital leases expiring in various years though fiscal 2018.

The following is a schedule by year of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of October 31, 2013:

Year ending April 30,

2014	$6,856
2015	13,711
2016	8,152
2017	8,152
2018	3,397
Thereafter	-
Total minimum lease payments	40,268

Less amounts representing interest	(2,224)
Present value of future minum lease payments	$38,044

Total lease payments made in the six months ended October 31, 2013 and 2012 were $6,856 and $3,459 consisting of $6,055 and $2,889 principal and $801 and $570 interest, respectively. Principal payments are shown on the Company’s Unaudited Condensed Consolidated Statements of Cash Flow under Financing Activities. Interest expense is included in the Company’s Unaudited Condensed Consolidated Statements of Operations.

The cost of the vehicles in the amount of $63,252 at October 31, 2013 and April 30, 2013, is included in the Company’s Unaudited Condensed Consolidated Balance Sheets as a component of vehicles, furniture and equipment, and is being depreciated over the estimated useful life of five years. Depreciation expense of $6,326 and $4,281 is included in the Company’s Unaudited Condensed Consolidated Statements of Operations for the six months ended October 31, 2013 and October 31, 2012, respectively.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
Unaudited

Note 7. Corporate Lease Agreement

The Company recorded $12,073 rental expense as a result of its office lease for each of the six months ended October 31, 2013 and 2012.

Note 8. Related Party Secured Convertible Debenture Agreement

The effective interest rate on the convertible debenture payable to a related party as a result of discounts was 15.13% and 15.19% which resulted in interest expense of $37,400 and $37,600 for the six months ended October 31, 2013 and 2012, respectively.  Accrued interest due totaled $50,500 and $16,500 at October 31, 2013 and April 30, 2013, respectively.

Note 9. Related Party Subscription Agreement

In connection with the related party Subscription Agreement, as of October 31, 2013 and April 30, 2013 the remainder of the purchase price and the applicable interest have been included in stockholders’ equity as amount due from subscriber under subscription agreement. The remaining balance of $100,000 and related interest have not been received prior to the issuance of the financial statements.

Note 10. Income Taxes

The Company has not recorded any income tax benefit for the six months ended October 31, 2013 and 2012.  The Company has recorded an income tax valuation allowance equal to the benefit of its income tax carry forward because of the uncertainty relating to the Company’s ability to utilize the Net Operating Loss carry forward.

Note 11. Loss per Share

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

Note 12. Commitments

The Company has no pending offers to purchase additional properties as of October 31, 2013.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
Unaudited

Note 13. Employee Stock Option Plan

Restricted Stock Units

Under its 2012 Employee Stock Option Plan the Company has awarded 4,800,000 restricted stock units (“RSUs”) to certain employees, officers, directors and consultants. As of October 31, 2013 compensation expense relating to these RSUs of $23,250 was recorded as follows:

Number of restricted stock units issued on June 1, 2012	4,200,000
Stock price on grant date	$0.03
Vesting Period	3 years
Estimated fair value at issuance	$126,000

May 1, 2013 through October 31, 2013 Compensation Expense	$21,000

Number of restricted stock units issued on December 3, 2012	600,000
Stock price on grant date	$0.03
Vesting Period	4years
Estimated fair value at issuance	$18,000

May 1, 2013 through October 31, 2013 Compensation Expense	$2,250

Total compensation expense as of October 31, 2013	$23,250

Note 14. Subsequent Events

American Residential Fastigheter AB (“AMREFA”) has received funding commitments so that it would be able by December 31, 2013, to accomplish its initial investment in Progreen of $275,000, of which $15,000 is evidenced by a promissory note issued to AMREFA, dated November 14, 2013.  AMREFA’s initial investment is being made under the Investment Agreement (the “Agreement”) between the Company and AMREFA, entered into on July 19, 2013.  The Agreement provides for investments by AMREFA in Progreen for the purpose of acquisition of investment properties in the U.S. from the Company, as well as the subscription by AMREFA for shares of our common stock, with a floor price of $.05 for any such purchases.   AMREFA is in the process of conducting its planned offering in Sweden to fund an intended investment of up to US$3,000,000.

Management has evaluated subsequent events through December 23, 2013 the date on which the financial statements were available to be issued.

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

We will have to raise additional capital to continue to purchase residential properties and to expand our property portfolio by purchasing large-scale multi-family properties. We have no firm third party commitments for the capital we will require for these planned investments, although in fiscal 2013 we concluded a working agreement, resulting in the sale of eight properties, with one group, and on July 19, 2013, we entered into an Investment Agreement (the “Agreement”) with American Residential Fastigheter AB (“AMREFA”), a company formed under the laws of Sweden, which provides generally for an intended investment of $3,000,000 by AMREFA for the purpose of acquisition of investment properties in the U.S. from the Company.  Under the Agreement, Progreen would be provided with 100% property acquisition and refurbishment financing by AMREFA, in the form of property loans secured by mortgages on the properties. Once the properties acquired have been reformed and updated to ProGreen standards and subsequently leased, showing a minimum initial return of 9.5% per annum to AMREFA, the properties would be acquired by AMREFA as income producing investment properties, managed by ProGreen.  Pursuant to the Agreement, AMREFA’s stated plan is to conduct an offering in Sweden to fund an intended investment of up to US$3,000,000 during 2013 and 2014, with a maximum of 10% of such investment funds designated for subscription, at AMREFA’s sole option, to purchase Progreen common stock.  As of the date of this report, AMREFA has received funding commitments so that it would be able to accomplish its initial investment in Progreen of $275,000 by December 31, 2013.

RESULTS OF OPERATIONS

Quarter Ended October 31, 2013 Compared to Quarter Ended October 31, 2012

During the quarter ended October 31, 2013, we incurred a net loss of approximately $103,200 compared to a net loss of approximately $118,300 for the quarter ended October 31, 2012.  Revenue decreased approximately $29,500 in the quarter ended October 31, 2013 compared to the quarter ended October 31, 2012.  Revenue decreased mainly due to a decrease in rental revenue from approximately $9,500 in the quarter ended October 31, 2012 to $0 in the quarter ended October 31, 2013, and a decrease in condominium sales from $105,000 in the quarter ended October 31, 2012 to $85,000 in the comparable 2013 quarter ended.  The Company held no rental properties in the current quarter as compared to two rental properties in the quarter ended October 31, 2012.  Revenue from management fees was approximately $2,900 in quarters ended October 31, 2013 and 2012.

There have been fluctuations in certain expenses in the three months ended October 31, 2013, as compared to the three months ended October 31, 2012.  Rental property operating costs decreased approximately $6,400 from the quarter ended October 31, 2012 mainly due to insurance premiums refunds received in the current quarter. Advertising decreased approximately $6,800 as there was a decrease in available rental properties.  Compensation expense increased approximately $1,100 from the comparable period as a result of the increased vesting of the restricted stock units in the third quarter of fiscal 2014.  General and administrative expenses decreased approximately $13,700 in the three months ended October 31, 2013, as compared to the three months ended October 31, 2012 due to an overall decrease in level of Company activity, no investor relations costs and improving processes to charge property owners for maintenance and repairs in the current quarter. Professional fees decreased approximately $24,300 for the three months ended October 31, 2013 as compared to the comparable three months ended October 31, 2012 mainly due to decreased legal, accounting and consulting services due to decreased Company activity and improved internal processes.

Six Months Ended October 31, 2013 Compared to Six Months Ended October 31, 2012

During the six months ended October 31, 2013, we incurred a net loss of approximately $244,400 compared to a net loss of approximately $248,500 for the six months ended October 31, 2012.  Revenue decreased approximately $41,000 from the six months ended October 31, 2013 compared to the six months ended October 31, 2012.  During this period revenue decreased due to a decrease in condominium sales revenue from approximately $105,000 from the sale of two condominiums in the six months ended October 31, 2012 to $85,000 from the sale of one condominium in the six months ended October 31, 2013.  Revenue also decreased due to a decrease in rental revenue from approximately $17,800 in the six months ended October 31, 2012 to $0 in the six months ended October 31, 2013.  The Company held no rental properties in the current six months as compared to two rental properties in the six months ended October 31, 2012.  Revenue also decreased approximately $4,800 over the comparable six months due to a decrease in other income relating to property upgrades charged in the six months ended October 31, 2012 with no such charges in the current six months. Revenue increased approximately $1,400 as the Company earned Management fee revenue of approximately $6,000 for the six months ended October 31, 2013 as compared with approximately $4,600 for the comparable period in 2012. This increase is the result of the management agreements the Company has entered into to manage some of the sold properties.

There have been fluctuations in certain expenses in the six months ended October 31, 2013, as compared to the six months ended October 31, 2012.  Rental property operating costs decreased approximately $26,400 for the six months ended October 31, 2012 as compared to the six months ended October 31, 2013 as there were no rental properties in the current six months and the Company received insurance premium refunds in the current year to date period.

Advertising decreased approximately $11,600 as there was a decrease in available rental properties.  Compensation expense increased approximately $5,800 from the comparable period as a result of additional vesting of the restricted stock units in first six months of fiscal 2014.

General and administrative fees decreased approximately $14,700 for the six months ended October 31, 2013 as compared to the same period of the prior six months due to decreased Company activity in the current six months.   Professional fees decreased approximately $5,500 which is attributable to an increase in legal services fees of approximately $3,200 relating to drafting the AMREFA agreement which was offset by a decrease in other accounting and consulting services fees of approximately $8,700 for the six months ended October 31, 2013 as compared to the comparable the six months ended October 31, 2012 due to improved internal process and less need for accounting consulting services.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2013, we had total assets of approximately $109,800, compared to total assets of approximately $285,300 at April 30, 2013. The decrease in total assets was due to the following: Investment - non-marketable securities decreased $51,000 and Note Receivable ARG decreased $9,000 as the Company sold 18 ARG debt obligation bonds in the amount of $9,000 and 51,000 ARG common shares with a total cost of $51,000 to Rupes Futura AB for $60,000, the agreed value between the parties and cash decreased approximately $104,600.

Cash decreased from approximately $152,300 as of April 30, 2013 to approximately $47,700 as of October 31, 2013.  At October 31, 2013, we had stockholders’ deficit of approximately $572,500 compared to deficit of approximately $351,400 as of April 30, 2013.  The increase in stockholders’ deficit was primarily due to net operating losses of approximately $244,400 offset by amount due under restricted stock units of approximately $23,300 in the six month period ended October 31, 2013.

In the current fiscal year, management expects to satisfy capital needs of the Company estimated to be approximately $3,000,000 for the purchase and sale of renovated condominiums from the purchase of remaining shares under the subscription agreement described above.  For continued purchases of properties for renovation, we are looking to AMREFA and other financing sources to provide the necessary capital.  AMREFA has received funding commitments so that it would be able by December 31, 2013, to accomplish an initial investment in Progreen of $275,000. With any purchases of larger apartment complex properties, we estimate that we will be required to find investment partners to provide financing in the range of $5 million to $25 million over the next 12-24 months.

Rental property

The Company held no rental properties as of October 31, 2013 or April 30, 2013.

Properties under development

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $6,300 and $7,300 as of October 31, 2013 and April 30, 2013, respectively.  The note is due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum.

In May 2013 the Company purchased one property for development, which was sold on October 21, 2013.

Cash

Cash decreased approximately $104,600 for the six months ended October 31, 2013.   The Company received $60,000 in proceeds from the sale of investments and securities.  The Company invested approximately $67,900 in properties underdevelopment, received $58,000 in proceeds on the sale of a property, expended approximately $148,700 to fund operations and repaid $6,000 on obligations under capital leases.

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

Dated: December 23, 2013

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