Form 10-Q
period 2014-01-31
ProGreen Properties, Inc.
filed 2014-03-17
CIK 1079297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission File Number 000-25429

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 104,329,703 as of March  , 2014.

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

The results of operations for the three and nine months ended January 31, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.

Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2014	2013
Assets	(Unaudited)

Cash	$81,373	$152,318
Property under development	35,009	-
Accounts receivable	5,176	6,007
Accrued interest receivable	-	1,380
Investment - non-marketable securities	-	51,000
Note receivable - ARG	-	9,000
Note receivable - rental property	4,545	7,325
Prepaid expenses	-	666
Deposits	5,000	6,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $28,357 and $18,163	41,385	51,579
Total assets	$172,488	$285,275

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	$60,068	$63,693
Accrued interest	68,664	16,459
Payable under management agreement	13,458	12,457
Obligations under capital leases	35,011	44,106
Notes payable	175,000	-
Tenant deposits	12,437	11,137
Convertible debenture payable to related party, net of unamortized discount of $5,907 and $11,224	494,093	488,776
Total liabilities	858,731	636,628
Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 104,329,703 outstanding at January 31, 2014 and April 30, 2013	10,433	10,433
Additional paid in capital	3,107,790	3,062,707
Less: amount due from related party subscriber under subscription agreement	(147,897)	(137,689)
Accumulated deficit	(3,656,569)	(3,286,804)
Total stockholders' deficit	(686,243)	(351,353)
Total liabilities and stockholders' deficit	$172,488	$285,275

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Revenues:
Condominium Sales	$-	$95,000	$85,000	$200,000
Rental revenue	-	7,861	-	25,641
Commissions revenue	1,000	1,305	2,500	2,305
Management fee revenue	3,413	2,977	9,403	7,538
Other income	50	100	150	5,000
Total Revenue	$4,463	$107,243	$97,053	$240,484
Expenses:
Cost of property sales	-	43,145	67,916	108,193
Rental property operating costs (recovery)	(1,168)	4,853	(2,461)	29,924
Reserve for rent guarantee (recovery)	(2,400)	4,750	(1,550)	7,000
Advertising	10,847	10,931	21,658	33,318
Depreciation	3,398	4,431	10,194	11,676
Compensation expense	11,625	11,250	34,875	28,750
General & administrative	54,387	56,158	160,314	176,782
Other expenses	-	-	1,706	1,484
Professional fees	32,752	18,812	115,507	107,021
Total operating expenses	$109,440	$154,330	$408,159	$504,148

Operating loss	(104,977)	(47,087)	(311,106)	(263,664)
Other expenses and income:
Interest expense	(20,498)	(19,933)	(59,156)	(57,515)
Interest income	120	1,219	497	6,884
Loss before income tax expense	$(125,354)	$(65,801)	$(369,765)	$(314,295)
Deferred income tax expense	$-	-	-	-
Net Loss	$(125,354)	$(65,801)	$(369,765)	$(314,295)
Net loss per share - basic	$-	$-	$-	$-
Net loss per share - diluted	$-	$-	$-	$-
Weighted average shares outstanding - basic and fully diluted	104,329,703	104,329,703	104,329,703	104,329,703

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statement of Stockholders' Deficit
(UNAUDITED)

	Number of			Amount Due
	Shares		Additional	Under		Net
	Issued and	Common	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Capital	Agreement	Deficit	Deficit

Balance at April 30, 2012	104,329,703	$10,433	$3,008,832	$(124,189)	$(2,911,097)	$(16,021)

Amount due from subscriber under subscription agreement			13,500	(13,500)
Amount due under restricted stock unit agreement			40,375			40,375
Net loss					(375,707)	(375,707)
Balance at April 30, 2013	104,329,703	$10,433	$3,062,707	$(137,689)	$(3,286,804)	$(351,353)

Amount due from subscriber under subscription agreement			10,208	(10,208)
Amount due under restricted stock unit agreement			34,875			34,875
Net loss					(369,765)	(369,765)
Balance at January 31, 2014	104,329,703	$10,433	$3,107,790	$(147,897)	$(3,656,569)	$(686,243)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine Months Ended
	January 31,
	2014	2013
Cash provided by (used in) operating activities
Net loss	$(369,765)	$(314,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	34,875	28,750
Depreciation and amortization	10,194	11,676
Loss (gain) on sale of properties	(17,084)	(91,807)
Interest expense on debenture to related party	-	51,589
Amortization of discounts on debenture to related party	5,317	4,425
Acquisition and development of properties	(102,925)	(68,622)
Proceeds from sale of properties	58,000	318,590
Changes in operating assets and liabilities:
Accounts receivable	831	(6,557)
Accrued interest receivable	1,380	(3,045)
Note receivable	2,780	75,603
Prepaid expenses	666	5,417
Deposits	1,000	-
Accounts payable and accrued expenses	49,880	14,623
Payable under management agreement	43,001	6,373
Cash provided by (used in) operating activities	(281,850)	32,720

Cash provided by (used in) investing activities
Purchase of vehicles, furniture and equipment	-	(40,902)
Proceeds from sale of investment notes	60,000	30,000
Cash provided by (used in) investing activities	60,000	(10,902)

Cash provided by (used in) financing activities
Increase notes payable	160,000	-
Increase (decrease) in obligations under capital leases	(9,095)	32,053
Cash provided by financing activities	150,905	32,053

Net change in cash	(70,946)	53,871

Cash at beginning of period	152,318	12,984
Cash at end of period	$81,373	$66,855
Supplemental information:
Noncash transaction: sale of investment in payment of debenture interest	$-	$91,800
Noncash transaction: payment from accumulated rent due	$27,000	$16,000
Noncash transaction: note payable from accumulated rent due	$15,000	$-
Cash paid for interest	$18,900	$590
Cash paid for income taxes	$-	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
Unaudited

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”)for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2013 (the “Annual Report”).  The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations for the three and nine month periods ended January 31, 2014, are not necessarily indicative of the results that may be expected for the year ending April 30, 2014.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report.  These accounting policies conform to U.S.GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements.  There were no significant changes to these accounting policies during the nine months ended January 31, 2014, and the Company does not expect the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended January 31, 2014, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009. Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $282,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of January 31, 2014, the Company has approximately $81,000 in cash.

In the nine months ended January 31, 2014 the Company financed a portion its operations through the sale of its investment notes and securities in the amount of $60,000.  Also, during the nine months ended January 31, 2014 the Company spent approximately $103,000 to acquire and develop two properties, one of which was sold in the prior quarter with cash proceeds of $58,000.  The Company does not expect to receive revenues to cover its costs of property acquisitions in the near future and will require external financing to continue acquisitions and sales of properties. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

On July 19, 2013, the Company entered into an Investment Agreement (“AMREFA Agreement”) with American Residential Fastigheter AB (“AMREFA”), which provides generally for an intended investment of up to $3,000,000 by AMREFA for the purpose of acquisition of investment properties in the U.S. from the Company.  During the quarter ended January 31, 2014 AMREFA has loaned the Company $175,000.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
Unaudited

Note 1. Financial Statement Presentation (continued)

Reclassifications

Certain amounts in previous periods have been reclassified to conform to 2014 classifications.

Note 2. Rental Properties and Properties under Development

The Company held one property under development and no rental properties at January 31, 2014.  The Company held no rental properties and no properties under development at April 30, 2013.

Note 3. Residential Leases

As of January 31, 2014 and April 30, 2013 the Company owned no renovated leased properties.

Note 4. Note Receivable - Rental Property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $4,600 and $7,300 as of January 31, 2014 and April 30, 2013, respectively.  The note is due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum.

Note 5. Payable Under Management Agreement

ProGreen Management has entered into management agreements with certain property owners whereby the Company manages, leases, operates, maintains and repairs the properties for which it receives a management fee of ten percent of the monthly rent.  ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At January 31, 2014 and April 30, 2013 net rent amounts due totaled $13,500 and $12,500, respectively.

In addition, for certain properties the Company has guaranteed rents, in accordance with the terms of each lease, through various dates through November 1, 2014.  In connection with the guarantees the Company has recorded reserves totaling $5,650 and $12,500 as of January 31, 2014 and April 30, 2013, respectively which are included in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheet.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
Unaudited

Note 6. Obligations Under Capital Leases

The Company leases vehicles under capital leases expiring in various years though fiscal 2018.

The following is a schedule by year of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of January 31, 2014:

Year ending April 30,

2014	$3,428
2015	13,711
2016	8,152
2017	8,152
2018	3,397
Thereafter	-
Total minimum lease payments	36,840

Less amounts representing interest	(1,829)
Present value of future minimum lease payments	$35,011

Total lease payments made in the nine months ended January 31, 2014 and 2013 were $10,283 and $6,887 consisting of $9,095 and $5,842 principal and $1,188 and $1,045 interest, respectively. Principal payments are shown on the Company’s Unaudited Condensed Consolidated Statements of Cash Flow under Financing Activities.  Interest expense is included in the Company’s Unaudited Condensed Consolidated Statements of Operations.

The cost of the vehicles in the amount of $63,252 at January 31, 2014 and April 30, 2013, is included in the Company’s Unaudited Condensed Consolidated Balance Sheets as a component of vehicles, furniture and equipment, and is being depreciated over the estimated useful life of five years. Depreciation expense of $9,489and $7,444 is included in the Company’s Unaudited Condensed Consolidated Statements of Operations for the nine months ended January 31, 2014 and January 31, 2013, respectively.

Note 7.  Notes Payable

Effective November 14, 2013 the Company issued a $15,000 principal amount promissory note payable to AMREFA, of which $15,000 was outstanding at January 31, 2014.  The note bears a fixed rate of interest of 8.00% and requires no monthly payments.  The principal and interest are due on or before May 30, 2014.  The note payable was funded by a reduction in the amount due to AMREFA under a management agreement.

Effective December 18, 2013 the Company issued a $60,000 principal amount promissory note payable to AMREFA, of which $60,000 was outstanding at January 31, 2014.  The note bears a fixed rate of interest of 8.00% and requires no monthly payments.  The principal and interest are due on or before December 31, 2014.  .

Effective January 16, 2014 the Company issued a $100,000 principal amount promissory note payable to AMREFA, of which $100,000 was outstanding at January 31, 2014.  The note bears a fixed rate of interest of 8.00% and requires no monthly payments.  The principal and interest are due on or before December 31, 2014.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
Unaudited

Note 8. Corporate Lease Agreement

The Company recorded $18,110 rental expense as a result of the lease for each of the nine months ended January 31, 2014 and 2013.

Note 9. Related Party Secured Convertible Debenture Agreement

The effective interest rate on the convertible debenture payable to a related party as a result of discounts was 15.23% and 15.30 % which resulted in interest expense of $56,600 and $56,000 for the January 31, 2014 and 2013, respectively.  Accrued interest due totaled $67,500 and $16,500 at January 31, 2014 and April 30, 2013, respectively.

Note 10. Related Party Subscription Agreement

In connection with the related party Subscription Agreement, as of January 31, 2014 and April 30, 2013 the remainder of the purchase price and the applicable interest have been included in stockholders’ equity as amount due from subscriber under subscription agreement. The remaining balance of $100,000 and related interest have not been received prior to the issuance of the financial statements.

Note 11. Income Taxes

The Company has not recorded any income tax benefit for the nine months ended January 31, 2014 and 2013.  The Company has recorded an income tax valuation allowance equal to the benefit of its income tax carry forward because of the uncertainty relating to the Company’s ability to utilize the Net Operating Loss carry forward.

Note 12. Loss per Share

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

Note 13. Commitments

The Company has no pending offers to purchase additional properties as of January 31, 2014.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
Unaudited

Note 14. Employee Stock Option Plan

Restricted Stock Units

Under the its 2012 Employee Stock Option Plan the Company has awarded 4,800,000 restricted stock units (“RSUs”) to certain employees, officers, directors and consultants. As of January 31, 2014 compensation expense relating to these RSUs of $34,875 was recorded as follows:

Number of restricted stock units issued on June 1, 2012	4,200,000
Stock price on grant date	$0.03
Vesting Period	3 years
Estimated fair value at issuance	$126,000

May 1, 2013 through January 31, 2014 Compensation Expense	$31,500

Number of restricted stock units issued on December 3, 2012	600,000
Stock price on grant date	$0.03
Vesting Period	4 years
Estimated fair value at issuance	$18,000

May 1, 2013 through January 31, 2014 Compensation Expense	$3,375

Total compensation expense as of January 31, 2014	$34,875

Note 15. Subsequent Events

On February 28, 2014, the Company purchased a property in the amount of $21,335 for refurbishment.

On March 14, 2014, the Company elected a new director to fill an existing vacancy on the Board.

Management has evaluated subsequent events through March 14, 2014 the date on which the financial statements were available to be issued.

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

We will have to raise additional capital to continue to purchase residential properties and to expand our property portfolio by purchasing large-scale multi-family properties. We have no firm third party commitments for the capital we will require for these planned investments, although in fiscal 2013 we concluded a working agreement, resulting in the sale of eight properties, with one group, and on July 19, 2013, we entered into an Investment Agreement (the “Agreement”) with American Residential Fastigheter AB (“AMREFA”), a company formed under the laws of Sweden, which provides generally for an intended investment of $3,000,000 by AMREFA for the purpose of acquisition of investment properties in the U.S. from the Company.  Under the Agreement, Progreen would be provided with 100% property acquisition and refurbishment financing by AMREFA, in the form of property loans secured by mortgages on the properties. Once the properties acquired have been reformed and updated to ProGreen standards and subsequently leased, showing a minimum initial return of 9.5% per annum to AMREFA, the properties would be acquired by AMREFA as income producing investment properties, managed by ProGreen.  Pursuant to the Agreement, AMREFA’s stated plan is to conduct an offering in Sweden to fund an intended investment of up to US$3,000,000 during 2013 and 2014, with a maximum of 10% of such investment funds designated for subscription, at AMREFA’s sole option, to purchase Progreen common stock. AMREFA has  made initial investments, structured as loans, in Progreen of $175,000 in the quarter ended January 31, 2014, and subsequent thereto has invested an additional $75,000 as of the date of this report.  Such funds have been utilized for the purchase and refurbishment of two properties pursuant to the AMREFA Agreement.

RESULTS OF OPERATIONS

Quarter Ended January 31, 2014 Compared to Quarter Ended January 31, 2013

During the quarter ended January 31, 2014, we incurred a net loss of approximately $125,400 compared to a net loss of approximately $65,800 for the quarter ended January 31, 2013.  Revenue decreased approximately $102,800 in the quarter ended January 31, 2014 compared to the quarter ended January 31, 2013.  Revenue decreased mainly due to a decrease in rental revenue from approximately $8,000 in the quarter ended January 31, 2013 to $0 in the quarter ended January 31, 2014, and a decrease in condominium sales from $95,000 in the quarter ended January 31, 2013 to $0 in the comparable 2014 quarter ended.  The Company held no rental properties in the current quarter as compared to two rental properties in the quarter ended January 31, 2013.  Revenue from management fees was approximately $3,400 and $3,000 in quarters ended January 31, 2014 and 2013, respectively.

There have been fluctuations in certain expenses in the three months ended January 31, 2014, as compared to the three months ended January 31, 2013.  Cost of property sales decreased from approximately $43,100 for the quarter ended January 31, 2013 to $0 for the quarter ended January 31, 2014 as there were no sales in the current quarter.   Rental property operating costs decreased approximately $6,000 from the quarter ended January 31, 2013 mainly due to insurance premiums refunds received in the current quarter.

Nine Months Ended January 31, 2014 Compared to Nine Months Ended January 31, 2013

During the nine months ended January 31, 2014, we incurred a net loss of approximately $ 369,800 compared to a net loss of approximately $314,300 for the nine months ended January 31, 2013.  Revenue decreased approximately      $143,400 for the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013.  During this period revenue decreased due to a decrease in condominium sales revenue from approximately $200,000 resulting from the sale of three properties in the nine months ended January 31, 2013 to $85,000 from the sale of one property in the nine months ended January 31, 2014.  Revenue also decreased due to a decrease in rental revenue from approximately $25,600 in the nine months ended January 31, 2013 to $0 in the nine months ended January 31, 2014.  The Company held no rental properties in the current nine months as compared to two rental properties in the nine months ended January 31, 2013.  Revenue also decreased approximately $4,900 over the comparable nine months due to a decrease in other income relating to property upgrades charged in the nine months ended January 31, 2013 with no such charges in the current nine months. Revenue increased approximately $1,900 as the Company earned management fee revenue of approximately $9,400 for the nine months ended January 31, 2014 as compared with approximately $7,500 for the comparable period in 2013. This increase is the result of the management agreements the Company has entered into to manage some of the sold properties.

There have been fluctuations in certain expenses in the nine months ended January 31, 2014, as compared to the nine months ended January 31, 2013.  Cost of property sales decreased approximately $40,300 from approximately $108,200 for the nine months ended January 31, 2013 to approximately $67,900 for the nine months ended January 31, 2014 as there were three properties sold in the previous nine months as compared to one property sold in the nine months ended January 31, 2014.

Rental property operating costs decreased approximately $32,400 from approximately $29,900 for the nine months ended January 31, 2013 as compared to a credit of approximately $2,500 for the nine months ended January 31, 2014 as there were no rental properties in the current nine months and the Company received insurance premium refunds in the current year to date period.

Reserve for rent guarantee decreased approximately $8,600 from approximately $7,000 for the nine months ended January 31, 2013 as compared to a credit of approximately $1,600 for the nine months ended January 31, 2014 as the rental guarantees on two property sales have expired with no payment required.

Advertising decreased approximately $11,700 for the nine months January 31, 2013 as compared to the nine months ended January 31, 2014 as there was a decrease in available rental properties.  Compensation expense increased approximately $6,100 from the comparable period as a result of the increased vesting of the restricted stock units in the nine months ended January 31, 2014.

General and administrative fees decreased approximately $16,500 for the nine months ended January 31, 2014 as compared to the same period of the prior nine months due to decreased Company activity in the current nine months.   Professional fees increased approximately $8,500 which is attributable to an increase in legal services fees of approximately $4,900 relating to drafting the AMREFA agreement and other corporate matters, and an increase in accounting and consulting  fees of $3,600 for the nine months ended January 31, 2014 as compared to the comparable the nine months ended January 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2014, we had total assets of approximately $172,500, compared to total assets of approximately $285,300 at April 30, 2013. The decrease in total assets was due to the following: Investment - non-marketable securities decreased $51,000 and Note Receivable ARG decreased $9,000 as the Company sold 18 ARG debt obligation bonds in the amount of $9,000 and 51,000 ARG common shares with a total cost of $51,000 to Rupes Futura AB for $60,000, the agreed value between the parties, and cash decreased approximately $70,900.

Cash decreased from approximately $152,300 as of April 30, 2013 to approximately $81,400 as of January 31, 2014.  At January 31, 2014, we had stockholders’ deficit of approximately $686,200 compared to deficit of approximately $351,400 as of April 30, 2013.  The increase in stockholders’ deficit was primarily due to net operating losses of approximately $369,800 offset by amount due under restricted stock units of approximately $35,000 in the nine month period ended January 31, 2014.

Rental property

The Company held no rental properties as of January 31, 2014 or April 30, 2013.

Properties under development

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $4,600 and $7,300 as of January 31, 2014 and April 30, 2013, respectively.  The note is due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum.

In May 2013 the Company purchased one property for development, which was sold on October 21, 2013. In January 2014 the Company purchased one property for development, which is held for development as of January 31, 2014. The Company purchased an additional property for refurbishment in February 2014.

Cash

Cash decreased approximately $70,900 for the nine months ended January 31, 2014.   The Company received $60,000 in proceeds from the sale of investments and securities.  The Company received $160,000 in proceeds from loans payable to a related party. The Company invested approximately $103,000 in properties under development, received $58,000 in proceeds on the sale of a property, expended approximately $236,800 to fund operations and repaid $9,100 on obligations under capital leases.

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

PART II—OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

On March 14, 2014, our Board of Directors elected Michael Hylander as a director of the Company to fill an existing vacancy on the Board of Directors.

Michael Hylander, age 56, has been with Repco S.L., Madrid, Spain, which represents in Spain and Portugal international food processing and packaging machinery manufacturers, and is currently its General Manager and a partner.  From 1986 through 1992, Mr. Hylander was a Vice President and a director of Morgan Gestion, S.A., and its head of Private Banking in Madrid, where his responsibilities included management, investments, administration and marketing of the local investment funds and fiscal planning.  From 1980 to 1984 he was with several international companies and had responsibilities for sales and marketing.  He received a baccalaureate from Sigtuna Humanistiska Läroverk, Sigtuna, Sweden, in 1976, and completed his Swedish military service in 1977-1978.  He received a degree in business administration from Stockholm University, Stockholm, Sweden in 1980, and a Masters in Business Administration from Insead Fontainbleau, Fontainbleau, France in 1985.  Mr. Hylander is a first cousin of Jan Telander, our Chief Executive Officer.

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

Dated: March 17, 2014

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