Form 10-K
period 2014-04-30
ProGreen Properties, Inc.
filed 2014-06-27
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $220,055.

Number of shares of Common Stock outstanding as of May 30, 2014: 104,329,703 shares.

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

ProGreen Properties, Inc. (“we”, “us”, or the “Company”) was incorporated in Florida on April 23, 1998 and reincorporated in Delaware on December 12, 2008. Effective September 11, 2009, we changed our name from Diversified Product Inspections, Inc. to ProGreen Properties, Inc. to reflect the change in our business operations to the purchase of income producing real estate assets. Our offices are located at 380 North Old Woodward Ave., Suite 226, Birmingham, MI 48009, and our corporate website address is www.progreenproperties.com.

Our Business

Our offices are located in Oakland County, Michigan. The purchase of a condominium unit on July 28, 2009 initiated our planned new business operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan, where we believe favorable investment opportunities exist based on current market conditions.

As of April 30, 2014, we have sold 14 properties, of which 10 were sold as investment properties, and have presently 2 owned properties.

We believe that the Oakland County, Michigan market offers some of the best investment opportunities in the U.S. property market, and that the Detroit bankruptcy filing will not significantly affect potential returns from real estate investments in Oakland County, although there is no assurance that this will not be the case.  As the U.S. credit market continues to be restricted, ProGreen has been financing property acquisitions with funding from European investors.

Our business model since our initial property purchases has been to acquire, refurbish and upgrade existing properties into more energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, we either put it back on the market for sale or alternatively, if more suitable,   rent the property and market it as a fully managed investment property, with a favorable yield. These investment properties are marketed exclusively by ProGreen Realty LLC, a wholly-owned subsidiary of ProGreen, and rental properties are managed by ProGreen Properties Management LLC, another wholly-owned subsidiary.

Planned Operations

We will have to raise additional capital to continue to purchase residential properties and to expand our property portfolio by purchasing large-scale multi-family properties. We have no firm third party commitments for the capital we will require for these planned investments, although in fiscal 2013 we concluded a working agreement, resulting in the sale of eight properties, with one group, and on July 19, 2013, we entered into an Investment Agreement (the “Agreement”) with American Residential Fastigheter AB (“AMREFA”), a company formed under the laws of Sweden, which provides generally for an intended investment of $3,000,000 by AMREFA for the purpose of acquisition of investment properties in the U.S. from the Company.  Under the Agreement, Progreen would be provided with 100% property acquisition and refurbishment financing by AMREFA, in the form of property loans secured by mortgages on the properties. Once the properties acquired have been reformed and updated to ProGreen standards and subsequently leased, showing a minimum initial return of 9.5% per annum to AMREFA, the properties would be acquired by AMREFA as income producing investment properties, managed by ProGreen.  Pursuant to the Agreement, AMREFA’s stated plan is to conduct offerings in Sweden to fund an intended investment of initially up to US$3,000,000 during 2013 and 2014, with a maximum of 10% of such investment funds designated for subscription, at AMREFA’s sole option, to purchase Progreen common stock. AMREFA has  made initial investments, structured as loans, in Progreen of; $65,000 in the quarter ended October 31, 2013 which was paid in full prior to October 31, 2013, $175,000 in the quarter ended January 31, 2014, and subsequent thereto AMREFA  has invested an additional $210,000 as of April 30, 2014.  Loans payable outstanding to AMREFA total $385,000 at April 30,2014.  Such funds have been utilized for the purchase and refurbishment of two properties pursuant to the AMREFA Agreement, and for working capital.

During the year ended April 30, 2014 a related party loaned the Company an additional $40,000 for acquisitions of investment properties.

Our Agreement with AMREFA is part of our plan to identify investment partners for the acquisition of larger number of properties as well as larger scale multi-family properties. We believe that there is solid demand by European investors for U.S. real estate investments, and that there is immediate opportunity to acquire properties with great profit potential in Michigan as well as in some other areas, where the implementation of the ProGreen concept will create a new aspect and attraction to rental properties.   ProGreen is also looking into the viability of taking the ProGreen concept even further in connection with larger projects, with possible implementation of solar technology as well as other advanced sustainable eco solutions.   ProGreen's goal is to be able to present its first "green" apartment complex, attracting a new generation of renters that appreciate and believe in the need for green technology in the residential market place. If ProGreen's future multi-family properties can be in the forefront of a "new wave" of green apartment living, it is likely to generate increased tenant loyalty, higher occupancy, resulting in higher rental returns, greatly contributing to increase real estate values.  There is no assurance, however, that we will be able to secure the necessary financing to move our operations up to larger scale property investments.

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

To make homes more comfortable, we try to, whenever practical,  optimize space by creating openness, introducing more natural light, creating better storage areas, as well as aiming to improve insulation, all with a view to make even small condominiums and apartments eco-friendly and practical. This ideology, we believe, will increase property value as well as to further create tenant loyalty in the rental market.

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

Each property we acquire is acquired separately through a wholly-owned limited liability company for that particular property.  This will limit the risk exposure to a particular property solely to that property. Our property management strategy will be to deliver quality services, thereby promoting tenant satisfaction, maintaining high tenant retention, and enhancing the value of each of our operating real estate assets through eco-friendly improvements.

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

Employees

As of April 30, 2014, we had one full-time employee, our Chief Executive Officer.  Our administrator as well as our real estate broker work as independent contractors.   Our management expects to confer with consultants, attorneys and accountants as necessary. We expect to expand our staff in the current fiscal year.

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

We have a limited operating history. As of April 30, 2014, we had cash on hand of $177,000 and property under development of  $93,000.  At that same date our liabilities totaled $1,118,000.  On April 30, 2014, we had a stockholders’ deficit of $791,000.

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

General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation in the greater Detroit market. The current economic climate, punctuated by a slumping housing market and rapid tightening of available credit, has resulted in a weak real estate market in this area, and these conditions may continue or become more severe in the future.   In particular, in July 2013, Detroit filed for Chapter 9 bankruptcy, and has not yet emerged from bankruptcy, which may lead to increased business risk given the proximity of Oakland County to Detroit, where unemployment continues to be higher than in many other areas of the United States.

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

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we require additional capital.

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

	High	Low
Fiscal Year Ended April 30, 2012
Quarter Ended July 31, 2011	$0.04	$0.02
Quarter Ended October 31, 2011	$0.06	$0.02
Quarter Ended January 31, 2012	$0.03	$0.02
Quarter Ended April 30, 2012	$0.07	$0.01
Fiscal Year Ended April 30, 2013
Quarter Ended July 31, 2012	$0.055	$0.03
Quarter Ended October 31, 2012	$0.55	$0.045
Quarter Ended January 31, 2013	$0.03	$0.01
Quarter Ended April 30, 2013	$0.055	$0.01
Fiscal Year Ended April 30, 2014
Quarter Ended July 31, 2013	$0.023	$0.014
Quarter Ended October 31, 2013	$0.05	$0.011
Quarter Ended January 31, 2014	$0.02	$0.003
Quarter Ended April 30, 2014	$0.057	$0.01
Fiscal Year Ended April 30, 2015
Quarter Ended July 31, 2014 (through May 30, 2014)	$0.03	$0.02

Holders

As of April 30, 2014, there were approximately 529 holders of record of our common stock.

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

The following table sets forth certain information regarding the Company’s equity compensation plans as of April 30, 2014.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,800,000	$0.03	5,200,000

Equity compensation plans not approved by security holders

Total	4,800,000	$0.03	5,200,000

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

In fiscal 2012, we entered into a working agreement with American Residential Gap LLC, a wholly-owned subsidiary of American Residential Gap ApS (“ARG”), a property investment company incorporated in Denmark. We completed the sale of eight properties to ARG in fiscal 2012 and 2013.  ARG was acquired in 2013 by American Residential Fastigheter AB (“AMREFA”), a company formed under the laws of Sweden.  During fiscal 2014 we completed the sale of one property to AMREFA.  On July 19, 2013, the Company entered into an Investment Agreement with AMREFA (“Investment Agreement”), which provides generally for an intended investment of up to $3,000,000 by AMREFA for the purpose of acquisition of investment properties in the United States of America (“U.S.”) by the Company.

Under the Investment Agreement, Progreen would be provided with 100% property acquisition and refurbishment financing by AMREFA, in the form of property loans secured by mortgages on the properties. Once the properties acquired have been reformed and updated to ProGreen standards and subsequently leased, showing a minimum initial return of 9.5% per annum to AMREFA, the properties would be acquired by AMREFA as income producing investment properties, managed by ProGreen.  Pursuant to the Investment Agreement, AMREFA’s stated plan is to conduct an offering in Sweden to fund an intended investment of up to $3,000,000 during 2013, with a maximum of 10% of such investment funds designated for subscription, at AMREFA’s sole option, to purchase Progreen common stock.

During the year ended April 30, 2014 AMREFA has loaned the Company $450,000, of which $385,000 is outstanding at April 30, 2014, and a related party loaned the Company an additional $40,000 for acquisitions of investment properties.

FINANCIAL CONDITION

At April 30, 2014, we had total assets of $327,000 compared to total assets of $285,000 at April 30, 2013. The increase in total assets was primarily due to the acquisition of two properties under development in the amount of $93,000 offset by: Investment - non-marketable securities which decreased $51,000 and Note Receivable ARG which decreased $9,000 as the Company sold 18 ARG debt obligation bonds in the amount of $9,000 and 51,000 ARG common shares with a total cost of $51,000 to Rupes Futura AB for $60,000, the agreed value between the parties.  Also, cash increased $24,000 and property and equipment decreased $14,000 due to depreciation.  At April 30, 2014, we had stockholders’ deficit of $791,000 compared to a deficit of $351,000 as of April 30, 2013.  The decrease in stockholders’ equity was mainly due to net operating losses of $486,000 partially offset by the amount due under a restricted stock agreement of $46,000.

Costs incurred in the renovation of the properties that enhance the value or extend the life of the properties are capitalized. The Company also incurred professional fees in implementing its business plan and preparing to sell properties in the future.  During the current year, the Company purchased three properties, one of which was sold during fiscal 2014 to ARG.   There were no additional sales during fiscal 2014. As of April 30, 2014, no properties are available for sale, two properties are under development and there are no properties being leased.

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

Cash

Cash increased approximately $24,000 for the year ended April 30, 2014.   Cash used in operating activities was approximately $448,000 for the year ended April 30, 2014, as compared with cash provided by operating activities of approximately $121,000 in fiscal 2013.  During fiscal 2014, the Company invested approximately $161,000 in properties, which was offset by proceeds from the sale of properties of $85,000.  The Company also expended approximately $372,000 to fund operations, received $490,000 in proceeds from notes payable, repaid $65,000 of notes payable,  received proceeds from the sale of investment notes of $60,000 and repaid $12,300 on obligations under capital leases.

Rental property

There were no rental properties as of April 30, 2014 or as of April 30, 2013.

Properties under development

We had two properties under development as of April 30, 2014, as compared with -0- properties under development as of April 30, 2013.  We purchased  three  properties in fiscal 2014, one which was sold in the second quarter, and two of which are currently being refurbished.  Properties under development totaled $93,000 and $0 at April 30, 2014 and 2013, respectively.

Investment - Non-marketable Securities

Investment  - Nonmarketable securities decreased to $-0- at April 30, 2014 from $51,000  at April 30, 2013.  At April 30, 2013 the Company held 51,000 shares of ARG common stock with a total cost of $51,000.  This was the net result of Progreen’s  conversion of  105 of the debt obligation bonds it received in connection with the sale of five properties to ARG in fiscal 2012 into 52,500 ARG common shares.  During fiscal 2013 and 2014 the Company sold its ARG shares (subsequent to a bond  split and stock conversion)  and held -0- shares of ARG common at April 30, 2014.

Note Receivable – ARG

Note Receivable – ARG decreased to $-0-as of April 30, 2014 from $9,000 as of April 30, 2013.    At April 30, 2014 the Company held -0- ARG debt obligation bonds.  The corporate bonds balance totaled $9,000 at April 30, 2013.

Note receivable - rental property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which was recorded as a note receivable with a balance of $3,707 and $7,325 as of April 30, 2014 and 2013,respectively.

RESULTS OF OPERATIONS

Year Ended April 30, 2014 Compared to Year Ended April 30, 2013

During the year ended April 30, 2014, we incurred a net loss of $486,000 compared to a net loss of $376,000 for the year ended April 30, 2013. The increase in our loss for the year ended April 30, 2014 over the comparable period of the prior year is due to a decrease in our revenue of $364,000, offset by an approximate $266,000 decrease in operating expenses.  During the fiscal year, net other expenses increased approximately $13,000 due to a $6,000 increase in interest expense and a $7,000 decrease in interest income.

Revenue decreased due to a decrease in proceeds from the sale of properties of approximately $335,000 from $420,000 in fiscal 2013 to $85,000 for the year ended April 30, 2014.  The related cost of the properties decreased approximately $190,000 from $258,000 in fiscal 2013 to $68,000 for the year ended April 30, 2014. This resulted in gain on sale of properties of $17,000 for the year ended April 30, 2014 compared to a gain of $162,000 for the year ended April 30, 2013. The Company sold one property in the current fiscal year as compared to five sales in the prior fiscal year.

Rental revenue decreased in the year ended April 30, 2014 to $0 from $27,000 in the prior year as a result of the decrease in the number of rental properties.  In fiscal 2014 the Company had no properties for lease, as a result of property sales. Commission revenue increased to $3,800 in the year ended April 30, 2014 from $2,300 in the year ended April 30, 2013. The Company earned management fees of approximately $12,000 for the year ended April 30, 2014 as compared with $10,500 for the comparable period in 2013. This increase is the result of the management agreements the Company has entered into to manage some of the sold properties. The Company earned other revenue of $150 for the year ended April 30, 2014 as compared with $5,000 for the comparable period in 2013. This decrease is due to fees charged to upgrade sold properties in fiscal 2013.

There have been fluctuations in certain expenses in the year ended April 30, 2014, as compared to the year ended April 30, 2013.  Cost of property sales decreased approximately $190,000 from approximately $258,000 for the year ended April 30, 2013 to approximately $68,000 for the year ended April 30, 2014 as there were three properties sold in the previous year as compared to one property sold in the year ended April 30, 2014.

Rental property operating costs decreased approximately $32,000 from approximately $33,000 for the year ended April 30, 2013 as compared to approximately $1,000 for the year ended April 30, 2014 as there were no rental properties as of April 30, 2014.

Reserve for rent guarantee decreased approximately $16,000 from approximately $13,000 for the year ended April 30, 2013 as compared to a credit of approximately $3,000 for the year ended April 30, 2014 as the rental guarantees on two property sales have expired with no payment required which was partially offset by an additional reserve of approximately $4,000 on the second quarter sale of a property.

Advertising decreased approximately $16,000 for the year ended April 30, 2013 as compared to the year ended April 30, 2014 as there was a decrease in available rental properties.  Compensation expense increased approximately $6,100 from the comparable period as a result of the increased vesting of the restricted stock units in the year ended April 30, 2014.

General and administrative fees decreased approximately $22,000 for the year ended April 30, 2014 as compared to the year ended April 30, 2013 due to decreased Company activity in the current year.   Professional fees increased approximately $5,000 which is attributable to an increase in legal services fees relating to drafting the AMREFA agreement and other corporate matters.

In addition, interest expense increased by approximately $6,500 due to additional AMREFA and other debt incurred. Interest income decreased approximately $6,600 due to bond interest earned in the year ended April 30, 2013.

Professional expenses continue to be significant due to the compliance cost associated with being a public company.

LIQUIDITY

At April 30, 2014, we had total assets of approximately $327,000 compared to total assets of approximately $285,000 at April 30, 2013. The increase in total assets was primarily due to the acquisition of two properties under development in the amount of $93,000 offset by: Investment - non-marketable securities which decreased $51,000 and Note Receivable ARG which decreased $9,000 as the Company sold 18 ARG debt obligation bonds in the amount of $9,000 and 51,000 ARG common shares with a total cost of $51,000 to Rupes Futura AB for $60,000, the agreed value between the parties.  Also, cash increased $24,000 and property and equipment decreased $14,000 due to depreciation.

Cash used in operating activities was approximately $448,000 for the year ended April 30, 2014.  During fiscal 2014, the Company invested approximately $161,000 in properties, which was offset by proceeds from the sale of properties of $85,000.  The Company also expended approximately $372,000 to fund operations, received $490,000 in proceeds from notes payable, repaid $65,000 of notes payable, received proceeds from the sale of investment notes of $60,000 and repaid $12,300 on obligations under capital leases. At April 30, 2014, we had stockholders’ deficit of approximately $791,000.

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

As of April 30, 2014 the remainder of the Phase III purchase price and the applicable interest has been included in stockholders’ equity as amount due from subscriber under subscription agreement. The remaining balance of $100,000 and related interest have not been received prior to the issuance of the financial statements.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the Company’s accounting policies included in Note 1 to the financial statements of the Company. We consider the following accounting policies to be the most critical:

Basis of Presentation - The Company’s financial statements for the year ended April 30, 2014, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

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
April 30, 2014 and 2013

PROGREEN PROPERTIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
ProGreen Properties, Inc.
Birmingham, MI

We have audited the accompanying consolidated balance sheets of ProGreen Properties, Inc. as of April 30, 2014 and 2013, and the related consolidated statements of operations owners' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProGreen Properties, Inc. as of April 30, 2014 and 2013 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/S/ Baker Tilly Virchow Krause, LLP

Southfield, MI
June 23, 2014

ProGreen Properties, Inc.
Consolidated Balance Sheets

	April 30,	April 30,
	2014	2013
Assets

Cash	$176,760	$152,318
Property Under Development	92,730	-
Accounts receivable	7,521	6,007
Accrued interest receivable	-	1,380
Investment - non-marketable securities	-	51,000
Note receivable - ARG	-	9,000
Note receivable - rental property	3,707	7,325
Prepaid expenses	3,454	666
Deposits	5,000	6,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $31,755 and $18,163	37,987	51,579
Total assets	$327,159	$285,275

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	$57,389	$63,693
Accrued interest	90,108	16,459
Payable under management agreement	6,771	12,457
Obligations under capital leases	31,843	44,106
Notes payable	385,000	-
Note payable related party	40,000	-
Tenant deposits	10,962	11,137
Convertible debenture payable to related party, net of unamortized discount of $4,031 and $11,224	495,969	488,776
Total liabilities	1,118,042	636,628
Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 104,329,703 outstanding at April 30, 2014 and April 30, 2013	10,433	10,433
Additional paid in capital	3,122,707	3,062,707
Less: amount due from related party subscriber under subscription agreement	(151,189)	(137,689)
Accumulated deficit	(3,772,834)	(3,286,804)
Total stockholders'deficit	(790,883)	(351,353)
Total liabilities and stockholders'deficit	$327,159	$285,275

See accompanying Notes to Consolidated Financial Statements

ProGreen Properties, Inc.
Consolidated Statements of Operations

	Years Ended
	April 30,
	2014	2013
Revenues:
Property Sales	$85,000	$420,000
Rental revenue	-	27,041
Commissions revenue	3,750	2,305
Management fee revenue	12,253	10,516
Other income	150	5,000
Total Revenue	$101,153	$464,862
Expenses:
Cost of property sales	67,916	257,682
Rental property operating costs	708	33,055
Reserve for rent guarantee (recovery)	(2,950)	12,500
Advertising	25,747	42,019
Depreciation	13,592	15,617
Compensation expense	46,500	40,375
General & administrative	220,607	242,702
Other expenses	1,706	1,484
Professional fees	131,155	126,127
Total operating expenses	$504,981	$771,561

Operating loss	(403,828)	(306,699)
Other expenses and income:
Interest expense	(82,778)	(76,205)
Interest income	576	7,197
Loss before income tax expense	$(486,030)	$(375,707)
Deferred income tax expense	-	-
Net Loss	$(486,030)	$(375,707)
Net loss per share - basic	$-	$-
Net loss per share - diluted	$-	$-
Weighted average shares outstanding - basic and fully diluted	104,329,703	104,329,703

See accompanying Notes to Consolidated Financial Statements

ProGreen Properties, Inc.
Consolidated Statements of Stockholders' (Deficit)/Equity

	Number of			Amount Due
	Shares		Additional	Under		Net
	Issued and	Common	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Capital	Agreement	Deficit	(Deficit) Equity

Balance at April 30, 2012	104,329,703	$10,433	$3,008,832	$(124,189)	$(2,911,097)	$(16,021)

Amount due from subscriber under subscription agreement			13,500	(13,500)
Amount due under restricted stock unit agreement			40,375			40,375
Net loss					(375,707)	(375,707)
Balance at April 30, 2013	104,329,703	$10,433	$3,062,707	$(137,689)	$(3,286,804)	$(351,353)

Amount due from subscriber under subscription agreement			13,500	(13,500)
Amount due under restricted stock unit agreement			46,500			46,500
Net loss					(486,030)	(486,030)
Balance at April 30, 2014	104,329,703	$10,433	$3,122,707	$(151,189)	$(3,772,834)	$(790,883)

See accompanying Notes to Consolidated Financial Statements

ProGreen Properties, Inc.
Consolidated Statements of Cash Flows

	Years Ended April 30,
	2014	2013
Cash provided by (used in) operating activities
Net loss	$(486,030)	$(375,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	46,500	40,375
Depreciation and amortization	13,592	15,617
Gain on sale of properties	(17,084)	(162,318)
Amortization of discounts on debenture to related party	7,193	6,267
Acquisition and development of properties	(160,646)	(99,889)
Proceeds from sale of properties	85,000	553,268
Changes in operating assets and liabilities:
Accounts receivable	(1,514)	(6,007)
Accrued interest receivable	1,380	(3,180)
Note receivable	3,618	75,603
Prepaid expenses	(2,788)	6,174
Deposits	1,000	(1,000)
Accounts payable and accrued expenses	67,170	90,069
Payable under management agreement	(5,686)	(18,512)
Cash provided by (used in) operating activities	(448,295)	120,760

Cash provided by (used in) investing activities
Purchase of vehicles, furniture and equipment		(40,902)
Proceeds from sale of investment notes	60,000	30,000
Cash provided by (used in) investing activities	60,000	(10,902)

Cash provided by (used in) financing activities
Proceeds from notes payable	450,000	-
Repayment of notes payable	(65,000)
Proceeds from related party note payable	40,000	-
Repayment of capital leases	(12,263)	29,476
Cash provided by financing activities	412,737	29,476

Net change in cash	24,442	139,334

Cash at beginning of period	152,318	12,984
Cash at end of period	$176,760	$152,318
Supplemental information:
Noncash transaction: Sale of investment in payment of debenture interest	$-	$91,800
Non-cash Transaction: Purchase of vehicle under capital lease	$-	$40,902
Cash paid for interest	$1,936	$1,889

See accompanying Notes to Consolidated Financial Statements

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

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

In December 2009, ProGreen Realty LLC (“ProGreen Realty”) was formed as a wholly owned subsidiary of the Company. ProGreen Realty acts as the real estate broker for the Company. All assets, liabilities, revenues and expenses are included in the consolidated financial statements of the Company.

On October 31, 2011 ProGreen Properties Management LLC (“Properties Management”) was formed as a wholly owned subsidiary of the Company which manages the Company owned properties as well as certain of the sold properties under management agreements. All assets, liabilities, revenues and expenses are included in the consolidated financial statements of the Company.

These investment properties are marketed exclusively by ProGreen Realty and managed by ProGreen Management.  As of April 30, 2014 the Company owned two investment properties.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

GOING CONCERN

The Company’s financial statements for the year ended April 30, 2014, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009.  Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

The Company will continue to incur costs that are necessary for it to remain an active public company.  In the current fiscal year, the Company used approximately $448,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of April 30, 2014, the Company has approximately $177,000 in cash.  The Company has recently financed its operations through sales of its properties, through sales of investment notes and securities held by it and through external debt financing.

In the year ended April 30, 2014 the Company financed a portion its operations through the sale of its investment notes and securities in the amount of $60,000.  Also, during the year ended April 30, 2014 the Company spent approximately $161,000 to acquire and develop three properties, one of which was sold in the second quarter of 2014 with cash proceeds of $85,000.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

Note 1. Financial Statement Presentation (continued)

GOING CONCERN – continued

In fiscal 2012, we entered into a working agreement with American Residential Gap LLC, a wholly-owned subsidiary of American Residential Gap ApS (“ARG”), a property investment company incorporated in Denmark. We completed the sale of eight properties to ARG in fiscal 2012 and 2013.  ARG was acquired in 2013 by American Residential Fastigheter AB (“AMREFA”), a company formed under the laws of Sweden.  During fiscal 2014 we completed the sale of one property to AMREFA.  On July 19, 2013, the Company entered into an Investment Agreement with AMREFA (“AMREFA Agreement”), which provides generally for an intended investment of up to $3,000,000 by AMREFA for the purpose of acquisition of investment properties in the United States of America (“U.S.”) by the Company.  During the year ended April 30, 2014 AMREFA has loaned the Company $450,000 of which $385,000 is outstanding at April 30, 2014.

Also during the year ended April 30, 2014 a related party has loaned the Company an additional $40,000 for the purpose of acquisitions of investment properties in the U.S.

The Company does not expect to receive revenues to cover its costs of property acquisitions in the near future and will continue to require external financing to continue acquisitions and sales of properties. There is no guarantee that the Company will be successful in arranging ongoing financing on acceptable terms.

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

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

Note 1. Financial Statement Presentation (continued)

Property sales revenue recognition
Property sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer's financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, "Property, Plant, and Equipment - Real Estate Sales" ("ASC 360-20"), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. There were no such deferred amounts at either April 30, 2014 or 2013.

Rental revenue recognition
Real estate properties are leased under operating leases. Rental income from these leases is recognized on a straight-line basis over the term of each lease. The leases expired in the year ended April 30, 2013 and there were no such leases at April 30, 2014.

Advertising costs
Advertising costs are expensed as incurred. Total advertising expenditures for the years ended April 30, 2014 and 2013 were approximately $26,000 and $42,000, respectively.

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

Deferred revenue
The Company may require tenants to prepay rent. The prepaid rent is amortized over the term of the lease using the straight-line method.  Deferred revenue is $0 at April 30, 2014 and 2013.

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

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

Note 2. Property and Equipment

Major classifications of property and equipment at April 30, 2014 and 2013 are summarized as follows:

	April 30,	April 30,
	2014	2013
Properties under development	$92,730	$-

The Company held two and no properties under development as of April 30, 2014 and 2013, respectively.

	April 30,	April 30,
	2014	2013
Vehicles	$63,252	$63,252
Furniture	3,564	3,564
Office equipment	2,926	2,926
Total vehicles, furniture and equipment	69,742	69,742
Less: accumulated depreciation	(31,755)	(18,163)
Net carrying amount	$37,987	$51,579

Note 3. Residential Leases

As of April 30, 2014 and 2013 the Company owned no renovated properties held for lease.

Note 4. Investment - Non-marketable Securities

At April 30, 2014 the Company held no shares of ARG common stock.  At April 30, 2013 the Company held 51,000 shares of ARG common stock with a total cost of $51,000.

Note 5.  Note Receivable – ARG

At April 30, 2014 the Company held no ARG debt obligation bonds.  At April 30, 2013 the Company held 18 ARG debt obligation bonds in the principal amount of $9,000 bearing interest at the rate of 6% per annum until otherwise agreed by ARG and the Company, payable annually.

Note 6. Note Receivable - Rental Property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $3,700 and $7,300 as of April 30, 2014 and 2013, respectively.  The note is due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

Note 7. Payable Under Management Agreement

ProGreen Management has entered into management agreements with certain property owners whereby the Company manages, leases, operates, maintains and repairs the properties for which it receives a management fee of ten percent of the monthly rent.  ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At April 30, 2014 and April 30, 2013 net rent amounts due totaled $6,800 and $12,500, respectively.

In addition, for certain properties the Company has guaranteed rents, in accordance with the terms of each lease, through various dates through November 1, 2014.  In connection with the guarantees the Company has recorded reserves totaling $4,250 and $12,500 as of April 30, 2014 and April 30, 2013, respectively which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Note 8.  Notes Payable

Effective April 22, 2014 the Company issued a $135,000 principal amount promissory note payable to AMREFA, of which $135,000 was outstanding at April 30, 2014.  The note bears a fixed rate of interest of 8.00% and requires no monthly payments.  The principal and interest are due on or before April 22, 2015.

Effective March 6, 2014 the Company issued a $35,000 principal amount promissory note payable to AMREFA, of which $35,000 was outstanding at April 30, 2014.  The note bears a fixed rate of interest of 8.00% and requires no monthly payments.  The principal and interest are due on or before December 31, 2014.

Effective February 14, 2014 the Company issued a $40,000 principal amount promissory note payable to AMREFA, of which $40,000 was outstanding at April 30, 2014.  The note bears a fixed rate of interest of 8.00% and requires no monthly payments.  The principal and interest are due on or before December 31, 2014.

Effective January 16, 2014 the Company issued a $100,000 principal amount promissory note payable to AMREFA, of which $100,000 was outstanding at April 30, 2014.  The note bears a fixed rate of interest of 8.00% and requires no monthly payments.  The principal and interest are due on or before December 31, 2014.

Effective December 18, 2013 the Company issued a $60,000 principal amount promissory note payable to AMREFA, of which $60,000 was outstanding at April 30, 2014.  The note bears a fixed rate of interest of 8.00% and requires no monthly payments.  The principal and interest are due on or before December 31, 2014.

Effective November 14, 2013 the Company issued a $15,000 principal amount promissory note payable to AMREFA, of which $15,000 was outstanding at April 30, 2014.  The note bears a fixed rate of interest of 8.00% and requires no monthly payments.  The principal and interest are due on or before May 30, 2014.  The note payable was funded by a reduction in the amount due to AMREFA under a management agreement.

Note 9.  Notes Payable Related Party

Effective April 1, 2014 the Company issued a $40,000 principal amount promissory note payable to the Company’s controller, a related party, of which $40,000 was outstanding at April 30, 2014.  The note bears a fixed rate of interest of 8.00% and requires no monthly payments.  The note is secured by the Company’s interest in one of its properties under development with a balance of approximately $21,800 at April 30, 2014. In addition, bonus interest is due and will be calculated based upon the principal amount of the note of $40,000 and an interest rate ranging from a minimum of 5% to a maximum of 8% based upon the net margin the Company realizes upon the sale of the property.  The principal and interest are due upon the earlier of the sale of the property or on April 1, 2015. The Company recorded interest expense in connection with this note payable in the amount of $266 for the year ended April 30, 2014.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

Note 10. Related Party Secured Convertible Debenture Agreement

On November 5, 2009, the Company issued a 13.5% Secured Convertible Debenture (the “Debenture”) to Rupes Futura AB (“RF”), an investment company controlled by Henrik Sellmann, a director of the Company, providing for a loan to the Company of $500,000. The Debenture is due November 2014. Additionally, the Company issued to RF 500,000 shares of Common Stock of the Company as a Commitment Fee. The value of the Common Stock at the time of issuance was $30,000 and is recorded as debt discount. The Commitment Fee is being amortized over five years, the term of the Debenture, using the effective interest method.

Interest is payable at an annual rate of 13.5%, payable annually in arrears in shares of Common Stock of the Company, valued at the Conversion Price (defined below) as of the due date of the interest payment or the Company, at its sole option, may elect to pay any interest payment on the Debenture in cash, such cash interest payment to be payable no later than one hundred eighty (180) days from the original interest payment due date. The Debenture is convertible in whole or in part into Common Stock at the option of RF at the Conversion Price at any time following the date that is two years from the Closing Date. If RF elects to convert any unpaid principal amount of the Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture. The conversion feature has intrinsic value of $75,000 that is recorded as debt discount which was amortized over two years, the required holding period for RF, using the effective interest method.  The debt discount was fully amortized as of April 30, 2014 and 2013. The effective interest rate on the Debenture as a result of the debt discounts noted above was 15.17% and 15.32% which resulted in interest expense of $74,700 and $74,400 for the years ended April 30, 2014 and 2013, respectively.

As of April 30, 2014, the Company had not paid the annual interest payment due November 5, 2013, the due date for which has been extended by Rupes Futura to November 2, 2014.

Note 11. Related Party Subscription Agreement

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

As of April 30, 2014 the remainder of the Phase III purchase price and the applicable interest has been included in stockholders’ equity as amount due from subscriber under subscription agreement. The remaining balance of $100,000 and related interest have not been received prior to the issuance of the financial statements.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

Note 12. Corporate Lease Agreement

On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company did not have a lease payment for the first 9 months of the lease agreement.  Subsequent payments are as follows:

Year ending April 30,	Rental Amount
2015	28,965
2016	12,069
Thereafter	-
$41,034

In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the April 30, 2014 balance sheet.  During 2014 and 2013, the Company recorded $24,147 in rental expense as a result of this lease.

Note 13. Obligations Under Capital Leases

The Company leases vehicles under capital leases expiring in various years though fiscal 2018.

The following is a schedule by year of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of April 30, 2014:

Year ending April 30,

2015	13,711
2016	8,152
2017	8,152
2018	3,397
Thereafter	-
Total minimum lease payments	33,412

Less amounts representing interest	(1,569)
Present value of future minimum lease payments	$31,843

Total lease payments made in fiscal 2014 and 2013 were $13,718 and $12,851, consisting of $12,263 and $11,426 principal and $1,455 and $1,425 interest, respectively.  Principal payments are shown on the Company’s Consolidated Statements of Cash Flow under Financing Activities.  Interest expense is included in the Company’s Consolidated Statements of Operations.

The cost of the vehicles in the amount of $63,252 at April 30, 2014 and 2013, is included in the Company’s Consolidated Balance Sheets as a component of vehicles, furniture and equipment, and is being depreciated over the estimated useful life of five years.  Depreciation expense of $12,650 and $10,604 is included in the Company’s Consolidated Statements of Operations for the years ended April 30, 2014 and 2013, respectively.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014
Note 14. Income Taxes

For tax purposes the Company has federal net operating loss (“NOL”) carryovers of $1,692,856 that are available to offset future taxable income. These NOL carryovers expire beginning in the year 2030. As a result of the Company’s reorganization, as further described in Note 1, the NOL carryovers generated prior to the reorganization are limited by Section 382 of the Internal Revenue Code resulting in no NOL carryover for the years prior to reorganization. Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 30, 2014	April 30, 2013

Deferred tax assets:
NOL carryovers	$253,928	$198,782
Accrued interest	13,516	2,469
Accrued officer's wages	-	969
Discount on debenture	(601)	(1,680)
Depreciation	(1,740)	(1,307)
Stock compensation	13,031	6,056
Total deferred tax assets	278,134	205,289

Valuation allowance	$(278,134)	$(205,289)
Net deferred tax assets	$-	$-

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

The reconciliation of income tax expense attributable to continuing operations computed at the U.S. federal statutory tax rates is the income tax expense recorded is as follows:

	April 30, 2014	April 30, 2013

Income tax at U.S. statutory rates	$(72,905)	$(56,356)
Effect of permanent differences	16	64
Increase in valuation allowance	72,845	65,897
Prior year provision to return adjustments	44	(9,605)
Income tax expense	$-	$-

The effective rate used for estimation of deferred taxes was 15% for the years ended April 30, 2014 and 2013.

The tax years that remain subject to taxing authorities’ examination at April 30, 2014 are 2009 through 2014.  The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provisions.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

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

Loss per share has been computed based on the following:

	Twelve months	Twelve months
	ended	ended
	April 30,	April 30,
	2014	2013
Net loss	$(486,030	$(375,707)
Average number of common shares outstanding used to calculate basic loss per share	104,329,703	104,329,703
Average number of common shares outstanding used to calculate diluted earnings per share	104,329,703	104,329,703

Note 16. Commitments

The Company had one pending offer to purchase an additional property as of April 30, 2014 for which a purchase agreement in the amount of $65,000 entered into in June, 2014.

Note 17. Amendments to Certificate of Incorporation

In October 8, 2009, the Company filed a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000, par value $.01 per share to 250,000,000, par value $.0001 per share, and also authorizing a new class of 10,000,000 shares of preferred stock, par value $0.0001 per share, and authorizing the Board of Directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations and/or restrictions as it should determine by vote of a majority of such directors.  As of April 30, 2014, no shares of preferred stock were issued and outstanding.

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

Effective December 3, 2012 Company retained a Controller to whom 600,000 RSUs were issued as part of his initial remuneration package.

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
APRIL 30, 2014

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

As of April 30, 2014 and 2013 compensation expense of $46,500 and $40,375, respectively, was recorded as follows:

	April 30,	April 30,
	2014	2013
Number of restricted stock units issued on June 1, 2012	4,200,000	4,200,000
Stock price on grant date	$0.03	$0.03
Vesting Period	3 years	3 years
Estimated fair value at issuance	$126,000	$126,000

May 1, 2013 through April 30, 2014 Compensation Expense	$42,000
June 1, 2012 through April 30, 2013 Compensation Expense		$38,500

Number of restricted stock units issued on December 3, 2012	600,000	600,000
Stock price on grant date	$0.03	$0.03
Vesting Period	4 years	4 years
Estimated fair value at issuance	$18,000	$18,000

May 1, 2013 through April 30, 2014 Compensation Expense	$4,500
June 1, 2012 through April 30, 2013 Compensation Expense		$1,875

Total compensation expense	$46,500	$40,375

Note 19. Subsequent Events

Management has evaluated subsequent events through June 23, 2014 the date on which the financial statements were available to be issued.

In June 2014, the Company entered into a purchase agreement in the amount of $65,000 to purchase one property.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A . Controls and Procedures.

As supervised by our board of directors and our Chief Executive and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our management in this evaluation has concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2014, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of internal control over financial reporting as of April 30, 2014. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that, as of April 30, 2014, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter of our April 30, 2014 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors, both as of as of July 22, 2012.

Name	Age	Title
Jan Telander	64	Chief Executive Officer, Chief Financial Officer and Director

Henrik Sellmann	59	Director

Michael Hylander	56	Director

Christina M. Lombera	47	Secretary

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

Michael Hylander has been with Repco S.L., Madrid, Spain, which represents in Spain and Portugal international food processing and packaging machinery manufacturers, and is currently its General Manager and a partner.  From 1986 through 1992, Mr. Hylander was a Vice President and a director of Morgan Gestion, S.A., and its head of Private Banking in Madrid, where his responsibilities included management, investments, administration and marketing of the local investment funds and fiscal planning.  From 1980 to 1984 he was with several international companies and had responsibilities for sales and marketing.  He received a baccalaureate from Sigtuna Humanistiska Läroverk, Sigtuna, Sweden, in 1976, and completed his Swedish military service in 1977-1978.  He received a degree in business administration from Stockholm University, Stockholm, Sweden in 1980, and a Masters in Business Administration from Insead Fontainbleau, Fontainbleau, France in 1985.  Mr. Hylander is a first cousin of Jan Telander, our Chief Executive Officer.

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

Other Information about our Board of Directors
During our fiscal year ended April 30, 2014, our Board of Directors acted by written consent one time.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file.  For the fiscal year ended April 30, 2014, we believe that all required filings under Section 16(a) have been made by our officers and directors, except that Michael Hylander was elected to our Board of Directors on March 14, 2014 and has not as of the date of this report filed the Form 3 due March 24, 2014 .

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

Item 11. Executive Compensation.

Summary Compensation Table
The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal years 2014, 2013 and 2012 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)		Non-Equity Incentive Plan Compensa-tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)		Total ($) (j)
Jan Telander, CEO (1)	2014	$96,000			$				$21,000	(1)	$117,000
	2013	$96,000				$90,000			$21,900	(1)	$207,900
	2012	$32,000									$32,000

(1)	Mr. Telander was paid a $21,000 housing allowance in 2014, and a $21,900 housing allowance in fiscal 2013.

Stock Options Granted and Director Compensation in the Year Ended April 30, 2014

The following table sets forth equity awards held by our executive officers the close of our fiscal year ended April 30, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jan Telander		3,000,000	(1)				3,000,000	$60,000

*	Based on the market price of the Company’s common stock on May 30, 2014.

Director Compensation

Effective June 1, 2012, our Board of Directors approved the award of restricted stock units under the Plan to our two directors and one employee as follows: an award of 3,000,000 restricted stock units to the Company’s Chief Executive Officer, Jan Telander; an award of 600,000 restricted stock units to Henrik Sellmann, a director of the Company; and an award of 600,000 restricted stock units to the Secretary of the Company who is the manager of our real estate subsidiary.  Effective December 3, 2012 Company retained a Controller to whom 600,000 RSUs were issued as part of his initial remuneration package.  Effective June 1, 2014, our Board of Directors authorized the issuance of 600,000 RSUs to Michael Hylander, who was elected to our Board of Directors on March 14, 2014.

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

The interest of the holder of the RSU’s pursuant to a RSU Agreement shall become non-forfeitable or vested in 1/3 increments on the later of (i) the first, second and third anniversary dates of the grant of the award, and (ii) the trading price of our common stock for a period of twenty days having equaled or exceeded $0.15 per share for the first annual vesting date, $0.25 per share for the second annual vesting date, and $0.35 per share for the third annual esting date.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of June 14, 2012 by the following individuals or groups:

●	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

●	each of our named executive officers;

●	each of our directors; and

●	all directors and named executive officers as a group.

The percentage of beneficial ownership in the following table is based upon 104,329,703 shares of common stock outstanding as of May 30, 2014.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights.

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

As of April 30, 2014 all of the Phase I and Phase II shares have been purchased and 39,100,684 shares of the Phase III tranche.

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

As of April 30, 2014, the Company had not paid the annual interest payment due November 5, 2013, the due date for which has been extended by Rupes Futura to November 2, 2014.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided by Baker Tilly Virchow Krause, LLC for our fiscal years ended April 30, 2014 and 2013.

	2014	2013

Audit Fees	$37,000	$37,000
Audit-related Fees
Tax Fees	$9,700	8,800
All Other Fees

Total Fees	$46,700	$45,800

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2014 and 2013.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2014 and 2013, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2014 and 2013.

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

10.13
Membership Interest Purchase Agreement made and entered into effective April 30, 2012,  by and  among the Company, American Residential Gap LLC, and Progreen Properties III LLC; Progreen Properties VII, LLC; Progreen Properties VIII LLC; Progreen Properties IX LLC; and Progreen Properties XI, LLC [including Assignment of Membership Interest by the Company, dated April 30, 2012; Assignment and Assumption of Leases, dated as of May 1, 2012, between the Company and American Residential Gap LLC; one-year Lease Guaranty of the Company, dated as of May 1, 2012.  (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 30, 2012.)

10.14
Management Agreement, made and entered into as of April 30, 2012, by and between Progreen Properties Management LLC and American Residential Gap LLC.  (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 30, 2012.)

10.15
Agreement, dated May 30, 2013, between the Company and Rupes Futura AB, for the Sale of Investment Units in American Residential Gap ApS.  (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2013.).

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

PROGREEN PROPERTIES, INC

Date: June 27 , 2014	By:	/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on June 26, 2014.

/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief
Financial Officer and Director

By:	/s/ Henrik Sellmann
Henrik Sellmann, Director

By:	/s/ Michael Hylander
Michael Hylander, Director