Form 10-Q
period 2014-07-31
ProGreen Properties, Inc.
filed 2014-09-22
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 104,329,703 as of September   , 2014.

PROGREEN PROPERTIES, INC.

ProGreen Properties, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2014.

The results of operations for the three months ended July 31, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.

Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2014	2014
	(Unaudited)

Assets
Cash	$112,248	$176,760
Properties under development	189,397	92,730
Other receivables	6,772	7,521
Note receivable - rental property	3,342	3,707
Prepaid expenses	-	3,454
Deposits	5,000	5,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $35,153 and $31,755	34,589	37,987
Total assets	$351,348	$327,159

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	$94,339	$57,389
Accrued interest	116,581	90,108
Payable under management agreement	14,359	6,771
Obligations under capital leases	28,688	31,843
Notes payable	481,330	385,000
Note payable related party	40,000	40,000
Tenant deposits	8,125	10,962
Convertible debenture payable to related party, net of unamortized discount of $2,092 and $4,031	497,908	495,969
Total liabilities	1,281,330	1,118,042
Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 104,329,703 outstanding at July 31, 2014 and April 30, 2014	10,433	10,433
Additional paid in capital	3,138,402	3,122,707
Less: amount due from related party subscriber under subscription agreement	(154,592)	(151,189)
Accumulated deficit	(3,924,225)	(3,772,834)
Total stockholders' deficit	(929,982)	(790,883)
Total liabilities and stockholders' deficit	$351,348	$327,159

See accompanying Notes to Unaudited Condensed  Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Operations

(UNAUDITED)

	Three Months Ended
	July 31,
	2014	2013
Revenues:
Commissions revenue	$5,070	$1,500
Management fee revenue	2,363	2,998
Other income	150	100
Total Revenue	$7,583	$4,598
Expenses:
Rental property operating costs	590	470
Reserve for rent guarantee (recovery)	(350)	-
Advertising	921	1,782
Depreciation	3,398	3,398
Compensation expense	12,292	11,625
General & administrative	53,921	56,941
Other expenses	-	1,706
Professional fees	59,605	50,961
Total operating expenses	$130,377	$126,884

Operating loss	(122,794)	(122,286)
Other expenses and income:
Interest expense	(28,686)	(19,184)
Interest income	89	211
Loss before income tax expense	$(151,391)	$(141,259)

Income tax expense	-	-

Net Loss	$(151,391)	$(141,259)

Net loss per share - basic	$-	$-

Net loss per share - diluted	$-	$-

Weighted average shares outstanding - basic and fully diluted	104,329,703	104,329,703

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statement of Stockholders' Deficit

(UNAUDITED)

	Number of			Amount Due
	Shares		Additional	Under		Net
	Issued and	Common	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Capital	Agreement	Deficit	Deficit

Balance at April 30, 2013	104,329,703	$10,433	$3,062,707	$(137,689)	$(3,286,804)	$(351,353)

Amount due from subscriber under subscription agreement			13,500	(13,500)

Amount due under restricted stock unit agreement			46,500			46,500
Net loss					(486,030)	(486,030)
Balance at April 30, 2014	104,329,703	$10,433	$3,122,707	$(151,189)	$(3,772,834)	$(790,883)

Amount due from subscriber under subscription agreement			3,403	(3,403)
Amount due under restricted stock unit agreement			12,292			12,292
Net loss					(151,391)	(151,391)
Balance at July 31, 2014	104,329,703	$10,433	$3,138,402	$(154,592)	$(3,924,225)	$(929,982)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Three Months Ended
	July 31,
	2014	2013
Cash provided by (used in) operating activities
Net loss	$(151,391)	$(141,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	12,292	11,625
Depreciation and amortization	3,398	3,398
Amortization of discounts on debenture to related party	1,939	1,695
Acquisition and development of properties	(96,667)	(54,186)
Changes in operating assets and liabilities:
Accounts receivable	749	3,138
Accrued interest receivable	-	(75)
Note receivable	365	775
Prepaid expenses	3,454	666
Deposits	-	1,000
Accounts payable and accrued expenses	60,586	43,653
Payable under management agreement	7,588	11,357
Cash used in operating activities	(157,687)	(118,213)

Cash provided by investing activities
Proceeds from sale of investment notes	-	60,000
Cash provided by investing activities	-	60,000

Cash provided by (used in) financing activities
Proceeds from notes payable	96,330	-
Decrease in obligations under capital leases	(3,155)	(3,014)
Cash provided by (used in) financing activities	93,175	(3,014)

Net change in cash	(64,512)	(61,227)

Cash at beginning of period	176,760	152,318
Cash at end of period	$112,248	$91,091
Supplemental information:
Cash paid for interest	$274	$475

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

Unaudited

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended July 31, 2014, are not necessarily indicative of the results that may be expected for the year ending April 30, 2015.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to U.S.GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the three months ended July 31, 2014, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended July 31, 2014, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009. On April 30, 2009, we ceased operations conducting investigations and laboratory analysis and, pursuant to a settlement agreement, settled material litigation with the plaintiffs. The remaining assets and liabilities were transferred to a separate entity owned by the previous executive officers of the Company, and the Company is now controlled by the former plaintiffs in the now settled litigation. Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $158,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of July 31, 2014, the Company has approximately $112,000 in cash.

During the three months ended July 31, 2014 the Company spent approximately $97,000 to acquire and/or develop three properties. The Company does not expect to receive revenues to cover its costs of property acquisitions in the near future and will require external financing to continue acquisitions and sales of properties. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

Unaudited

Note 1. Financial Statement Presentation (continued)

On July 19, 2013, the Company entered into an Investment Agreement (“AMREFA Agreement”) with American Residential Fastigheter AB (“AMREFA”), which provides generally for an intended investment of up to $3,000,000 by AMREFA for the purpose of acquisition of investment properties in the U.S. from the Company. During the quarter ended July 31, 2014 AMREFA has loaned the Company an additional $96,330 and extended the due date on the $15,000 note payable to AMREFA from May 30, 2014 to December 31, 2014. As of July 31, 2014 notes payable to AMREFA total $481,330 plus accrued interest totaling $15,608. The notes payable and accrued interest are due in less than twelve months.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending April 30, 2015 classifications.

Note 2. Rental Properties and Properties under Development

The Company held three properties under development and no rental properties at July 31, 2014. The Company held no rental properties and two properties under development at April 30, 2014.

Note 3. Residential Leases

As of July 31, 2014 and April 30, 2014, the Company owned no renovated leased properties.

Note 4. Note Receivable - Rental Property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $3,342 and $3,707 as of July 31, 2014 and April 30, 2014, respectively. The note is due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum. The note payments are in arrears and the Company has been accepting reduced payments. Management believes the note is collectible and as such no reserve has been recorded.

Note 5. Payable Under Management Agreement

ProGreen Management has entered into management agreements with certain property owners whereby the Company manages, leases, operates, maintains and repairs the properties for which it receives a management fee of ten percent of the monthly rent. ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At July 31, 2014 and April 30, 2014 net rent amounts due totaled $14,359 and $6,771, respectively.

In addition, for certain properties the Company has guaranteed rents, in accordance with the terms of each lease, through various dates through November 1, 2014. In connection with the guarantees the Company has recorded reserves totaling approximately $3,900 and $4,250 as of July 31, 2014 and April 30, 2014, respectively which are included in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheet.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

Unaudited

Note 6. Obligations Under Capital Leases

The Company leases vehicles under capital leases expiring in various years through fiscal 2018.

The following is a schedule by year of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of July 31, 2014:

Year ending April 30,

2015	$10,284
2016	8,152
2017	8,152
2018	3,397
Total minimum lease payments	29,985

Less amounts representing interest	(1,297)
Present value of future minimum lease payments	$28,688

Total lease payments made in the three months ended July 31, 2014 and 2013 were $3,428 and $3,428 consisting of $3,154 and $3,014 principal and $274 and $414 interest, respectively. Principal payments are shown on the Company’s Unaudited Condensed Consolidated Statements of Cash Flow under Financing Activities. Interest expense is included in the Company’s Unaudited Condensed Consolidated Statements of Operations.

The cost of the vehicles in the amount of $63,252 at July 31, 2014 and April 30, 2014, is included in the Company’s Unaudited Condensed Consolidated Balance Sheets as a component of vehicles, furniture and equipment, and is being depreciated over an estimated useful life of five years. Depreciation expense of $3,163 is included in the Company’s Unaudited Condensed Consolidated Statements of Operations for the three months ended July 31, 2014 and July 31, 2013.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

Unaudited

Note 7. Notes Payable

The Company is indebted to AMREFA as follows:

	July 31,	April, 30
	2014	2014
Note Payable to AMREFA dated June 25, 2014, bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before June 25, 2015.	$96,330	$-

Note Payable to AMREFA dated April 22, 2014, bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before April 22, 2015.	135,000	135,000

Note Payable to AMREFA dated March 6, 2014, bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014.	35,000	35,000

Note Payable to AMREFA dated February 14, 2014, bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014.	40,000	40,000

Note Payable to AMREFA dated January 16, 2014, bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014.	100,000	100,000

Note Payable to AMREFA dated December 18, 2013, bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014.	60,000	60,000

Note Payable to AMREFA dated November 14, 2013, bears a fixed rate of interest of 8.00% and requires no monthly payments. The note was amended to extend the principal and interest due date to on or before December 31, 2014.	15,000	15,000
	$481,330	$385,000

The notes payable are unsecured.

ProGreen Properties, Inc.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

Unaudited

Note 8. Notes Payable Related Party

The note payable to the Company’s controller had a balance outstanding of $40,000 as of July 31, 2014 and April 30, 2014. The note is secured by the Company’s interest in one of its properties under development with a balance of approximately $39,500 at July 31, 2014.

Note 9. Corporate Lease Agreement

The Company recorded $6,036 of rental expense as a result of the lease for each of the three months ended July 31, 2014 and 2013.

Note 10. Related Party Secured Convertible Debenture Agreement

The effective interest rate on the convertible debenture payable to a related party as a result of discounts was 15.13% and 15.16 % which resulted in interest expense of approximately $18,700 for period ending July 31, 2014 and 2013, respectively. Accrued interest due totaled $100,973 and $84,000 at July 31, 2014 and April 30, 2014, respectively.

Note 11. Related Party Subscription Agreement

In connection with the related party Subscription Agreement, as of July 31, 2014 and April 30, 2014 the remainder of the purchase price and the applicable interest have been included in stockholders’ deficit as amount due from subscriber under subscription agreement. The remaining balance of $100,000 and related interest have not been received prior to the issuance of the financial statements.

Note 12. Income Taxes

The Company has not recorded any income tax benefit for the three months ended July 31, 2014 and 2013. The Company has recorded an income tax valuation allowance equal to the benefit of its income tax carry forward because of the uncertainty relating to the Company’s ability to utilize the Net Operating Loss carryforward.

Note 13. Loss per Share

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

Note 14. Commitments

The Company has no pending offers to purchase additional properties as of July 31, 2014.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

Unaudited

Note 15. Employee Stock Option Plan

Restricted Stock Units

Under its 2012 Employee Stock Option Plan the Company has awarded 5,400,000 restricted stock units (“RSUs”) to certain employees, officers, directors and consultants. Our Board approved effective June 1, 2014, the award of 600,000 restricted stock units under the Company’s 2012 Employee Stock Option Plan to a director of the Company.

For the three month period ended July 31, 2014 and 2013, compensation expense relating to these RSUs of $12,292 was recorded as follows:

	July 31,	July, 31
	2014	2013
Number of restricted stock units issued on June 1, 2012	4,200,000	4,200,000
Stock price on grant date	$0.03	$0.03
Vesting Period	3 years	3 years
Estimated fair value at issuance	$126,000	$126,000

May 1, 2014 through July 31, 2014 Compensation Expense	$10,500
May 1, 2013 through July 31, 2013 Compensation Expense		$10,500

Number of restricted stock units issued on December 3, 2012	600,000	600,000
Stock price on grant date	$0.03	$0.03
Vesting Period	4 years	4 years
Estimated fair value at issuance	$18,000	$18,000

May 1, 2014 through July 31, 2014 Compensation Expense	$1,125
May 1, 2013 through July 31, 2013 Compensation Expense		$1,125

Number of restricted stock units issued on June 1, 2014	600,000	-
Stock price on grant date	$0.02
Vesting Period	3 years
Estimated fair value at issuance	$12,000	$-

May 1, 2014 through July 31, 2014 Compensation Expense	$667
May 1, 2013 through July 31, 2013 Compensation Expense		$-

Total compensation expense	$12,292	$11,625

Note 16. Subsequent Events

Management has evaluated subsequent events through September 22, 2014 the date on which the financial statements were available to be issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company was incorporated in Florida on April 23, 1998 and reincorporated in Delaware on December 12, 2008. Effective September 11, 2009, we changed our name from Diversified Product Inspections, Inc. to ProGreen Properties, Inc. to reflect the change in our business operations from the conduct of investigations and laboratory.

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

During the year ended April 30, 2014 AMREFA has loaned the Company $450,000, of which $385,000 was outstanding at April 30, 2014, and a related party loaned the Company an additional $40,000 for acquisitions of investment properties. In the three months ended July 31, 2014, AMREFA loaned the Company $96,330 and extended the due date on the $15,000 note payable to AMREFA from May 30, 2014 to December 31, 2014. As of July 31, 2014 notes payable to AMREFA total $481,330 plus accrued interest totaling $15,608. The notes payable and accrued interest are due in less than twelve months.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013

During the three months ended July 31, 2014, we incurred a net loss of approximately $151,400 compared to a net loss of approximately $141,300 for the three months ended July 31, 2013. Revenue increased approximately $3,000 in the three months ended July 31, 2014 compared to the three months ended July 31, 2013. Revenue increased mainly due to an increase in commissions revenue to approximately $5,100 in the three months ended July 31, 2014 from approximately $1,500 in the three months ended July 31, 2013, partially offset by a decrease in revenue from management fees from approximately $3,000 in three months ended July 31, 2013 to approximately $2,400 in the quarter ended July 31, 2014.

The Company had no condominium sales and held no rental properties in either quarter ended July 31, 2014 or 2013.

There have been fluctuations in certain expenses in the three months ended July 31, 2014, as compared to the three months ended July 31, 2013. Reserve for rent guarantee decreased approximately $350. There was no reserve for the three months ended July 31, 2013 as compared to a recovery of approximately $350 for the three months ended July 31, 2014 as the rental guarantee on one remaining rental property sale is near expiration and to date no payments have been required. Advertising decreased approximately $4,900 for the three months July 31, 2014 as compared to the three months ended July 31, 2013 as there were no available rental properties. Compensation expense increased approximately $670 from the comparable fiscal 2014 period as a result of two months vesting of additional restricted stock units which were issued in the three months ended July 31, 2014.

General and administrative fees decreased approximately $3,000 for the three months ended July 31, 2014 as compared to the comparable prior period of July 31, 2013 due to decreased Company activity in the current three months.

Other expenses decreased from approximately $1,700 for the three months ended July 31, 2013 as compared to $0 for the three months ended July 31, 2014 due to decreased Company activity in the current three months.

Professional fees increased approximately $8,600 which is attributable to an increase in the use of outside accounting services and legal consultation for the three months ended July 31, 2014 as compared to the comparable the three months ended July 31, 2013. This is attributable to the timing of these services.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2014, we had total assets of approximately $351,300, compared to total assets of approximately $327,200 as of April 30, 2014. The increase in total assets was due to the following: there were three properties under development as of July 31, 2014, one of which was purchased for approximately $67,300 in the current quarter and costs were incurred to develop the other two properties in the amount of approximately $29,400 in the current quarter. This increase in total assets was offset by certain decreases in assets from April 30, 2014 to July 31, 2014 as follows; cash decreased approximately $64,600, prepaid expenses decreased approximately $3,500 and property and equipment decreased approximately $ 3,400 due to depreciation expense.

Cash decreased from approximately $176,800 as of April 30, 2014 to approximately $112,200 as of July 31, 2014. At July 31, 2014, we had stockholders’ deficit of approximately $930,000 compared to deficit of approximately $790,900 as of April 30, 2014. The increase in stockholders’ deficit was primarily due to net operating losses of approximately $151,400 offset by amount due under restricted stock units of approximately $12,300 in the three month period ended July 31, 2014.

Rental property

The Company held no rental properties as of July 31, 2014 or April 30, 2014.

Properties under development

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of approximately $3,300 and $3,700 as of July 31, 2014 and April 30, 2014, respectively. The note is due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum. The note payments are in arrears and the Company has been accepting reduced payments. Management believes the note is collectible and as such no reserve has been recorded.

In January 2014 the Company purchased one property for development, and purchased two additional properties in February and June, 2014. The three properties are held for development as of July 31, 2014.

Cash

Cash decreased approximately $64,600 for the three months ended July 31, 2014.  During the current quarter the Company received approximately $96,300 in proceeds from notes payable, invested approximately $96,700 in properties under development, expended approximately $61,000 to fund operations and repaid approximately $3,200 on obligations under capital leases.

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

For the current fiscal year, to continue purchasing properties for renovation, we estimate that our capital requirement will be approximately $2,500,000, for which the Company is looking to AMREFA and other financing sources to provide the necessary capital.  With any purchases of larger apartment complex properties, we estimate that we will be required to find investment partners to provide financing in the range of $5 million to $25 million over the next 12-24 months.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the discussion of the Company’s accounting policies included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014. We consider the following accounting policies to be the most critical going forward:

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

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS.

31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRLTaxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGREEN PROPERTIES, INC.

BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

Dated: September 22, 2014

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

