Form 10-Q
period 2014-10-31
ProGreen Properties, Inc.
filed 2014-12-22
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 104,329,703 as of December 19, 2014.

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

The results of operations for the three and six months ended October 31, 2014 and 2013 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2014	2014
	(Unaudited)

Assets
Cash	$74,851	$176,760
Properties under development	73,634	92,730
Other receivables	5,114	7,521
Note receivable - rental property	2,491	3,707
Prepaid expenses	6,250	3,454
Deposits	5,000	5,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $38,551 and $31,755	31,191	37,987
Total assets	$198,531	$327,159

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	$120,595	$57,389
Accrued interest	128,813	90,108
Payable under management agreement	25,783	6,771
Obligations under capital leases	25,498	31,843
Notes payable	382,902	385,000
Note payable related party	-	40,000
Tenant deposits	9,843	10,962
Convertible debenture payable to related party, net of unamortized discount of $153 and $4,031	499,847	495,969
Total liabilities	1,193,281	1,118,042
Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 104,329,703 outstanding at October 31, 2014 and April 30, 2014	10,433	10,433
Additional paid in capital	3,139,930	3,122,707
Less: amount due from related party subscriber under subscription agreement	(157,995)	(151,189)
Accumulated deficit	(3,987,118)	(3,772,834)
Total stockholders' deficit	(994,750)	(790,883)
Total liabilities and stockholders' deficit	$198,531	$327,159

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenues:

Proceeds from sale of properties	$200,000	$85,000	$200,000	$85,000
Commissions revenue	14,175	-	19,245	1,500
Management fee revenue	2,202	2,992	4,565	5,990
Other income	1,254	-	1,404	100
Total Revenue	$217,631	$87,992	$225,214	$92,590
Expenses:
Cost of properties sold	167,444	67,916	167,444	67,916
Rental property operating costs	(320)	(1,763)	270	(1,293)
Reserve for rent guarantee (recovery)	1,600	850	1,250	850
Advertising	312	5,029	1,233	6,811
Depreciation	3,398	3,398	6,796	6,796
Compensation expense	11,125	11,625	23,417	23,250
Compensation expense (recovery)	(13,000)	-	(13,000)	-
General & administrative	50,014	42,486	103,935	99,427
Other expenses	-	-	-	1,706
Professional fees	29,399	42,293	89,004	93,255
Total operating expenses	$249,972	$171,834	$380,349	$298,718

Operating loss	(32,341)	(83,842)	(155,135)	(206,128)
Other expenses and income:
Interest expense	(30,617)	(19,474)	(59,303)	(38,658)
Interest income	65	166	154	377
Loss before income tax expense	$(62,893)	$(103,150)	$(214,284)	$(244,409)
Income tax expense	-	-	-	-
Net Loss	(62,893)	(103,150)	(214,284)	$(244,409)
Net loss per share - basic	$-	$-	$-	$-
Net loss per share - diluted	$-	$-	$-	$-
Weighted average shares outstanding - basic and fully diluted	104,329,703	104,329,703	104,329,703	104,329,703

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Stockholders' Deficit
(UNAUDITED)

	Number of			Amount Due
	Shares		Additional	Under		Net
	Issued and	Common	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Capital	Agreement	Deficit	Deficit

Balance at April 30, 2013	104,329,703	$10,433	$3,062,707	$(137,689)	$(3,286,804)	$(351,353)

Amount due from subscriber under subscription agreement			13,500	(13,500)
Amount due under restricted stock unit agreement			46,500			46,500
Net loss					(486,030)	(486,030)
Balance at April 30, 2014	104,329,703	$10,433	$3,122,707	$(151,189)	$(3,772,834)	$(790,883)

Amount due from subscriber under subscription agreement			6,806	(6,806)
Amount due under restricted stock unit agreement			23,417			23,417
Cancelled restricted stock units			(13,000)			(13,000)
Net loss					(214,284)	(214,284)
Balance at October 31, 2014	104,329,703	$10,433	$3,139,930	$(157,995)	$(3,987,118)	$(994,750)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Six Months Ended
	October 31,
	2014	2013
Cash provided by (used in) operating activities
Net loss	$(214,284)	$(244,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	23,417	23,250
Recovery - restricted stock units	(13,000)	-
Depreciation and amortization	6,796	6,796
Gain on sale of properties	(32,556)	(17,084)
Amortization of discounts on debenture to related party	3,878	3,391
Acquisition and development of properties	(148,348)	(67,916)
Proceeds from sale of properties	200,000	58,000
Changes in operating assets and liabilities:
Accounts receivable	2,407	2,588
Accrued interest receivable	-	1,380
Note receivable	1,216	1,068
Prepaid expenses	(2,796)	(1,984)
Deposits	-	1,000
Accounts payable and accrued expenses	100,792	47,887
Payable under management agreement	19,012	27,467
Cash used in operating activities	(53,467)	(158,566)

Cash provided by investing activities
Proceeds from sale of investment notes	-	60,000
Cash provided by investing activities	-	60,000

Cash provided by (used in) financing activities
Proceeds from notes payable	212,903	-
Repayment of notes payable	(215,000)	-
Repayment of notes payable related party	(40,000)	-
Decrease in obligations under capital leases	(6,345)	(6,062)
Cash used in financing activities	(48,442)	(6,062)

Net change in cash	(101,909)	(104,628)

Cash at beginning of period	176,760	152,318
Cash at end of period	$74,851	$47,690
Supplemental information:
Noncash transaction: payment from accumulated rent due	$-	$27,000
Cash paid for interest	$16,720	$1,240

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

Unaudited

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended October 31, 2014, are not necessarily indicative of the results that may be expected for the year ending April 30, 2015.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the six months ended October 31, 2014, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended October 31, 2014, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009. On April 30, 2009, we ceased operations conducting investigations and laboratory analysis and, pursuant to a settlement agreement, settled material litigation with the plaintiffs. The remaining assets and liabilities were transferred to a separate entity owned by the previous executive officers of the Company, and the Company is now controlled by the former plaintiffs in the now settled litigation. Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $53,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of October 31, 2014, the Company has approximately $75,000 in cash.

During the six months ended October 31, 2014 the Company spent approximately $148,000 to acquire and/or develop three properties. The Company does not expect to receive revenues to cover its costs of property acquisitions in the near future and will require external financing to continue acquisitions and sales of properties. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

Unaudited

Note 1. Financial Statement Presentation (continued)

On July 19, 2013, the Company entered into an Investment Agreement (“AMREFA Agreement”) with American Residential Fastigheter AB (“AMREFA”), which provides generally for an intended investment of up to $3,000,000 by AMREFA for the purpose of acquisition of investment properties in the U.S. from the Company. During the six months ended October 31, 2014, AMREFA has loaned the Company an additional $199,000. The Company has reduced the amount due to AMREFA by $215,000 as a result of the Company’s sale of two properties to American Residential Gap, LLC, whose sole member is AMREFA, during the six months ended October 31, 2014. As of October 31, 2014 notes payable to AMREFA total $368,796 plus accrued interest totaling $10,827. The notes payable and accrued interest are due in less than twelve months.

During the six months ended October 31, 2014, the Company paid in full the $40,000 note payable plus accrued interest of $3,742 which was due to the Company’s controller.

During the six months ended October 31, 2014, the Company entered into two notes payable to the City of Southfield totaling $14,106 (collectively, the “Southfield debt”) to finance the City of Southfield’s assessments on one of the Company’s sold properties. The Southfield debt and accrued interest is due over a 17 year period commencing August 31, 2015. ARG has confirmed that it will assume the Southfield debt in connection with the next occurring property sale by the Company to ARG, in which transaction the amount of the Southfield debt represented by the two notes so assumed would be reflected as a credit to ARG’s property purchase price in the sale.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending April 30, 2015 classifications.

Note 2. Rental Properties and Properties under Development

The Company held one property under development and no rental properties at October 31, 2014. The Company held two properties under development and no rental properties at April 30, 2014.

Note 3. Note Receivable - Rental Property

On August 21, 2012, the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $2,491 and $3,707 as of October 31, 2014 and April 30, 2014, respectively. The note was due August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum. Subsequent to October 31, 2014, the Company received the full amount of the note payments due and the related interest.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

Unaudited

Note 4. Payable Under Management Agreement

ProGreen Management has entered into management agreements with certain property owners whereby the Company manages, leases, operates, maintains and repairs the properties for which it receives a management fee of ten percent of the monthly rent. ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At October 31, 2014 and April 30, 2014, net rent amounts due totaled $25,783 and $6,771, respectively.

In addition, for certain properties the Company has guaranteed rents, in accordance with the terms of each lease, through October 1, 2015. In connection with the guarantees the Company has recorded reserves totaling approximately $5,500 and $4,250 as of October 31, 2014 and April 30, 2014, respectively which are included in accounts payable and accrued expenses in the accompanying unaudited Condensed Consolidated Balance Sheets.

Note 5. Obligations Under Capital Leases

The Company leases vehicles under capital leases expiring in various years through fiscal 2018.

The following is a schedule by year of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of October 31, 2014:

Year ending April 30,
2015	$6,856
2016	8,152
2017	8,152
2018	3,397
Total minimum lease payments	26,557

Less amounts representing interest	(1,059)
Present value of future minimum lease payments	$25,498

Total lease payments made in the six months ended October 31, 2014 and 2013 were $6,856 consisting of $6,345 and $6,062, principal and $511 and $794 interest, respectively. Principal payments are shown on the Company’s Unaudited Condensed Consolidated Statements of Cash Flow under Financing Activities. Interest expense is included in the Company’s Unaudited Condensed Consolidated Statements of Operations.

The cost of the vehicles in the amount of $63,252 at October 31, 2014 and April 30, 2014, is included in the Company’s Unaudited Condensed Consolidated Balance Sheets as a component of vehicles, furniture and equipment, and is being depreciated over an estimated useful life of five years. Depreciation expense of $6,325 is included in the Company’s Unaudited Condensed Consolidated Statements of Operations for the six months ended October 31, 2014 and October 31, 2013.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

Unaudited

Note 6. Notes Payable

The Company is indebted as follows:

	October 31,	April , 30
	2014	2014
Note Payable to City of Southfield dated October 29, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	$6,000	$-

Note Payable to City of Southfield dated October 29, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	8,106	-

Note Payable to AMREFA dated October 1, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before October 1, 2015.	27,009	-

Note Payable to AMREFA dated October 1, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before October 1, 2015.	75,457	-

Note Payable to AMREFA dated June 25, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before June 25, 2015.	96,330	-

Note Payable to AMREFA dated April 22, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before April 22, 2015.	135,000	135,000

Note Payable to AMREFA dated March 6, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014.	35,000	35,000

Note Payable to AMREFA dated February 14, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014. Obligation satisfied in sale of property located at 21198 Berg Street, Southfield, Michigan.	-	40,000

Note Payable to AMREFA dated January 16, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014. Partially paid off through sale of property located at 23270 Helen Street, Southfield, Michigan. Balance paid off through new Note Payable dated October 1, 2014 in the amount of $75,458.	-	100,000

Note Payable to AMREFA dated December 18, 2013 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014. Obligation satisfied in sale of property located at 23270 Helen Street, Southfield, Michigan.	-	60,000

Note Payable to AMREFA dated November 14, 2013 bears a fixed rate of interest of 8.00% and requires no monthly payments. The note was amended to extend the principal and interest due date to on or before December 31, 2014. Obligation satisfied in sale of property located at 21198 Berg Street, Southfield, Michigan.	-	15,000
	$382,902	$385,000

The notes payable to AMREFA are unsecured.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

Unaudited

Note 7. Notes Payable Related Party

The note payable to the Company’s controller had a balance outstanding of $0 as of October 31, 2014 and $40,000 as of April 30, 2014.

Note 8. Corporate Lease Agreement

The Company recorded $12,073 of rental expense as a result of the lease for each of the six months ended October 31, 2014 and 2013.

Note 9. Related Party Secured Convertible Debenture Agreement

The effective interest rate on the convertible debenture payable to a related party as a result of discounts was 15.10% and 15.13 % which resulted in interest expense of approximately $37,900 and $37,400 for periods ending October 31, 2014 and 2013, respectively. Accrued interest due totaled $118,000 and $84,000 at October 31, 2014 and April 30, 2014, respectively.

Note 10. Related Party Subscription Agreement

In connection with the related party Subscription Agreement, as of October 31, 2014 and April 30, 2014, the remainder of the purchase price and the applicable interest have been included in stockholders’ deficit as amount due from subscriber under subscription agreement. In December 2014, the Company received $50,000 of the remaining $100,000 purchase price balance and $59,120 of related interest. The remaining balance of the purchase price in the amount of $50,000 has not been received prior to the issuance of the financial statements. See Note 15.

Note 11. Income Taxes

The Company has not recorded any income tax benefit for the six months ended October 31, 2014 and 2013. The Company has recorded an income tax valuation allowance equal to the benefit of its income tax carry forward because of the uncertainty relating to the Company’s ability to utilize the Net Operating Loss carryforward.

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

Note 13. Commitments

The Company has no pending offers to purchase additional properties as of October 31, 2014.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

Unaudited

Note 14. Employee Stock Option Plan

Restricted Stock Units

Under its 2012 Employee Stock Option Plan the Company has awarded 5,400,000 restricted stock units (“RSUs”) to certain employees, officers, directors and consultants. The Board approved effective June 1, 2014, the award of 600,000 restricted stock units under the Company’s 2012 Employee Stock Option Plan to a director of the Company.

On October 22, 2014, Henrik Sellmann resigned as a director of the Company. The 600,000 RSUs awarded to him on June 1, 2012 were not fully vested and they expired with his resignation. During the quarter ended October 31, 2014, the Company reversed compensation expense accrued since inception, relating to these RSUs in the amount of $13,000. This amount is included in Company’s Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as a component of accumulated paid in capital and compensation expense recovery is included in the Company’s Unaudited Condensed Consolidated Statements of Operations for the six months ended October 31, 2014

For the six months period ended October 31, 2014 and 2013, compensation expense relating to the RSUs was recorded as follows:

	October 31,	October, 31
	2014	2013
Number of restricted stock units issued on June 1, 2012 (excluding RSUs issued to Director)	3,600,000	3,600,000
Stock price on grant date	$0.03	$0.03
Vesting Period	3 years	3 years
Estimated fair value at issuance	$108,000	$108,000
May 1, 2014 through October 31, 2014 Compensation Expense	$18,000
May 1, 2013 through October 31, 2013 Compensation Expense		$18,000

Number of restricted stock units issued on June 1, 2012 to Director through July 31, 2014	600,000	600,000
Stock price on grant date	$0.03	$0.03
Vesting Period	3 years	3 years
Monthly amount vested	$500	$500
Number of months May 1, 2014 through July 31, 2014	3 months
May 1, 2014 through October 31, 2014 Compensation Expense	$1,500
Number of months May 1, 2013 through October 31, 2013		6 months
May 1, 2013 through October 31, 2013 Compensation Expense		$3,000

Number of restricted stock units issued on December 3, 2012	600,000	600,000
Stock price on grant date	$0.03	$0.03
Vesting Period	4 years	4 years
Estimated fair value at issuance	$18,000	$18,000

May 1, 2014 through October 31, 2014 Compensation Expense	$2,250
May 1, 2013 through October 31, 2013 Compensation Expense		$2,250

Number of restricted stock units issued on June 1, 2014	600,000
Stock price on grant date	$0.02
Vesting Period	3 years
Estimated fair value at issuance	$12,000

May 1, 2014 through October 31, 2014 Compensation Expense	$1,667
May 1, 2013 through October 31, 2013 Compensation Expense		$-
Total compensation expense	$23,417	$23,250

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

Unaudited

Note 15. Subsequent Events

Effective November 24, 2014, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with KBM Worldwide, Inc. (“KBM”), pursuant to which the Company issued KBM a convertible note in the amount of $43,000, bearing interest at the rate of 8% per annum (the “Convertible Note”). The Convertible Note provides KBM the right, during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Note, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at a 39% discount from the market price of the common stock and is payable, together with interest thereon, on November 24, 2015. The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 110% of such the outstanding principal amount and accrued and unpaid interest thereon) if the note is repaid within the first 30 days after the issuance date. The prepayment penalty increases to 120% if repayment is during the period which is 31 to 60 days after the issuance date; 125%, if repayment is during the period which is 61 to 90 days after the issuance date; 130%, if repayment is during the period which is 91 to 120 days after the issuance date; and 135%, if repayment is during the period which is 121 days to 180 days after the issuance date. After 180 days have elapsed from the issuance date, the Company has no right to prepay the Convertible Note.

In December 2014, the Company received $50,000 of the remaining $100,000 balance and $59,120 of related interest due under the related party subscription agreement. See note 10.

Management has evaluated subsequent events through December 19, 2014 the date on which the financial statements were available to be issued.

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

Under the Investment Agreement, Progreen would be provided with 100% property acquisition and refurbishment financing by AMREFA, in the form of property loans. Once the properties acquired have been reformed and updated to ProGreen standards and subsequently leased, showing a minimum initial return of 9.5% per annum to AMREFA, the properties would be acquired by AMREFA as income producing investment properties, managed by ProGreen.  Pursuant to the Investment Agreement, AMREFA’s stated plan is to conduct an offering in Sweden to fund an intended investment of up to $3,000,000 during 2013, with a maximum of 10% of such investment funds designated for subscription, at AMREFA’s sole option, to purchase Progreen common stock.

During the year ended April 30, 2014 AMREFA loaned the Company $450,000, of which $385,000 was outstanding at April 30, 2014, and a related party loaned the Company an additional $40,000 for acquisitions of investment properties. During the six months ended October 31, 2014 AMREFA has loaned the Company an additional $198,796. During the six months ended October 31, 2014 the Company reduced the amount due to AMREFA by $215,000 as a result of the Company’s sale of two properties to American Residential Gap, LLC, whose sole member is AMREFA, As of October 31, 2014 notes payable to AMREFA total $368,796 plus accrued interest totaling $10,827. The notes payable and accrued interest are due in less than twelve months.

During the six months ended October 31, 2014 the Company paid in full the $40,000 related party note payable plus accrued interest of $1,742.

During the six months ended October 31, 2014 the Company entered into two notes payable to the City of Southfield totaling $14,106 to finance the City of Southfield’s assessments on one of the Company’s sold properties. The debt and accrued interest is due over a seventeen year period commencing August 31, 2015.

RESULTS OF OPERATIONS

Three months Ended October 31, 2014 Compared to Three months Ended October 31, 2013

During the three months ended October 31, 2014, we incurred a net loss of approximately $62,900 compared to a net loss of approximately $103,150 for the three months ended October 31, 2013. Revenue increased approximately $130,000 in the three months ended October 31, 2014 compared to the three months ended October 31, 2013. Revenue increased in part due to an increase in proceeds from the sale of properties of $115,000. During the three months ended October 31, 2014 the Company sold two properties as compared to the sale of one property during the three months ended October 31, 2013. Revenue also increased due to a commissions revenue increase of approximately $14,000 in the three months ended October 31, 2014 up from $-0- in the three months ended October 31, 2013. The Company received commissions on the sale of two properties in the three months ended October 31, 2014. These increases were partially offset by a decrease in revenue from management fees from approximately $3,000 in three months ended October 31, 2013 to approximately $2,200 in the three months ended October 31, 2014 as a result of the sale of one of the Company managed properties.

The Company held one property under development and no rental properties at October 31, 2014. The Company held two properties under development and no rental properties at April 30, 2014.

There have been fluctuations in certain expenses in the three months ended October 31, 2014, as compared to the three months ended October 31, 2013. Cost of properties sold increased approximately $99,500 as a result of the sale of two properties in the three months ended October 31, 2014. In the three months ended October 31, 2013 the Company sold one property. Rental property operating costs increased approximately $1,400 in the three months ended October 31, 2014 as compared to the same period in fiscal 2013 mainly due to the refund of insurance premiums in received in the three months ended October 31, 2013.

Advertising decreased approximately $4,700 for the three months ended October 31, 2014 as compared to the three months ended October 31, 2013 as there were no available rental properties. Compensation expense was approximately $11,100, offset by a recovery of $(13,000) in the quarter ended October 31 2014, as compared to compensation expense of $11,625, in the quarter ended October 31, 2013, The recovery amount resulted from the reversal of compensation expense accrued with respect to a Director’s restricted stock units (RSUs) since inception. Upon resignation of the director, who held 600,000 RSUs, the RSUs expired resulting in the recovery of $13,000 of previously recognized expense.

General and administrative expense increased approximately $7,500 for the three months ended October 31, 2014 as compared to the comparable prior due to increased Company activity in the current three months.

Professional fees decreased approximately $13,000, due to a lower usage level for outside audit and accounting services and legal consultation for the three months ended October 31, 2014 as compared to the comparable three months in 2013.

Six months Ended October 31, 2014 Compared to Six months Ended October 31, 2013

During the six months ended October 31, 2014, we incurred a net loss of approximately $214,000 compared to a net loss of approximately $244,000 for the six months ended October 31, 2013. Revenue increased approximately $133,000 in the six months ended October 31, 2014 compared to the six months ended October 31, 2013. Revenue increased in part due to an increase in proceeds from the sale of properties of $115,000, During the six months ended October 31, 2014 the Company sold two properties as compared to the sale of one property during the six months ended October 31, 2013. Revenue also increased due to a commissions revenue increase of approximately $18,000 in the six months ended October 31, 2014 up from $1,500 in the six months ended October 31, 2013, The Company received commissions on the sale of two Company owned properties and on one managed property in the three months ended October 31, 2014. These increases were partially offset by a decrease in revenue from management fees from approximately $6,000 in six months ended October 31, 2013 to approximately $4,500 in the six months ended October 31, 2014 as a result of the sale of one of the Company managed properties.

The Company held one property under development and no rental properties at October 31, 2014. The Company held two properties under development and no rental properties at April 30, 2014.

There have been fluctuations in certain expenses in the six months ended October 31, 2014, as compared to the six months ended October 31, 2013. Cost of properties sold increased approximately $99,500 as a result of the sale of two properties in the six months ended October 31, 2014. During the six months ended October 31, 2013 the Company sold one property. Advertising decreased approximately $ 5,600 to $1,200 for the six months ended October 31, 2014 as compared to the six months ended October 31, 2013 as there were no available rental properties. Compensation expense was approximately $23,000 in both 2013 and 2014, which was offset by a recovery of $(13,000) in,the six months ended October 31, 2014. The recovery amount resulted from the reversal of compensation expense accrued with respect to a Director’s restricted stock units (RSUs) since inception. Upon resignation of the director, who held 600,000 RSUs, the RSUs expired resulting in the recovery of $13,000 of previously recognized expense.

General and administrative expense increased approximately $4,500 for the six months ended October 31, 2014 as compared to the comparable prior due to increased Company activity in the current six months.

Professional fees decreased approximately $4,300, due to a lower usage level for outside audit and accounting services and legal consultation for the six months ended October 31, 2014 as compared to the comparable six months in 2013.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2014, we had total assets of approximately $198,500, compared to total assets of approximately $327,200 at April 30, 2014. The decrease in total assets was mainly due to the following; Cash decreased approximately $102,000 and properties under development decreased approximately $19,100. There were two properties under development as of April 30, 2014 totaling approximately $92,700, and one property under development as of October 31, 2014 totaling approximately $73,600. During the six months ended October 31, 2014 the two properties which were held at April 30, 2014 were developed and sold. One property was purchased for approximately $70,700 in the current six months and the property remains in property under development as of October 31, 2014. As of October 31, 2014 an additional $2,900 has been spent to develop the remaining property.

The decrease in total assets also reflected certain decreases in assets from April 30, 2014 to October 31, 2014 as follows; various receivables decreased approximately $3,600 and property and equipment decreased approximately $6,800 due to depreciation expense. These decrease were partially offset by an increase in prepaid expenses of approximately $2,800.

Cash decreased from approximately $177,000 as of April 30, 2014 to approximately $75,000 as of October 31, 2014. At October 31, 2014, we had stockholders’ deficit of approximately $995,000 compared to deficit of approximately $791,000 as of April 30, 2014. The increase in stockholders’ deficit was primarily due to a net loss of approximately $214,000 and compensation expense relating to RSUs of $ 23,000, which were offset by a recovery of $13,000 in compensation expense due to the expiration of restricted stock units in the six month period ended October 31, 2014.

Going Concern

The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Rental property

The Company held no rental properties as of October 31, 2014 or April 30, 2014.

Properties under development

In January 2014 the Company purchased one property for development, and purchased two additional properties in February and June, 2014. Two properties were sold in October 2014, and one property is held for development as of October 31, 2014.

Cash

Cash decreased approximately $102,000 for the six months ended October 31, 2014.  During this period the Company received approximately $212,900 in proceeds from notes payable, repaid $215,000 in notes payable, repaid $40,000 in notes payable related party, invested approximately $148,300 in properties under development, received $200,000 in proceeds from the sale of properties, expended approximately $105,300 to fund operations and repaid approximately $6,300 on obligations under capital leases.

Related Party Subscription Agreement

On October 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock at a fixed price of $0.01023 per share, in three tranches:  the Phase I tranche consisted of 5,767,350 shares of Common Stock, to be purchased by EIG on or before October 16, 2009; the Phase II tranche, of 43,108,504 shares, to be purchased by EIG on or before December 31, 2009; and the Phase III tranche, of 48,875,855 shares of Common Stock, to be purchased by EIG on or before October 16, 2010. As of January 31, 2012 all of the Phase I and Phase II shares, and 39,100,684 shares of the Phase III tranche, have been purchased, and there is a remaining balance of $100,000 payable to complete payment of the Phase II purchase price.  Under a December 1, 2009, Amendment to the Subscription Agreement, EIG pays a penalty interest rate of 13.5% per annum on the unpaid balance as of the final purchase date of the Phase III shares from that date to the date the shares are purchased.

In December 2014 the Company received $50,000 of the remaining $100,000 purchase price balance and $59,120 of related interest. The remaining balance of the purchase price in the amount of $50,000 has not been received prior to the issuance of the financial statements.

In the current fiscal year, to continue purchasing properties for renovation, the Company is looking to AMREFA and other financing sources to provide the necessary capital.  With any purchases of larger apartment complex properties, we estimate that we will be required to find investment partners to provide financing in the range of $5 million to $25 million over the next 12-24 months.

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

Dated: December 19, 2014

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

