Form 10-Q
period 2015-01-31
ProGreen Properties, Inc.
filed 2015-03-23
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 104,329,703 as of March 4, 2015.

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

The results of operations for the three and nine months ended January 31, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.

Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2015	2014
	(Unaudited)

Assets
Cash	$93,311	$176,760
Properties under development	-	92,730
Other receivables	5,385	7,521
Note receivable - rental property	2,548	3,707
Prepaid expenses	8,188	3,454
Deposits	5,000	5,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $41,949 and $31,755	27,793	37,987
Total assets	$142,225	$327,159

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	$77,214	$57,389
Accrued interest	145,765	90,108
Payable under management agreement	29,797	6,771
Obligations under capital leases	22,271	31,843
Notes payable	315,652	385,000
Note payable related party	-	40,000
Tenant deposits	11,643	10,962
Convertible note	43,000	-
Convertible debenture payable to related party, net of unamortized discount of $0 and $4,031	500,000	495,969
Total liabilities	1,145,342	1,118,042
Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 104,329,703 outstanding
at January 31, 2015 and April 30, 2014	10,433	10,433
Additional paid in capital	3,153,496	3,122,707
Less: amount due from related party subscriber under subscription agreement	(51,316)	(151,189)
Accumulated deficit	(4,115,730)	(3,772,834)
Total stockholders' deficit	(1,003,117)	(790,883)
Total liabilities and stockholders' deficit	$142,225	$327,159

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Revenues:

Proceeds from sale of properties	$-	$-	$200,000	$85,000
Proceeds from sale of properties, related party	75,000		75,000
Commissions revenue	4,750	1,000	23,995	2,500
Management fee revenue	2,676	3,413	7,241	9,403
Construction services revenue, related party	24,040	-	24,040	-
Other income	150	50	1,554	150
Total Revenue	$106,616	$4,463	$331,830	$97,053
Expenses:
Cost of properties sold	-	-	167,444	67,916
Cost of properties sold, related party	73,688		73,688
Cost of construction services, related party	21,855	-	21,855	-
Rental property operating costs (recovery)	124	(1,168)	394	(2,461)
Reserve for rent guarantee (recovery)	-	(2,400)	1,250	(1,550)
Advertising	1,048	147	2,281	1,608
Depreciation	3,398	3,398	10,194	10,194
Compensation expense	11,125	11,625	21,542	34,875
General & administrative	52,767	55,937	156,702	158,045
Professional fees	46,011	41,902	135,014	139,532
Total operating expenses	$210,016	$109,441	$590,364	$408,159

Operating loss	(103,400)	(104,978)	(258,534)	(311,106)
Other expenses and income:
Interest expense	(25,270)	(20,498)	(84,573)	(59,156)
Interest income	57	120	211	497
Loss before income tax expense	$(128,613)	$(125,356)	$(342,896)	$(369,765)

Income tax expense	-	-	-	-
Net Loss	(128,613)	(125,356)	(342,896)	$(369,765)
Net loss per share - basic and fully diluted	$0	$0	$0	$0
Weighted average shares outstanding - basic and fully diluted	104,329,703	104,329,703	104,329,703	104,329,703

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statement of Stockholders' Deficit
(UNAUDITED)

	Number of			Amount Due
	Shares		Additional	Under		Net
	Issued and	Common	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Capital	Agreement	Deficit	Deficit

Balance at April 30, 2014	104,329,703	$10,433	$3,122,707	$(151,189)	$(3,772,834)	$(790,883)

Amount due from subscriber under subscription agreement			9,247	(9,247)
Amount received from subscriber under subscription agreement				109,120		109,120
Amount due under restricted stock unit agreement			34,542			34,542
Cancelled restricted stock units			(13,000)			(13,000)
Net loss					(342,896)	(342,896)
Balance at January 31, 2015	104,329,703	$10,433	$3,153,496	$(51,316)	$(4,115,730)	$(1,003,117)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine Months Ended
	January 31,
	2015	2014
Cash provided by (used in) operating activities
Net loss	$(342,896)	$(369,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	21,542	34,875
Depreciation and amortization	10,194	10,194
Gain on sale of properties	(33,868)	(17,084)
Amortization of discounts on debenture to related party	4,031	5,317
Acquisition and development of properties	(134,296)	(102,925)
Proceeds from sale of properties	75,000	58,000
Changes in operating assets and liabilities:
Accounts receivable	2,136	831
Accrued interest receivable	-	1,380
Note receivable	1,159	2,780
Prepaid expenses	(4,734)	666
Deposits	-	1,000
Accounts payable and accrued expenses	96,380	49,880
Payable under management agreement	23,026	43,001
Cash used in operating activities	(282,326)	(281,850)

Cash provided by investing activities
Proceeds from sale of investment notes	-	60,000
Cash provided by investing activities	-	60,000

Cash provided by (used in) financing activities
Proceeds from notes payable	96,329	160,000
Repayment of notes payable related party	(40,000)	-
Proceeds from convertible debenture	43,000	-
Decrease in obligations under capital leases	(9,572)	(9,095)
Collection of amount due under stock subscription	109,120	-
Cash provided by financing activities	198,877	150,905

Net change in cash	(83,449)	(70,945)

Cash at beginning of period	176,760	152,318
Cash at end of period	$93,311	$81,373
Supplemental information:
Noncash transaction: proceeds from notes payable upon sale of properties	$184,322	$-
Noncash transaction: repayment of notes payable upon sale of properties	$350,000	$-
Noncash transaction: payment of accrued interest payable upon sale of properties	$20,219	$-
Noncash transaction: payment from accumulated rent due	$-	$27,000
Noncash transaction: note payable from accumulated rent due	$-	$15,000
Cash paid for interest	$24,886	$18,900

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

Unaudited

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended January 31, 2015, are not necessarily indicative of the results that may be expected for the year ending April 30, 2015.

Effective December 22, 2014 the Company entered into an Operating Agreement (the “Operating Agreement”) with American Residential GAP, LLC (“ARG”) to form PAJV LLC (“PAJV”), a Michigan limited liability company. American Residential Fastigheter AB (“AMREFA”) is ARG’s sole member. The Company and ARG each own 50% of PAJV LLC. There were no capital contributions. PAJV will acquire, own, operate, improve and hold for sale real estate properties under development. PAJV will fund the purchases of properties with loans from ARG. During the quarter ended January 31, 2015 the Company sold its remaining property under development in the amount of $73,688 to PAJV. The selling price was $75,000. The Company accounts for its investment in PAJV under the equity method. Under the equity method the Company’s net investment in PAJV is recorded at cost, increased by investments made by the Company, decreased by distributions to the Company, and increased or decreased by PAJV’s net income or loss. At January 31, 2015 the Company’s investment in PAJV is $0. At January 31, 2015 PAJV has total assets and total liabilities of approximately $335,000. See Note 6.

In January 2015, ProGreen Construction LLC (“ProGreen Construction”) was formed as a wholly owned subsidiary of the Company. ProGreen Construction performs all construction and development services for the properties under development held by PAJV. During the quarter ended January 31, 2015 ProGreen Construction recognized construction costs of $21,855 and provided construction services to PAJV in the amount of $21,855 relating to one of PAJV’s properties under development. ProGreen Construction charges PAJV ten percent of materials and services costs as an administrative fee. This fee totaled $2,185 for the three and nine months ended January 31, 2015. All assets, liabilities, revenues and expenses are included in the consolidated financial statements of the Company.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the nine months ended January 31, 2015, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

Unaudited

Note 1. Financial Statement Presentation (continued)

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended January 31, 2015, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009. On April 30, 2009, we ceased operations conducting investigations and laboratory analysis and, pursuant to a settlement agreement, settled material litigation with the plaintiffs. The remaining assets and liabilities were transferred to a separate entity owned by the previous executive officers of the Company, and the Company is now controlled by the former plaintiffs in the now settled litigation. Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the success of management’s plans. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities in the event management’s plans are not successful.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $83,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of January 31, 2015, the Company has approximately $93,000 in cash.

During the nine months ended January 31, 2015 the Company spent approximately $134,000 to acquire and/or develop three properties. The Company does not expect to receive revenues to cover its costs of property acquisitions in the near future and will require external financing to continue acquisitions and sales of properties. There is no guarantee that the Company will be successful in arranging financing on acceptable terms.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending April 30, 2015 classifications.

Note 2. Rental Properties and Properties under Development

The Company held no properties under development and no rental properties at January 31, 2015. The Company held two properties under development and no rental properties at April 30, 2014.

Note 3. Note Receivable - Rental Property

On August 21, 2012, the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $2,548 and $3,707 as of January 31, 2015 and April 30, 2014, respectively. The note was due August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum.

The note payments are in arrears and the Company has been accepting reduced payments. Management believes the note is collectible and as such no reserve has been recorded.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

Unaudited

Note 4. Payable Under Management Agreement

ProGreen Management has entered into management agreements with certain property owners whereby the Company manages, leases, operates, maintains and repairs the properties for which it receives a management fee of ten percent of the monthly rent. ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At January 31, 2015 and April 30, 2014, net rent amounts due totaled $29,797 and $6,771, respectively.

In addition, for certain properties the Company has guaranteed rents, in accordance with the terms of each lease, through October 1, 2015. In connection with the guarantees the Company has recorded reserves totaling approximately $7,200 and $4,250 as of January 31, 2015 and April 30, 2014, respectively which are included in accounts payable and accrued expenses in the accompanying unaudited Condensed Consolidated Balance Sheets.

Note 5. Obligations Under Capital Leases

The Company leases vehicles under capital leases expiring in various years through fiscal 2018.

The following is a schedule by year of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of January 31, 2015:

Year ending April 30,
2015	$3,428
2016	8,152
2017	8,152
2018	3,397
Total minimum lease payments	23,129
Less amounts representing interest	(858)
Present value of future minimum lease payments	$22,271

Total lease payments made in the nine months ended January 31, 2015 and 2014 were $10,284 consisting of $9,572 and $9,138 principal and $712 and $1,146 interest, respectively. Principal payments are shown on the Company’s Unaudited Condensed Consolidated Statements of Cash Flow under Financing Activities. Interest expense is included in the Company’s Unaudited Condensed Consolidated Statements of Operations.

The cost of the vehicles in the amount of $63,252 at January 31, 2015 and April 30, 2014, is included in the Company’s Unaudited Condensed Consolidated Balance Sheets as a component of vehicles, furniture and equipment, and is being depreciated over an estimated useful life of five years. Depreciation expense of $9,489 is included in the Company’s Unaudited Condensed Consolidated Statements of Operations for the nine months ended January 31, 2015 and January 31, 2014.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

Unaudited

Note 6. Notes Payable

On July 19, 2013, the Company entered into an Investment Agreement (“AMREFA Agreement”) with AMREFA, which provides generally for an intended investment of up to $3,000,000 by AMREFA for the purpose of acquisition of investment properties in the U.S. from the Company. During the nine months ended January 31, 2015, AMREFA has loaned the Company an additional $266,546, of which $170,216 was non cash in connection with the sale of three properties and $96,330 was received in cash of which $75,000 was received in connection with the sale of one of the properties. The Company has reduced the amount due to AMREFA by $215,000 in the form of noncash as a result of the Company’s sale of two properties to ARG, whose sole member is AMREFA, during the nine months ended January 31, 2015. The Company also reduced the amount due to AMREFA by $135,000 in the form of noncash as a result of the Company’s sale of one property under development to PAJV, a joint venture between the Company and ARG, during the nine months ended January 31, 2015. In addition the Company reduced the accrued interest payable due to AMREFA in the amount of $20,219 in the form of noncash as a result of the sales of the three properties. As of January 31, 2015 notes payable to AMREFA total $301,546 plus accrued interest totaling $10,124. The notes payable and accrued interest are due in less than twelve months.

During the nine months ended January 31, 2015, the Company entered into two notes payable in the form of noncash to the City of Southfield totaling $14,106 (collectively, the “Southfield debt”) to finance the City of Southfield’s assessments on one of the Company’s sold properties. The Southfield debt and accrued interest is due over a 17 year period commencing August 31, 2015. ARG has confirmed that it will assume the Southfield debt in connection with the next occurring property sale by the Company to ARG, in which transaction the amount of the Southfield debt represented by the two notes so assumed would be reflected as a credit to ARG’s property purchase price in the sale.

The table below summarizes the sales of the three properties during the nine months ended January 31, 2015:

		Proceeds in the form of :
				Noncash
			Noncash	Payment of
	Selling		Debt	Accrued	Issuance of	Book
	Price	Cash	Pay Down	Payable	Debt	Value	Gain

23270 Helen Street, Southfield Michigan	$110,000		$175,000	$10,459	$89,563	$96,699	$13,301

21198 Berg Street, Southfield Michigan	90,000	$75,000	40,000	2,010	27,009	70,745	19,255

24442 Kinsel Street, Southfield, Michigan	75,000		135,000	7,750	67,750	73,688	1,312
	$275,000	$75,000	$350,000	$20,219	$184,322	$241,132	$33,868

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

Unaudited

Note 6. Notes Payable (continued)

The Company is indebted as follows:

	January 31, 2015	April, 30 2014
Note Payable to City of Southfield dated October 29, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	$6,000	$-

Note Payable to City of Southfield dated September 19, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	8,106	-

Note Payable to AMREFA dated January 8, 2015 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before January 8, 2016.	67,750

Note Payable to AMREFA dated October 1, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before October 1, 2015.	27,009	-

Note Payable to AMREFA dated October 1, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before October 1, 2015.	75,457	-

Note Payable to AMREFA dated June 25, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before June 25, 2015.	96,330	-

Note Payable to AMREFA dated April 22, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before April 22, 2015. Obligation satisfied in sale of property located at 24442 Kinsel Street, Southfield, Michigan and with a new Note Payable dated January 8, 2014 in the amount of $67,750.	-	135,000

Note Payable to AMREFA dated March 6, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014.	35,000	35,000

Note Payable to AMREFA dated February 14, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014. Obligation satisfied in sale of property located at 21198 Berg Street, Southfield, Michigan.	-	40,000

Note Payable to AMREFA dated January 16, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014. Partially paid off through sale of property located at 23270 Helen Street, Southfield, Michigan. Balance paid off through new Note Payable dated October 1, 2014 in the amount of $75,458.	-	100,000

Note Payable to AMREFA dated December 18, 2013 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014. Obligation satisfied in sale of property located at 23270 Helen Street, Southfield, Michigan.	-	60,000

Note Payable to AMREFA dated November 14, 2013 bears a fixed rate of interest of 8.00% and requires no monthly payments. The note was amended to extend the principal and interest due date to on or before December 31, 2014. Obligation satisfied in sale of property located at 21198 Berg Street, Southfield, Michigan.	-	15,000
	$315,652	$385,000

The notes payable to AMREFA are unsecured. The Operating Agreement the Company entered into during the nine months ended January 31, 2015 to form PAJV LLC is with ARG, whose sole member is AMREFA. See Note 1.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

Unaudited

Note 7. Notes Payable Related Party

During the nine months ended January 31, 2015, the Company paid in full the $40,000 note payable plus accrued interest of $1,742 which was due to the Company’s controller. The note payable to the Company’s controller had a balance outstanding of $0 as of January 31, 2015 and $40,000 as of April 30, 2014.

Note 8. Convertible Note

Effective November 24, 2014, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with KBM Worldwide, Inc. (“KBM”), pursuant to which the Company issued KBM a convertible note in the amount of $43,000, bearing interest at the rate of 8% per annum (the “Convertible Note”). The Convertible Note provides KBM the right, during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Note, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at a 39% discount from the market price of the common stock and is payable, together with interest thereon, on November 24, 2015. The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 110% of such the outstanding principal amount and accrued and unpaid interest thereon) if the note is repaid within the first 30 days after the issuance date. The prepayment penalty increases to 120% if repayment is during the period which is 31 to 60 days after the issuance date; 125%, if repayment is during the period which is 61 to 90 days after the issuance date; 130%, if repayment is during the period which is 91 to 120 days after the issuance date; and 135%, if repayment is during the period which is 121 days to 180 days after the issuance date. After 180 days have elapsed from the issuance date, the Company has no right to prepay the Convertible Note. Interest expense relating to this KBM debenture totaled approximately $640 and $0 for periods ending January 31, 2015 and 2014, respectively. Accrued interest due totaled $640 and $0 at January 31, 2015 and April 30, 2014, respectively.

Note 9. Convertible Debenture Payable to a Related Party

The effective interest rate on the convertible debenture payable to a related party as a result of discounts was 14.63% and 15.23% which resulted in interest expense of approximately $55,100 and $56,000 for periods ending January 31, 2015 and 2014, respectively. Accrued interest due totaled $135,000 and $84,000 at January 31, 2015 and April 30, 2014, respectively.

The balance due totaled $500,000 and $495,900 at January 31, 2015 and April 30, 2014, respectively

Note 10. Related Party Subscription Agreement

In connection with the related party Subscription Agreement, as of January 31, 2015 and April 30, 2014, the remainder of the purchase price and the applicable interest have been included in stockholders’ deficit as amount due from subscriber under subscription agreement. In December 2014, the Company received $50,000 of the remaining $100,000 purchase price balance and $59,120 of related interest. The Company recorded $9,247 of interest expense relating to the subscription agreement for the nine months ended January 31, 2015. The remaining balance of the purchase price in the amount of $50,000 has not been received.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

Unaudited

Note 11. Employee Stock Option Plan

Restricted Stock Units

Under its 2012 Employee Stock Option Plan the Company has awarded 5,400,000 restricted stock units (“RSUs”) to certain employees, officers, directors and consultants. The Board approved effective June 1, 2014, the award of 600,000 restricted stock units under the Company’s 2012 Employee Stock Option Plan to a director of the Company.

On October 22, 2014, Henrik Sellmann resigned as a director of the Company. The 600,000 RSUs awarded to him on June 1, 2012 were not fully vested and they expired with his resignation. During the nine months ended January 31, 2015, the Company reversed compensation expense accrued since inception, relating to these RSUs in the amount of $13,000. This amount is included in Company’s Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as a component of accumulated paid in capital and compensation expense recovery is included in the Company’s Unaudited Condensed Consolidated Statements of Operations for the nine months ended January 31, 2015.

For the nine months period ended January 31, 2015 compensation expense relating to the RSUs was recorded as follows:

January 31,
2015
Number of restricted stock units issued on June 1, 2012 (excluding RSUs issued to Director)	3,600,000
Stock price on grant date	$0.03
Vesting Period	3 years
Estimated fair value at issuance	$108,000
May 1, 2014 through January 1, 2015 Compensation Expense	$27,000
May 1, 2013 through January 31, 2014 Compensation Expense

Number of restricted stock units issued on June 1, 2012 to Director through July 31, 2014	600,000
Stock price on grant date	$0.03
Vesting Period	3 years
Monthly amount vested	$500
Number of months May 1, 2014 through July 31, 2014	3 months
May 1, 2014 through January 31, 2015 Compensation Expense	$1,500

Number of months May 1, 2013 through January 31, 2014 May 1, 2013 through January 31, 2014 Compensation Expense
Number of restricted stock units issued on December 3, 2012	600,000
Stock price on grant date	$0.03
Vesting Period	4 years
Estimated fair value at issuance	$18,000

May 1, 2014 through January 31, 2015 Compensation Expense	$3,375
May 1, 2013 through January 31, 2014 Compensation Expense

Number of restricted stock units issued on June 1, 2014	600,000
Stock price on grant date	$0.02
Vesting Period	3 years
Estimated fair value at issuance	$12,000

May 1, 2014 through January 31, 2015 Compensation Expense	$2,667
May 1, 2013 through January 31, 2014 Compensation Expense
Total compensation expense	$34,542

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

Unaudited

Note 12. Subsequent Events

Management has evaluated subsequent events through March 23, 2015 the date on which the financial statements were available to be issued. There are none to be disclosed.

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

Our business model since our initial property purchases has been to acquire, refurbish and upgrade existing properties into more environmentally sustainable, energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, the property would be put back on the market, but now as a fully managed investment property, with a favorable environmental profile and yield. These investment properties are marketed exclusively by ProGreen Realty LLC, a wholly-owned subsidiary of ProGreen and managed by ProGreen Properties Management LLC, another wholly owned subsidiary.

In fiscal 2012, we entered into a working agreement with American Residential Gap LLC (“ARG LLC”), a wholly-owned subsidiary of American Residential Gap ApS (“ARG”), a property investment company incorporated in Denmark. We completed the sale of eight properties to ARG in fiscal 2012 and 2013. ARG was acquired in 2013 by American Residential Fastigheter AB (“AMREFA”), a company formed under the laws of Sweden. During fiscal 2014 we completed the sale of one property to AMREFA. On July 19, 2013, the Company entered into an Investment Agreement with AMREFA, which provided for 100% property acquisition and refurbishment financing by in the form of property loans. Once the properties acquired have been reformed and updated to ProGreen standards and subsequently leased, showing a minimum initial return of 9.5% per annum, the properties would be sold income producing investment properties, managed by ProGreen.

The Company entered into a joint venture with ARG LLC on December 17, 2014, resulting in the formation of PAJV LLC (PAJV) on December 22, 2014. AMREFA is ARG LLC’s sole member The JV Agreement is based on ARG LLC providing 100% of all funding in real estate projects performed by PAJV, with PROGREEN handling everything from acquisition to sale. On January 8, 2015, PAJV acquired a property under construction from Progreen. On January 30, 2015 PAJV closed on the acquisition of a further four residential properties. Three of these were already leased, and PAJV sold the three leased properties to ARG LLC, effective February 1, 2015.

In January 2015, ProGreen Construction LLC (“ProGreen Construction”) was formed as a wholly owned subsidiary of the Company. ProGreen Construction performs all construction and development services for the properties under development held by PAJV LLC.

During the year ended April 30, 2014 AMREFA loaned the Company $450,000, of which $385,000 was outstanding at April 30, 2014, and a related party loaned the Company an additional $40,000 for acquisitions of investment properties. During the nine months ended January 31, 2015 AMREFA has loaned the Company an additional $266,546. During the nine months ended January 31, 2015 the Company reduced the amount due to AMREFA by $350,000 as a result of the Company’s sale of three properties to American Residential Gap, LLC, whose sole member is AMREFA, As of January 31, 2015 notes payable to AMREFA total $301,546 plus accrued interest totaling $10,124. The notes payable and accrued interest are due in less than twelve months.

During the nine months ended January 31, 2015 the Company paid in full the $40,000 related party note payable plus accrued interest of $1,742.

During the nine months ended January 31, 2015 the Company financed assessments on one of the Company’s sold properties and executed two notes payable to the City of Southfield totaling $14,106. The debt and accrued interest is due over a seventeen year period commencing August 31, 2015.

RESULTS OF OPERATIONS

Three months Ended January 31, 2015 Compared to Three months Ended January 31, 2014

During the three months ended January 31, 2015, we incurred a net loss of approximately $129,000 compared to a net loss of approximately $125,000 for the three months ended January 31, 2014. Revenue increased approximately $102,000 in the three months ended January 31, 2015 compared to the three months ended January 31, 2014. Revenue increased in part due to an increase in proceeds from the sale of one property in the amount of $75,000 to PAJV, a related party. During the three months ended January 31, 2015 the Company sold one property as compared to the sale of no properties during the three months ended January 31, 2014. Revenue also increased due to a commissions revenue increase to approximately $5,000 in the three months ended January 31, 2015 up from $1,000 in the three months ended January 31, 2014. The Company received commissions on the sale of one property, and commissions on the purchase of four properties in the three months ended January 31, 2015. Revenue also increased due to an increase in revenue from construction services revenue from $0 in three months ended January 31, 2014 to approximately $24,000 in the three months ended January 31, 2015, as a result of the Company’s formation of the construction company subsidiary and its services to PAJV, a related party.

The Company held no properties under development and no rental properties at January 31, 2015. The Company held two properties under development and no rental properties at April 30, 2014.

There have been fluctuations in certain expenses in the three months ended January 31, 2015, as compared to the three months ended January 31, 2014. Cost of properties sold increased approximately $74,000 as a result of the sale of one property to PAJV in the three months ended January 31, 2015. In the three months ended January 31, 2015 cost of construction services increased from $0 in three months ended January 31, 2014 to approximately $22,900 in the three months ended January 31, 2015,as a result of the Company’s formation of the construction company subsidiary and the costs incurred on its services to PAJV, a related party. In the three months ended January 31, 2014 the Company sold no properties. Rental property operating costs increased approximately $1,300 in the three months ended January 31, 2015 as compared to the same period in fiscal 2014 mainly due to the refund of insurance premiums in received in the three months ended January 31, 2014. The reserve for rent guarantee decreased to $0 for the three months ended January 31, 2015 as compared to a recovery of approximately $2,400 in the same period in fiscal 2014. There were no sales of rental property in the current quarter and in the prior comparable quarter the rental guarantees on two property sales expired with no payment required resulting in a credit of approximately $2,400.

General and administrative expense decreased approximately $3,200 for the three months ended January 31, 2015 as compared to the comparable prior due to decreased Company activity in the current three months.

Professional fees increased approximately $4,100 mainly due to legal fees paid in connection with the KBM funding for the three months ended January 31, 2015.

Nine months Ended January 31, 2015 Compared to Nine months Ended January 31, 2014

During the nine months ended January 31, 2015, we incurred a net loss of approximately $343,000 compared to a net loss of approximately $370,000 for the nine months ended January 31, 2014. Revenue increased approximately $235,000 in the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014. Revenue increased in part due to an increase in proceeds from the sale of properties of approximately $190,000. During the nine months ended January 31, 2015 the Company sold three properties as compared to the sale of one property during the nine months ended January 31, 2014. Revenue also increased due to a commissions revenue increase of approximately $21,500 in the nine months ended January 31, 2015 up from approximately $3,800 in the nine months ended January 31, 2014, The Company received commissions on the sale of three Company owned properties and on the sale of one managed property in the nine months ended January 31, 2015. Revenue also increased due to an increase in revenue from construction services revenue from $0 in the nine months ended January 31, 2014 to approximately $24,000 in the nine months ended January 31, 2015, as a result of the Company’s formation of the construction company subsidiary and its services to PAJV, a related party.

The Company held no properties under development and no rental properties at January 31, 2015. The Company held two properties under development and no rental properties at April 30, 2014.

There have been fluctuations in certain expenses in the nine months ended January 31, 2015, as compared to the nine months ended January 31, 2014. Cost of properties sold increased approximately $173,200 as a result of the sale of three properties in the nine months ended January 31, 2015. During the nine months ended January 31, 2014 the Company sold one property. In the nine months ended January 31, 2015 cost of construction services increased from $0 in the nine months ended January 31, 2014 to approximately $22,900 in the nine months ended January 31, 2015,as a result of the Company’s formation of the construction company subsidiary and the costs incurred on its services to PAJV, a related party.

Rental operating costs increased approximately $2,900 to approximately $400 for the nine months ended January 31, 2015 as compared to the nine months ended January 31, 2014 mainly due to the refund of insurance premiums received in the prior nine months period. The reserve for rent guarantee increased to approximately $1,300 for the nine months ended January 31, 2015 as compared to a recovery of approximately $1,600 in the same period in fiscal 2014 as the Company sold one rental property in the current period for which rents were guaranteed for one year. For the nine months ended January 31, 2014 the rental guarantees on two property sales expired with no payment required resulting in a credit of approximately $1,600.

Compensation expense was approximately $34,000 in both 2015 and 2014, which was offset by a recovery of $(13,000) in the nine months ended January 31, 2015. The recovery amount resulted from the reversal of compensation expense accrued with respect to a Director’s restricted stock units (RSUs) since inception. Upon resignation of the director, who held 600,000 RSUs, the RSUs expired resulting in the recovery of $13,000 of previously recognized expense.

General and administrative expense decreased approximately $1,300 for the nine months ended January 31, 2015 as compared to the comparable prior period. During the nine months ended January 31, 2015 travel decreased approximately $14,100 as the President traveled more in fiscal 2014 due to finalizing the AMREFA agreement. This decrease was partially offset by various increases in other expenses due to increased Company activity in the current nine months.

Professional fees decreased approximately $4,500, for the nine months ended January 31, 2015 as compared to the comparable nine months in 2014 due to the following; Professional and legal fees decreased approximately $53,800 due to higher fees relating to drafting the AMREFA agreement and other corporate matters in 2014 as compared to 2015. Accounting fees increased approximately $44,300 due to increase in audit fees and an increase in accounting services increases over the prior nine month period. Commission fees increased approximately $7,700 due a commission paid to a realtor on the sale of one property in the nine months ended January 31, 2015 as compared to no commissions paid in fiscal 2014. Consulting fees increased approximately $3,000 due to an increase in the amount paid to the Company’s consultant as compared to the prior nine month period.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2015, we had total assets of approximately $142,200, compared to total assets of approximately $327,200 at April 30, 2014. The decrease in total assets was mainly due to the following; Cash decreased approximately $84,000 and properties under development decreased approximately $93,000. There were two properties under development as of April 30, 2014 totaling approximately $92,700, and no properties under development as of January 31, 2015. During the nine months ended January 31, 2015 the two properties which were held at April 30, 2014 were developed and sold. Also during the nine months ended January 31, 2015 one property was purchased and partially developed for approximately $95,500 and the property was sold during the current nine months period.

The decrease in total assets also reflected certain decreases in assets from April 30, 2014 to January 31, 2015 as follows; various receivables decreased approximately $2,000, the note receivable decreased approximately $1200 due to the receipt of amounts owed and property and equipment decreased approximately $10,200 due to depreciation expense. These decreases were partially offset by an increase in prepaid expenses of approximately $4,700.

Cash decreased from approximately $177,000 as of April 30, 2014 to approximately $93,000 as of January 31, 2015. At January 31, 2015, we had stockholders’ deficit of approximately $1,003,000 compared to deficit of approximately $791,000 as of April 30, 2014. The increase in stockholders’ deficit was primarily due to a net loss of approximately $343,000 and compensation expense relating to RSUs of $35,000, which were offset by a recovery of $13,000 in compensation expense due to the expiration of restricted stock units and offset by the an amount received from a subscriber under a stock subscription agreement in the amount of approximately $109,000 in the nine month period ended January 31, 2015.

Going Concern

The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the success of management’s plans. The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

Rental property

The Company held no rental properties as of January 31, 2015 or April 30, 2014.

Properties Under Development

In January 2014 the Company purchased one property for development, and purchased two additional properties in February and June, 2014. Two properties were sold in October 2014, and one property was sold to PAJV in January 2015 and is held for development by PAJV as of January 31, 2015.

Cash

Cash decreased approximately $84,000 for the nine months ended January 31, 2015. During this period the Company received approximately $96,000 in proceeds from notes payable, repaid $40,000 in notes payable related party, received $43,000 in proceeds form a convertible debenture, received approximately $109,000 from a subscriber due under a stock subscription agreement, invested approximately $134,000 in properties under development, received $75,000 in proceeds from the sale of properties, expended approximately $223,000 to fund operations and repaid approximately $10,000 on obligations under capital leases.

Related Party Subscription Agreement

On October 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock at a fixed price of $0.01023 per share, in three tranches.  As of January 31, 2012 all of the Phase I and Phase II shares, and 39,100,684 shares of the Phase III tranche, have been purchased, and there is a remaining balance of $100,000 payable to complete payment of the Phase II purchase price.  Under a December 1, 2009, Amendment to the Subscription Agreement, EIG pays a penalty interest rate of 13.5% per annum on the unpaid balance as of the final purchase date of the Phase III shares from that date to the date the shares are purchased.

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

PART II—OTHER INFORMATION

ITEM 6.   EXHIBITS.

31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith
**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGREEN PROPERTIES, INC.

BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

Dated: March 23, 2015

