Form 10-K
period 2015-04-30
ProGreen Properties, Inc.
filed 2015-08-13
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $303,805.

Number of shares of Common Stock outstanding as of August 13, 2015: 125,001,755 shares.

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

As of April 30, 2015, we have sold 17 properties, of which 13 were sold as investment properties, and at present we own no properties.

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

Our business model since our initial property purchases has been to acquire, refurbish and upgrade existing properties into more environmentally sustainable, energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, the property would be put back on the market, but now as a fully managed investment property, with a favorable environmental profile and yield. These investment properties are marketed exclusively by ProGreen Realty LLC, a wholly-owned subsidiary of ProGreen and managed by ProGreen Properties Management LLC, another wholly owned subsidiary. In January 2015, ProGreen Construction LLC (“ProGreen Construction”) was formed as a wholly owned subsidiary of the Company. ProGreen Construction performs all construction and development services for properties which are held and being developed by ARG LLC.

Planned Operations

We will have to raise additional capital to continue to purchase residential properties and to expand our property portfolio by purchasing large-scale multi-family properties. We have no firm third party commitments for the capital we will require for these planned investments.

In fiscal 2012, we entered into a working agreement with American Residential Gap LLC (“ARG LLC”), a wholly-owned subsidiary of American Residential Gap ApS (“ARG”), a property investment company incorporated in Denmark. We completed the sale of eight properties to ARG in fiscal 2012 and 2013. ARG was acquired in 2013 by American Residential Fastigheter AB (“AMREFA”), a company formed under the laws of Sweden. During fiscal 2014 we completed the sale of one property to ARG LLC, and our interim joint venture with ARG sold three leased properties to ARG LLC effective February 1, 2015, and sold a fourth property to ARG LLC in March 2015. On July 19, 2013, the Company entered into an Investment Agreement with AMREFA, which provided for 100% property acquisition and refurbishment financing by AMREFA in the form of property loans

Effective December 22, 2014 the Company entered into an interim operating agreement (the “Interim PAJV Operating Agreement”) with American Residential GAP, LLC (“ARG”) to form PAJV LLC (“PAJV”), a Michigan limited liability company. American Residential Fastigheter AB (“AMREFA”) is ARG’s sole member. The Company and ARG each owned 50% of PAJV. There were no capital contributions. PAJV will acquire, own, operate, improve and hold for sale real estate properties under development. PAJV will fund the purchases of properties with loans from ARG.

Our agreement with AMREFA has been restructured through a March 15, 2015, amendment to the Investment Agreement with AMREFA, superseding the December 2014 interim PAJV operating agreement. The amendment provides for ARG LLC (the U.S. real estate subsidiary) to fund 100% of all financing requirements for real estate projects, which would be owned by specific joint ventures or ARG LLC, with Progreen handling everything from acquisition to sale and receiving a profit participation payment for a return on the property above 9.5%.

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

Employees

As of April 30, 2015, we had one full-time employee, our Chief Executive Officer. Our administrator as well as our real estate broker work as independent contractors. Our management expects to confer with consultants, attorneys and accountants as necessary. We expect to expand our staff in the current fiscal year.

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

We have a limited operating history. As of April 30, 2015, we had cash on hand of $99,000 and no properties under development. At that same date our liabilities totaled $1,196,000. On April 30, 2015, we had a stockholders’ deficit of $1,032,000.

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

General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation in the greater Detroit market. The current economic climate, punctuated by a slumping housing market and rapid tightening of available credit, has resulted in a weak real estate market in this area, and, although the market conditions are improving, they may again become weak in the future.   In particular, in July 2013, Detroit filed for Chapter 9 bankruptcy, and emerged from bankruptcy in December 10, 2014, which may lead to increased business risk given the proximity of Oakland County to Detroit, where unemployment continues to be higher than in many other areas of the United States.

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

Recently, there have been a large number of lawsuits against owners and managers of properties alleging personal injury and property damage caused by the presence of mold in real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We cannot provide any assurance that we will be able to obtain insurance coverage in the future for mold-related claims at a commercially reasonable price or at all. The presence of significant mold could expose us to liability to residents, tenants, and others if allegations regarding property damage, health concerns, or similar claims arise. Remediation of mold is expensive and involves hiring a specialty contractor and may involve extensive renovations, which costs cannot be passed on to tenants. Additionally, although still evolving, drywall from China has posed a major health risk and has rendered homes uninhabitable. This problem is relatively new and still evolving. We do not know if it will affect properties in our target market. If it affects properties we acquire, we will incur substantial remediation costs and the loss of income.

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

Our common stock trades on the OTCQB OTC Markets Group platform. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our offices at 380 North Old Woodward Ave., Suite 226, Birmingham, Michigan, of approximately 1,093 sq. ft., at a current monthly rent of $2,414, under a five and one-half year lease.

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

	High	Low
Fiscal Year Ended April 30, 2013
Quarter Ended July 31, 2012	$0.055	$0.03
Quarter Ended October 31, 2012	$0.55	$0.045
Quarter Ended January 31, 2013	$0.03	$0.01
Quarter Ended April 30, 2013	$0.055	$0.01
Fiscal Year Ended April 30, 2014
Quarter Ended July 31, 2013	$0.023	$0.014
Quarter Ended October 31, 2013	$0.05	$0.011
Quarter Ended January 31, 2014	$0.02	$0.003
Quarter Ended April 30, 2014	$0.057	$0.01
Fiscal Year Ended April 30, 2015
Quarter Ended July 31, 2014	$0.03	$0.015
Quarter Ended October 31, 2014	$0.034	$0.018
Quarter Ended January 31, 2015	$0.03	$0.019
Quarter Ended April 30, 2015	$0.04	$0.013

Holders

As of July 13, 2015, there were approximately 531 holders of record of our common stock.

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

The following table sets forth certain information regarding the Company’s equity compensation plans as of April 30, 2015.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,800,000	0.02875	5,200,000
Equity compensation plans not approved by security holders
Total	4,800,000	$0.02875	5,200,000

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

In fiscal 2012, we entered into a working agreement with American Residential Gap LLC (“ARG LLC”), a wholly-owned subsidiary of American Residential Gap ApS (“ARG”), a property investment company incorporated in Denmark. We completed the sale of eight properties to ARG in fiscal 2012 and 2013. ARG was acquired in 2013 by American Residential Fastigheter AB (“AMREFA”), a company formed under the laws of Sweden. During fiscal 2014 we completed the sale of one property to ARG LLC, and in 2015 our interim joint venture with ARG sold three leased properties to ARG LLC effective February 1, 2015, and sold a fourth property to ARG LLC in March 2015.

On July 19, 2013, the Company entered into an Investment Agreement with AMREFA, which provided for 100% property acquisition and refurbishment financing by in the form of property loans, and that the properties would show a minimum initial return of 9.5% per annum and then be sold income producing investment properties, managed by ProGreen.

Effective December 22, 2014 the Company entered into an interim operating agreement (the “Interim PAJV Operating Agreement”) with American Residential GAP, LLC (“ARG”) to form PAJV LLC (“PAJV”), a Michigan limited liability company. American Residential Fastigheter AB (“AMREFA”) is ARG’s sole member. The Company and ARG each owned 50% of PAJV. There were no capital contributions. PAJV will acquire, own, operate, improve and hold for sale real estate properties under development. PAJV will fund the purchases of properties with loans from ARG. During the year ended April 30, 2015 the Company sold its remaining property under development in the amount of $73,688 to PAJV. The selling price was $75,000.

Our agreement with AMREFA has been restructured through a March 15, 2015, amendment to the Investment Agreement with AMREFA, superseding the December 2014 Interim PAJV Operating Agreement. As of this date the Company is no longer a 50% owner of the PAJV. The amendment provides for ARG LLC (the U.S. real estate subsidiary) to fund 100% of all financing requirements for real estate projects, which would be owned by specific joint ventures or ARG LLC, with Progreen handling everything from acquisition to sale and receiving a profit participation payment for a return on the property above 9.5%.

In January 2015, ProGreen Construction LLC (“ProGreen Construction”) was formed as a wholly owned subsidiary of the Company. ProGreen Construction performs all construction and development services for the properties under development covered by the Investment Agreement.

FINANCIAL CONDITION

At April 30, 2015, we had total assets of $164,000 compared to total assets of $327,000 at April 30, 2014. The decrease in total assets was primarily due to the sale of all properties under development in the amount of $93,000 offset by: an increase in accounts receivables in the amount of $ 24,000 relating to an increase of $ 25,000 in amounts due to Progreen Construction for work performed under the Company’s agreement with ARG LLC offset by a decrease of $1,000 in amounts due from tenants for properties managed by Progreen Management. Also, cash decreased $77,000 and property and equipment decreased $14,000 due to depreciation. At April 30, 2015, we had stockholders’ deficit of $1,032,000 compared to a deficit of $791,000 as of April 30, 2014. The increase in stockholders’ deficit was mainly due to net operating losses of $407,000 partially offset by the amount due under a restricted stock agreement of $33,000, stock issued under a convertible debenture in the amount of $24,000 and by the amount received from a subscriber under a subscription agreement in the amount of $109,000.

Costs incurred in the renovation of the properties that enhance the value or extend the life of the properties are capitalized. The Company also incurred professional fees in implementing its business plan and preparing to sell properties in the future. During the current year, the Company purchased and developed one property. During 2015 all properties were sold to ARG LLC. As of April 30, 2015, no properties are available for sale or under development and there are no properties being leased.

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

Cash

Cash decreased approximately $77,000 for the year ended April 30, 2015.   Cash used in operating activities was approximately $308,000 for the year ended April 30, 2015, as compared with cash used in operating activities of approximately $452,000 in fiscal 2014. During fiscal 2015, the Company invested approximately $137,000 in properties, which was offset by proceeds from the sale of properties of $75,000. The Company also expended approximately $246,000 to fund operations, received $2,000 in proceeds from notes receivable, received $96,000 in proceeds from notes payable, repaid $40,000 in notes payable related party, received $76,000 in proceeds from two convertible debentures, received approximately $109,000 from a subscriber due under a stock subscription agreement and repaid $12,000 on obligations under capital leases.

Properties under development

We had no properties under development as of April 30, 2015, as compared with two properties under development as of April 30, 2014. We purchased and developed one property in fiscal 2015. In fiscal 2015 we sold all three properties. Properties under development totaled $-0- and $93,000 at April 30, 2015 and 2014, respectively.

Note receivable - rental property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which was recorded as a note receivable with a balance of $2,100 and $3,700 as of April 30, 2015 and 2014,respectively. The note payments are in arrears and the Company has been accepting reduced payments. Management believes the note is collectible and as such no reserve has been recorded.

RESULTS OF OPERATIONS

Year Ended April 30, 2015 Compared to Year Ended April 30, 2014

During the year ended April 30, 2015, we incurred a net loss of $ 407,000 compared to a net loss of $486,000 for the year ended April 30, 2014. The decrease in our loss for the year ended April 30, 2015 over the comparable period of the prior year is due to an increase in our revenue of $386,000, offset by an approximate $281,000 increase in operating expenses. During the fiscal year, net other expenses increased approximately $25,000 mainly due to a $25,000 increase in interest expense.

Revenue increased due to an increase in proceeds from the sale of properties of approximately $115,000 from $85,000 in fiscal 2014 to $200,000 for the year ended April 30, 2015. The related cost of the properties increased approximately $102,000 from $68,000 in fiscal 2014 to $170,000 for the year ended April 30, 2015. This resulted in gain on sale of properties of $17,000 for the year ended April 30, 2014 compared to a gain of $30,000 for the year ended April 30, 2015. The Company sold two properties in the current fiscal year as compared to one sale in the prior fiscal year. Revenue also increased due to proceeds from the sale of properties to a related party of approximately $75,000 in fiscal 2015 as compared to no sales to related parties in fiscal 2014. The related cost of the property sold to a related party in fiscal 2015 was approximately $74,000. This resulted in gain on sale of properties of $1,000 for the year ended April 30, 2015 compared to no gain for the year ended April 30, 2014.

Revenue also increased due to a commissions revenue increase of approximately $79,000 to $83,000 in the year ended April 30, 2015 up from approximately $4,000 in fiscal 2014, The Company received commissions; on the sale of three Company owned properties, on the sale of one managed property and on the sale of four properties under its agreement with ARG in the year ended April 30, 2015. Revenue also increased due to an increase in revenue from construction services revenue, related party from $0 in the year ended April 30, 2014 to approximately $24,000 in the year ended April 31, 2015, as a result of the Company’s formation of the construction company subsidiary and its services to PAJV. Construction services revenue, also increased from $0 in the year ended April 30, 2014 to approximately $92,000 in the year ended April 31, 2015, as a result of the Company’s formation of the construction company subsidiary and its services to ARG LLC.

The Company earned management fees of approximately $11,000 for the year ended April 30, 2015 as compared with $12,000 for the comparable period in 2014. The Company earned other revenue of $2,000 for the year ended April 30, 2015 as compared with $150 for the comparable period in 2014.

There have been fluctuations in certain other expenses in the year ended April 30, 2015, as compared to the year ended April 30, 2014. Cost of construction services, related party increased approximately $22,000 for the year ended April 30, 2015 from $0 for the year ended April 30, 2014 in connection with the Company’s formation of the construction company subsidiary and its services to PAJV. ARG. Cost of construction services, also increased approximately $84,000 for the year ended April 30, 2015 from $0 for the year ended April 30, 2014 in connection with the Company’s formation of the construction company subsidiary and its services to ARG LLC.

Reserve for rent guarantee increased approximately $8,700 from a recovery of approximately $2,900 for the year ended April 30, 2014 as compared to a reserve expense of approximately $6,000 for the year ended April 30, 2015. The rental guarantees in the amount of $4,000 on one property sales expired in fiscal 2015 with no payment required which was partially offset by an additional reserve of approximately $10,000 on the current year sales of two properties with guarantees in fiscal 2015.

Advertising decreased approximately $3,000 for the year ended April 30, 2015 as compared to the year ended April 30, 2014 as there was a decrease in available rental properties. Compensation expense decreased approximately $14,000 from the comparable period due to a recovery of $(13,000) in the year ended April 30, 2015. The recovery amount resulted from the reversal of compensation expense accrued with respect to a Director’s restricted stock units (RSUs) since inception. Upon resignation of the director, in fiscal 2015, who held 600,000 RSUs, the RSUs expired resulting in the recovery of $13,000 of previously recognized expense. This was partially offset by increased vesting of the restricted stock units in the year ended April 30, 2015.

General and administrative fees decreased approximately $3,000 for the year ended April 30, 2015 as compared to the year ended April 30, 2014 due to decreased Company activity in the current year. Professional fees increased approximately $12,000 which is attributable to the following; accounting fees increased approximately $2,700 due to increase in audit fees and an increase in accounting services increases over the prior year, Commission fees increased approximately $7,700 due a commission paid to a realtor on the sale of one property in the year ended April 30, 2015 as compared to no commissions paid in fiscal 2014. Legal fees increased approximately $3,500 due to drafting the ARG agreement and other corporate matters in 2015 as compared to 2014.Consulting fees decreased approximately $3,000 due to a decrease in the amount paid to the Company’s consultant as compared to the prior year. Professional expenses continue to be significant due to the compliance cost associated with being a public company.

In addition, interest expense increased by approximately $25,000 due to additional AMREFA and convertible debt incurred in the year ended April 30, 2015.

LIQUIDITY

At April 30, 2015, we had total assets of approximately $164,000 compared to total assets of approximately $327,000 at April 30, 2014. The decrease in total assets was primarily due to the sale of all properties under development in the amount of $93,000 offset by: an increase in other receivables in the amount of $ 23,000 relating to an increase in amounts due to Progreen Construction for work performed under the Company’s agreement with ARG LLC. Also, cash decreased $77,000 and property and equipment decreased $14,000 due to depreciation.

During fiscal 2015, the Company invested approximately $137,000 in properties, which was offset by proceeds from the sale of properties of $75,000. The Company also expended approximately $246,000 to fund operations, received $96,000 in proceeds from notes payable, repaid $40,000 in notes payable related party, received $76,000 in proceeds from a convertible debenture, received approximately $109,000 from a subscriber due under a stock subscription agreement and repaid $12,000 on obligations under capital leases. At April 30, 2015, we had stockholders’ deficit of approximately $1,056,000.

We have limited working capital.  EIG Venture Capital Ltd. (“EIG”), a company controlled by our Chief Executive Officer, Jan Telander, agreed to invest $1,000,000 through the purchase of 97,751,710 shares of common stock for $0.01023 per share in three tranches. On July 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock, at a fixed price of $0.01023 per share, in three tranches: the Phase I tranche consisted of 5,767,350 shares of Common Stock to be purchased by EIG on or before July 16, 2009; the Phase II tranche of 43,108,504 shares to be purchased by EIG on or before December 31, 2009; and the Phase III tranche of 48,875,855 shares of Common Stock to be purchased by EIG on or before July 16, 2010. On June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. Under a December 1, 2009 Amendment to the Subscription Agreement, EIG pays penalty interest at a rate of 13.5% per annum on the unpaid balance as of the final purchase date of the Phase III shares from that date to the date the shares are purchased. In December 2014, the Company received $50,000 of the remaining Phase III $100,000 purchase price balance and $59,120 of related interest. The remaining balance of the purchase price in the amount of $54,000 was received on July 3, 2015 to complete payment of the Phase III purchase price. EIG on July 14, 2015, advanced the Company $46,000.

Pursuant to an Instalment Payment Agreement entered into on June 25, 2015 with AMREFA, the Company refinanced its outstanding principal and interest on loans to the Company from AMREFA. This agreement replaced all outstanding notes by a single 8% promissory note in the principal amount of $289,246, due July 15, 2017, amortized by instalment payments of principal and interest commencing with an initial payment in July 2015 of $45,000, including accrued interest, which payment was made on July 15, 2015. EIG Venture Capital Ltd. (EIG), a major shareholder of the Company, has guaranteed Progreen’s obligations under the Instalment Payment Agreement.

The Company obtained additional working capital on July 3, 2015, with the completion by EIG of its subscription obligations under the July 2009 subscription Agreement with a final payment of $54,000, including accrued interest. On July 14, 2015, EIG separately advanced the Company $46,000.

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

Item 8. Financial Statements and Supplementary Data.

PROGREEN PROPERTIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of:

ProGreen Properties, Inc.

Birmingham, MI

We have audited the accompanying consolidated balance sheets of ProGreen Properties, Inc. as of April 30, 2015 and the related consolidated statement of income, comprehensive income, stockholders’ equity, and cash flows for year ended April 30, 2015. ProGreen Properties, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProGreen Properties, Inc. as of April 30, 2015 and the results of its operations and its cash flows for the year ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas

August 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

ProGreen Properties, Inc.

Birmingham, MI

We have audited the accompanying consolidated balance sheet of ProGreen Properties, Inc. as of April 30, 2014, the related consolidated statement of operations, owners' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProGreen Properties, Inc. as of April 30, 2014 and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/S/ Baker Tilly Virchow Krause, LLP

Southfield, MI

June 23, 2014

ProGreen Properties, Inc.
Consolidated Balance Sheets

	April 30,	April 30,
	2015	2014

Assets
Cash	$99,325	$176,760
Properties under development	-	92,730
Other receivables – related party	2,915	4,221
Accounts receivable	27,365	3,300
Note receivable - rental property	2,137	3,707
Prepaid expenses	3,346	3,454
Deposits	5,000	5,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $45,347 and $31,755	24,395	37,987
Total assets	$164,483	$327,159

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	100,500	$57,389
Accrued interest	165,668	90,108
Payable under management agreement	36,884	6,771
Obligations under capital leases	19,005	31,843
Notes payable	303,452	385,000
Note payable related party	-	40,000
Tenant deposits	18,610	10,962
Convertible notes	76,000	-
Convertible debenture	476,000	-
Convertible debenture payable to related party, net of unamortized discount of $4,031	-	495,969
Total liabilities	1,196,119	1,118,042

Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 110,329,703 and 104,329,703 outstanding at April 30, 2015 and April 30, 2014	11,033	10,433
Additional paid in capital	3,189,666	3,122,707
Less: amount due from related party subscriber under subscription agreement	(52,961)	(151,189)
Accumulated deficit	(4,179,374)	(3,772,834)
Total stockholders' deficit	(1,031,636)	(790,883)
Total liabilities and stockholders' deficit	$164,483	$327,159

See accompanying Notes to Consolidated Financial Statements

ProGreen Properties, Inc.

Consolidated Statements of Operations

	Years Ended
	April 30,
	2015	2014
Revenues:

Proceeds from sale of properties	$200,000	$85,000
Proceeds from sale of properties, related party	75,000	-
Commissions revenue	82,594	3,750
Management fee revenue	11,052	12,253
Construction services revenue, related party	24,040	-
Construction services revenue	92,389	-
Other income	1,904	150
Total Revenue	$486,979	$101,153
Expenses:
Cost of properties sold	170,479	67,916
Cost of properties sold, related party	73,688	-
Cost of construction services, related party	21,855	-
Cost of construction services	84,278	-
Rental property operating costs	746	708
Reserve for rent guarantee (recovery)	5,750	(2,950)
Advertising	3,188	6,170
Depreciation	13,592	13,592
Compensation expense	32,667	46,500
General & administrative	206,191	209,658
Other expenses	-	1,706
Professional fees	173,865	161,681
Total operating expenses	$786,299	$504,981

Operating loss	(299,320)	(403,828)
Other expenses and income:
Interest expense	(107,479)	(82,778)
Interest income	259	576
Loss before income tax expense	$(406,540)	$(486,030)

Income tax expense	-	-

Net Loss	(406,540)	$(486,030)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and fully diluted	105,365,319	104,329,703

See accompanying Notes to Consolidated Financial Statements

ProGreen Properties, Inc.

Consolidated Statements of Stockholders' Deficit

	Number of			Amount Due
	Shares		Additional	Under		Net
	Issued and	Common	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Capital	Agreement	Deficit	Deficit

Balance at April 30, 2013	104,329,703	$10,433	$3,062,707	$(137,689)	$(3,286,804)	$(351,353)

Amount due from subscriber under subscription agreement	-	-	13,500	(13,500)	-	-
Compensation - restricted stock units	-	-	46,500	-	-	46,500
Net loss	-	-	-	-	(486,030)	(486,030)
Balance at April 30, 2014	104,329,703	$10,433	$3,122,707	$(151,189)	$(3,772,834)	$(790,883)

Amount due from subscriber under subscription agreement	-	-	10,892	(10,892)	-	-
Amount received from subscriber under subscription agreement	-	-	-	109,120	-	109,120
Stock issued under convertible debenture	6,000,000	600	23,400	-	-	24,000
Compensation - restricted stock units	-	-	32,667	-	-	32,667
Net loss	-	-	-	-	(406,540)	(406,540)
Balance at April 30, 2015	110,329,703	$11,033	$3,189,666	$(52,961)	$(4,179,374)	$(1,031,636)

See accompanying Notes to Consolidated Financial Statements

ProGreen Properties, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	April 30,
	2015	2014
Cash provided by (used in) operating activities
Net loss	$(406,540)	$(486,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	32,667	46,500
Depreciation	13,592	13,592
Gain on sale of properties	(30,833)	(17,084)
Noncash Commission	(15,000)	-
Amortization of discounts on debenture to related party	4,031	7,193
Acquisition and development of properties	(137,331)	(160,646)
Proceeds from sale of properties	75,000	85,000
Changes in operating assets and liabilities:
Other receivables - related party	1,306	-
Accounts receivable	(24,065)	(1,514)
Accrued interest receivable	-	1,380
Prepaid expenses	108	(2,788)
Deposits	-	1,000
Accounts payable and accrued expenses	149,336	67,170
Payable under management agreement	30,113	(5,686)
Cash used in operating activities	(307,616)	(451,913)

Cash provided by investing activities
Proceeds from sale of investment notes	-	60,000
Proceeds from note receivable	1,570	3,618
Cash provided by investing activities	1,570	63,618

Cash provided by (used in) financing activities
Proceeds from notes payable	96,329	450,000
Repayment of notes payable related party	(40,000)	(65,000.00)
Proceeds from convertible debentures	76,000	40,000.00
Decrease in obligations under capital leases	(12,838)	(12,263)
Collection of amount due under stock subscription	109,120	-
Cash provided by financing activities	228,611	412,737

Net change in cash	(77,435)	24,442

Cash at beginning of period	176,760	152,318
Cash at end of period	99,325	176,760
Supplemental information:
Cash paid for interest	$4,869	$1,936

Noncash investing and financing transactions:
Noncash transaction: increase in notes payable upon sale of properties	$207,122	$-
Noncash transaction: decrease in notes payable upon sale of properties	$385,000	$-

Noncash transaction: stock issued under convertible debenture	$24,000	$-
Noncash transaction: transfer of convertible debenture from related party	$476,000	$-

See accompanying Notes to Consolidated Financial Statements

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

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

These investment properties are marketed exclusively by ProGreen Realty and managed by ProGreen Management. As of April 30, 2015 the Company owned no investment properties.

Effective December 22, 2014 the Company entered into an interim operating agreement (the “Interim PAJV Operating Agreement”) with American Residential GAP, LLC (“ARG”) to form PAJV LLC (“PAJV”), a Michigan limited liability company. American Residential Fastigheter AB (“AMREFA”) is ARG’s sole member. The Company and ARG each owned 50% of PAJV. There were no capital contributions. PAJV will acquire, own, operate, improve and hold for sale real estate properties under development. PAJV will fund the purchases of properties with loans from ARG. During the year ended April 30, 2015 the Company sold its remaining property under development in the amount of $73,688 to PAJV. The selling price was $75,000. See Note 8.

Our agreement with AMREFA has been restructured through a March 15, 2015, amendment to the Investment Agreement with AMREFA, superseding the December 2014 Interim PAJV Operating Agreement. As of this date the Company is no longer a 50% owner of the PAJV. The amendment provides for ARG LLC (the U.S. real estate subsidiary) to fund 100% of all financing requirements for real estate projects, which would be owned by specific joint ventures or ARG LLC, with Progreen handling everything from acquisition to sale and receiving a profit participation payment for a return on the property above 9.5%.

In January 2015, ProGreen Construction LLC (“ProGreen Construction”) was formed as a wholly owned subsidiary of the Company. ProGreen Construction performs all construction and development services for the properties held under development. During the year ended April 30, 2015 ProGreen Construction recognized construction costs of $21,855 and provided construction services to the PAJV, while the Company was a 50% owner of the PAJV, in the amount of $24,040 relating to one of PAJV’s properties under development. ProGreen Construction charges PAJV ten percent of materials and services costs as an administrative fee. This fee totaled $2,185 for the year ended April 30, 2015.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

Note 1. Financial Statement Presentation (continued)

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

GOING CONCERN

The Company’s financial statements for the year ended April 30, 2015, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009.  Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

The Company will continue to incur costs that are necessary for it to remain an active public company.  In the current fiscal year, the Company used approximately $308,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of April 30, 2015, the Company has approximately $99,000 in cash. During the year ended April 30, 2015 the Company financed its operations through sales of its properties, collection of amounts due under the stock subscription agreement, issuance of convertible debt and through external debt financing.

During the year ended April 30, 2015 the Company spent approximately $137,000 to acquire and/or develop three properties, all of which were sold during 2015 with cash proceeds of $75,000.

In fiscal 2012, we entered into a working agreement with American Residential Gap LLC, a wholly-owned subsidiary of American Residential Gap ApS (“ARG”), a property investment company incorporated in Denmark. We completed the sale of eight properties to ARG in fiscal 2012 and 2013. ARG was acquired in 2013 by American Residential Fastigheter AB (“AMREFA”), a company formed under the laws of Sweden. During fiscal 2014 we completed the sale of one property to ARG LLC, and our interim joint venture with ARG sold three leased properties to ARG LLC effective February 1, 2015, and sold a fourth property to ARG LLC in March 2015. On July 19, 2013, the Company entered into an Investment Agreement with AMREFA, which provided for 100% property acquisition and refurbishment financing by AMREFA in the form of property loans.

During the year ended April 30, 2015, AMREFA loaned the Company additional funds and certain other amounts due AMREFA were paid in connection with the Company’s sale of properties during the year. See Note 7. As of April 30, 2015 notes payable to AMREFA total $289,346 plus accrued interest totaling $13,206. The notes payable and accrued interest are due in less than twelve months. However, pursuant to an Instalment Payment Agreement entered into on June 25, 2015 with AMREFA, the Company refinanced its outstanding principal and interest on loans to the Company from AMREFA. See Note 16.

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

Cash

Cash consists solely of cash on deposit with financial institutions.

Allowance for doubtful accounts

An allowance for doubtful accounts is management’s best estimate of the probable credit losses in the exiting accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of customer payment history. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that determination is made. Management considers all accounts receivable collectible and, therefore, an allowance for doubtful accounts has not been recorded at April 30, 2015 and 2014.

Properties under development

Properties under development are recorded at cost from expenditures relating to the acquisition, development, construction, and other costs that enhance the value or extend the life of rental properties which are capitalized using the specific identification method to accumulate costs.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

Note 1. Financial Statement Presentation (continued)

Note receivable – rental property

The note receivable is carried at amortized cost. Interest income on the note receivable is recognized on the accrual basis based on the principal balance outstanding.

Property and equipment

Property and equipment are recorded at cost.

Depreciation is computed using the straight-line method over the estimated useful life of the property and equipment, as follows:

	Lives	Method
Furniture	10 years	Straight line
Equipment	5 years	Straight line
Vehicles	5 years	Straight line

Property sales revenue recognition

Property sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer's financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, "Property, Plant, and Equipment - Real Estate Sales" ("ASC 360-20"), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. There were no such deferred amounts at either April 30, 2015 or 2014.

Advertising costs

Advertising costs are expensed as incurred. Total advertising expenditures for the years ended April 30, 2015 and 2014 were approximately $3,200 and $6,200, respectively.

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

Deferred revenue

The Company may require tenants to prepay rent. The prepaid rent is amortized over the term of the lease using the straight-line method. Deferred revenue is $0 at April 30, 2015 and 2014.

Income taxes

The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

Earnings(loss) per Share

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

Reclassifications

Certain amounts in previous periods have been reclassified to conform to 2015 classifications.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

Note 1. Financial Statement Presentation (continued)

Recent Accounting Pronouncements

In April 2015 the FASB issued Accounting Standard’s Update No. 2015-03 “Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this update. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto as it is a presentation matter.

In August 2014 the FASB issued Accounting Standard’s Update No. 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40) - Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

Note 2. Properties Under Development

Properties under development totaled $0 and $92,730 at April 30, 2015 and 2014, respectively. The Company held no and two properties under development as of April 30, 2015 and 2014, respectively.

Note 3. Accounts Receivable

Accounts receivable totaled $27,365 and $3,300 at April 30, 2015 and 2014, respectively and is comprised of amounts due from ARG for construction work performed by ProGreen Construction in the amount of $24,870 and $0 at April 30, 2015 and 2014, respectively and amounts due from tenants for properties managed by Progreen Management in the amount of $2,495 and $3,300 at April 30, 2015 and 2014, respectively.

Note 4. Note Receivable - Rental Property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $2,100 and $3,700 as of April 30, 2015 and 2014, respectively. The note was due in August 21, 2014 with monthly payments of $457, including interest at 9.00% per annum. The note payments are in arrears and the Company has been accepting reduced payments. Management believes the note is collectible and as such no reserve has been recorded.

Note 5. Property and Equipment

Major classifications of property and equipment at April 30, 2015 and 2014 are summarized as follows:

	April 30,	April 30,
	2015	2014
Vehicles	$63,252	$63,252
Furniture	3,564	3,564
Office equipment	2,926	2,926
Total vehicles, furniture and equipment	69,742	69,742
Less: accumulated depreciation	(45,347)	(31,755)
Net carrying amount	$24,395	$37,987

Depreciation expense for the years ended April 30 2015 and 2014 totaled $13,592.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

Note 6. Payable Under Management Agreement

ProGreen Management has entered into management agreements with certain property owners whereby the Company manages, leases, operates, maintains and repairs the properties for which it receives a management fee of ten percent of the monthly rent. ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At April 30, 2015 and April 30, 2014 net rent amounts due totaled $36,900 and $6,800, respectively.

In addition, for certain properties the Company has guaranteed rents, in accordance with the terms of each lease, through various dates through October 1, 2015. In connection with the guarantees the Company has recorded reserves totaling $10,000 and $4,250 as of April 30, 2015 and April 30, 2014, respectively which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Note 7. Obligations Under Capital Leases

The Company leases vehicles under capital leases expiring in various years though fiscal 2018.

The following is a schedule by year of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of April 30, 2015:

Year ending April 30,
2016	$8,152
2017	8,152
2018	3,397

Total minimum lease payments	19,701

Less amounts representing interest	(696)
Present value of future minimum lease payments	$19,005

Total lease payments made in fiscal 2015 and 2014 were $13,712 and $13,718, consisting of $12,838 and $12,263 principal and $874 and $1,455 interest, respectively. Principal payments are shown on the Company’s Consolidated Statements of Cash Flow under Financing Activities. Interest expense is included in the Company’s Consolidated Statements of Operations.

The cost of the vehicles in the amount of $63,252 at April 30, 2015 and 2014, is included in the Company’s Consolidated Balance Sheets as a component of vehicles, furniture and equipment, and is being depreciated over the estimated useful life of five years.  Depreciation expense of $12,650 is included in the Company’s Consolidated Statements of Operations for the years ended April 30, 2015 and 2014.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

Note 8. Notes Payable

On July 19, 2013, the Company entered into an Investment Agreement (“AMREFA Agreement”) with AMREFA, which provides generally for an intended investment of up to $3,000,000 by AMREFA for the purpose of acquisition of investment properties in the U.S. from the Company. During the year ended April 30, 2015, AMREFA has loaned the Company an additional $266,546, of which $170,216 was non cash in connection with the sale of three properties and $96,330 was received in cash of which $75,000 was received in connection with the sale of one of the properties. The Company has reduced the amount due to AMREFA by $215,000 in the form of noncash as a result of the Company’s sale of two properties to ARG, whose sole member is AMREFA, during the year ended April 30, 2015. The Company also reduced the amount due to AMREFA by $135,000 in the form of noncash as a result of the Company’s sale of one property under development to PAJV, while the Company was a 50% owner in PAJV, during year ended April 30, 2015. In addition the Company reduced the accrued interest payable due to AMREFA in the amount of $20,219 in the form of noncash as a result of the sales of the three properties. The Company also reduced the amount due to AMREFA by $35,000 in the form of noncash as a result of the Company’s commission earned on the sale of one of the PAJV’s properties. The commission totaled $15,000 and a new note payable in the amount of $22,800, which included accrued interest of $2,800, was issued. As of April 30, 2015 notes payable to AMREFA total $289,346 plus accrued interest totaling $13,206. The notes payable and accrued interest are due in less than twelve months. However, pursuant to an Instalment Payment Agreement entered into on June 25, 2015 with AMREFA, the Company refinanced its outstanding principal and interest on loans to the Company from AMREFA. See Note 16.

During the year ended April 30, 2015, the Company entered into two notes payable in the form of noncash to the City of Southfield totaling $14,106 (collectively, the “Southfield debt”) to finance the City of Southfield’s assessments on one of the Company’s sold properties. The Southfield debt and accrued interest is due over a 17 year period commencing August 31, 2015. ARG has confirmed that it will assume the Southfield debt in connection with the next occurring property sale by the Company to ARG, in which transaction the amount of the Southfield debt represented by the two notes so assumed would be reflected as a credit to ARG’s property purchase price in the sale.

The table below summarizes the effects of sales of the three properties and the commission earned by the Company during the year ended April 30, 2015:

		Proceeds in the form of :
	Selling Price	Cash	Noncash Debt Pay Down	Noncash Payment of Accrued Interest Payable	Issuance of Debt	Book Value	Gain

23270 Helen Street, Southfield Michigan	$110,000		$175,000	$10,459	$89,563	$96,699	$13,301

21198 Berg Street, Southfield Michigan	90,000	$75,000	40,000	2,010	27,009	73,780	16,220

24442 Kinsel Street, Southfield, Michigan	75,000		135,000	7,750	67,750	73,688	1,312

Total Properties Sold	$275,000	$75,000	$350,000	$20,219	$184,322	$244,167	$30,833

						Commission
21000 Westover, Southfield, Michigan			$35,000	$2,800	$22,800	$15,000

Total	$275,000	$75,000	$385,000	$23,019	$207,122	$15,000	$30,833

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

Note 8. Notes Payable - continued

The Company is indebted as follows:

	April 30,	April 30,
	2015	2014
Note Payable to City of Southfield dated October 29, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	$6,000	$-

Note Payable to City of Southfield dated September 19, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	8,106	-

Note Payable to AMREFA dated March 6, 2015 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before March 6, 2016.	22,800

Note Payable to AMREFA dated January 8, 2015 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before January 8, 2016.	67,750

Note Payable to AMREFA dated October 1, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before October 1, 2015.	27,009	-

Note Payable to AMREFA dated October 1, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before October 1, 2015.	75,457	-

Note Payable to AMREFA dated June 25, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before June 25, 2015.	96,330	-

Note Payable to AMREFA dated April 22, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before April 22, 2015. Obligation satisfied in sale of property located at 24442 Kinsel Street, Southfield, Michigan and with a new Note Payable dated January 8, 2014 in the amount of $67,750.	-	135,000

Note Payable to AMREFA dated March 6, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014. Obligation satisfied based on commission for sale of property located at 21000 Westover, Southfield, Michigan and with a new Note Payable dated March 6, 2015 in the amount of $22,800.	-	35,000

Note Payable to AMREFA dated February 14, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014. Obligation satisfied in sale of property located at 21198 Berg Street, Southfield, Michigan.	-	40,000

Note Payable to AMREFA dated January 16, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014. Partially paid off through sale of property located at 23270 Helen Street, Southfield, Michigan. Balance paid off through new Note Payable dated October 1, 2014 in the amount of $75,458.	-	100,000

Note Payable to AMREFA dated December 18, 2013 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before December 31, 2014. Obligation satisfied in sale of property located at 23270 Helen Street, Southfield, Michigan.	-	60,000

Note Payable to AMREFA dated November 14, 2013 bears a fixed rate of interest of 8.00% and requires no monthly payments. The note was amended to extend the principal and interest due date to on or before December 31, 2014. Obligation satisfied in sale of property located at 21198 Berg Street, Southfield, Michigan.	-	15,000
	$303,452	$385,000

The notes payable to AMREFA totaling $389,346 as of April 30, 2015 are unsecured.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

Note 9. Notes Payable Related Party

During the year ended April 30, 2015, the Company paid in full the $40,000 note payable related party plus accrued interest of $1,742 which was due to the Company’s controller under the terms of a promissory note payable effective April 1, 2014. The note bore a fixed rate of interest of 8.00% and required no monthly payments. The note was secured by the Company’s interest in one of its properties under development with a balance of approximately $21,800 at April 30, 2014. The Company recorded interest expense in connection with this note payable in the amount of $1,476 and $266 for the years ended April 30, 2015 and 2014, respectively.

The note payable to the Company’s controller had a balance outstanding of $0 as of April 30, 2015 and $40,000 as of April 30, 2014.

Note 10. Convertible Notes

Effective November 24, 2014, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with KBM Worldwide, Inc. (“KBM”), pursuant to which the Company issued KBM a convertible note in the amount of $43,000, bearing interest at the rate of 8% per annum (the “KBM Convertible Note”). The KBM Convertible Note provides KBM the right, during the period beginning on the date which is one hundred eighty (180) days following the date of the KBM Convertible Note, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at a 39% discount from the market price of the common stock and is payable, together with interest thereon, on November 24, 2015. The Company can repay the KBM Convertible Note prior to maturity (or conversion), provided that it pays 110% of such the outstanding principal amount and accrued and unpaid interest thereon) if the note is repaid within the first 30 days after the issuance date. The prepayment penalty increases to 120% if repayment is during the period which is 31 to 60 days after the issuance date; 125%, if repayment is during the period which is 61 to 90 days after the issuance date; 130%, if repayment is during the period which is 91 to 120 days after the issuance date; and 135%, if repayment is during the period which is 121 days to 180 days after the issuance date. After 180 days have elapsed from the issuance date, the Company has no right to prepay the KBM Convertible Note. Interest expense relating to this KBM debenture totaled approximately $1,480 and $0 for years ended April 30, 2015 and 2014, respectively. Accrued interest due totaled $1,480 and $0 at April 30, 2015 and April 30, 2014, respectively. Subsequent to April 30, 2015, KBM converted portions of the KBM Convertible Note to shares of Common Stock. See Note 16.

Effective March 25, 2015, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Vis Vires pursuant to which the Company issued Vis Vires a convertible note in the amount of $33,000, bearing interest at the rate of 8% per annum (the “Vis Vires Convertible Note”). The Vis Vires Convertible Note provides Vis Vires the right, during the period beginning on the date which is one hundred eighty (180) days following the date of the Vis Vires Convertible Note, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at a 39% discount from the market price of the common stock and is payable, together with interest thereon, on March 16, 2016. The Company can repay the Vis Vires Convertible Note prior to maturity (or conversion), provided that it pays 110% of such the outstanding principal amount and accrued and unpaid interest thereon) if the note is repaid within the first 30 days after the issuance date. The prepayment penalty increases to 115% if repayment is during the period which is 31 to 60 days after the issuance date; 120%, if repayment is during the period which is 61 to 90 days after the issuance date; 125%, if repayment is during the period which is 91 to 120 days after the issuance date; 130%, if repayment is during the period which is 121 days to 150 days after the issuance date and 135% if repayment is during the period which is 151 days to 180 days after the issuance date. After 180 days have elapsed from the issuance date, the Company has no right to prepay the KBM Convertible Note. Interest expense relating to this Vis Vires debenture totaled approximately $260 and $0 for years ended April 30, 2015 and 2014, respectively. Accrued interest due totaled $260 and $0 at April 30, 2015 and April 30, 2014, respectively.

Note 11. Convertible Debenture Payable to a Related Party

On November 5, 2009, the Company issued a 13.5% Secured Convertible Debenture (the “Debenture”) to Rupes Futura AB (“RF”), an investment company controlled by Henrik Sellmann, a former director of the Company, providing for a loan to the Company of $500,000. The Debenture is due November 2014. Additionally, the Company issued to RF 500,000 shares of Common Stock of the Company as a Commitment Fee. The value of the Common Stock at the time of issuance was $30,000 and is recorded as debt discount. The Commitment Fee is being amortized over five years, the term of the Debenture, using the effective interest method.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

Note 11. Convertible Debenture Payable to a Related Party- continued

Interest is payable at an annual rate of 13.5%, payable annually in arrears in shares of Common Stock of the Company, valued at the Conversion Price (defined below) as of the due date of the interest payment or the Company, at its sole option, may elect to pay any interest payment on the Debenture in cash, such cash interest payment to be payable no later than one hundred eighty (180) days from the original interest payment due date. The Debenture is convertible in whole or in part into Common Stock at the option of RF at the Conversion Price at any time following the date that is two years from the Closing Date. If RF elects to convert any unpaid principal amount of the Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture. The conversion feature has intrinsic value of $75,000 that is recorded as debt discount which was amortized over two years, the required holding period for RF, using the effective interest method. The debt discount was fully amortized as of April 30, 2015 and 2014. The effective interest rate on the Debenture as a result of the debt discounts noted above was 14.36% and 15.17% which resulted in interest expense of $71,500 and $74,400 for the years ended April 30, 2015 and 2014, respectively.

On February 6, 2015 6,000,000 shares of Common Stock were issued to RF pursuant to a partial conversion in the amount of $24,000 of the $500,000 convertible debenture. The conversion price was $0.004 per common share. As of April 30, 2015 the outstanding balance of the convertible debenture was $476,000.

On October 22, 2014, Henrik Sellmann resigned as a director of the Company thus RF is no longer a related party. The outstanding balance of the convertible debenture in the amount of $476,000 was reclassified to Convertible Debenture from Convertible Debenture Payable to a Related Party in the accompanying Consolidated Balance as of April 30, 2015.

As of April 30, 2015, the Company had not paid the annual interest payment due November 5, 2013. The due date for extension is in negotiation with Rupes Futura.

Note 12. Related Party Subscription Agreement

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

As of April 30, 2015 the remainder of the Phase III purchase price and the applicable interest has been included in stockholders’ equity as amount due from subscriber under subscription agreement. In December 2014, the Company received $109,120 comprised of $50,000 of the remaining $100,000 purchase price balance and $59,120 of related interest. The Company recorded $10,900 of interest which is included in amount due under subscription agreement for the year ended April 30, 2015. The remaining balance of the purchase price in the amount of $54,000 was received on July 3, 2015 to complete payment of the Phase III purchase price. EIG on July 14, 2015, advanced the Company $46,000. See Note 16.

On April 30, 2015 Jan Telander divested for no consideration all equity interests owned by him in EIG and its affiliated companies and resigned from all board of director and management positions with EIG. Accordingly, pursuant to the SEC’s rules for calculation of securities owned beneficially by stockholders of reporting companies under the Securities Exchange Act of 1934, the 85,679,118 shares of the Company’s common stock held by EIG are no longer deemed to be beneficially owned for SEC reporting purposes by Mr. Telander.

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

Note 13. Corporate Lease Agreement

On March 24, 2010, the Company entered into a lease agreement for office space for a period of sixty-six (66) months. The Company did not have a lease payment for the first 9 months of the lease agreement. Subsequent payments are as follows:

Year ending April 30,	Rental Amount
2016	12,069
Thereafter	-
$12,069

In addition to the base monthly rent the Company is responsible for a pro-rata share of operating expenses and real estate taxes as determined by the lessor. At the beginning of the lease the Company paid a security deposit of $5,000, which is reflected as deposits on the April 30, 2015 balance sheet. During 2015 and 2014, the Company recorded $24,147 in rental expense as a result of this lease.

Note 14. Income Taxes

For tax purposes the Company has federal net operating loss (“NOL”) carryovers of $1,989,000 that are available to offset future taxable income. These NOL carryovers expire beginning in the year 2030. As a result of the Company’s reorganization, as further described in Note 1, the NOL carryovers generated prior to the reorganization are limited by Section 382 of the Internal Revenue Code resulting in no NOL carryover for the years prior to reorganization. Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 30, 2015	April 30, 2014

Deferred tax assets:
NOL carryovers	$298,390	$253,928
Accrued interest	24,961	13,516
Discount on debenture	3	(601)
Depreciation	(2,130)	(1,740)
Stock compensation	17,931	13,031
Total deferred tax assets	339,155	278,134

Valuation allowance	$(339,155)	$(278,134)
Net deferred tax assets	$-	$-

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

APRIL 30, 2015

Note 14. Income Taxes - continued

The reconciliation of income tax expense attributable to continuing operations computed at the U.S. federal statutory tax rates is the income tax expense recorded is as follows:

	April 30, 2015	April 30, 2014

Income tax at U.S. statutory rates	$(60,980)	$(72,905)
Effect of permanent differences	70	16
Increase in valuation allowance	60,910	72,845
Prior year provision to return adjustments	-	44
Income tax expense	$-	$-

The effective rate used for estimation of deferred taxes was 15% for the years ended April 30, 2015 and 2014.

The tax years that remain subject to taxing authorities’ examination at April 30, 2015 are 2009 through 2015. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provisions.

Note 15. Employee Stock Option Plan

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

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

Note 15. Employee Stock Option Plan - continued

On October 22, 2014, Henrik Sellmann resigned as a director of the Company. The 600,000 RSUs awarded to him on June 1, 2012 were not fully vested and they expired with his resignation. During the year ended April 30, 2015, the Company reversed compensation expense accrued since inception, relating to these RSUs in the amount of $13,000. This amount is included in Company’s Consolidated Balance Sheets and Consolidated Statement of Stockholders’ Deficit as a component of accumulated paid in capital and compensation expense recovery is included in the Company’s Consolidated Statements of Operations for the year ended April 30, 2015.

As of April 30, 2015 and 2014 compensation expense of $45,700 and $46,500, respectively, was recorded as follows:

	April 30,	April 30,
	2015	2014
Number of restricted stock units issued on June 1, 2012 (excluding RSUs issued to Director)	3,600,000	3,600,000
Stock price on grant date	$0.03	$0.03
Vesting Period	3 years	3 years
Estimated fair value at issuance	$108,000	$108,000
May 1, 2014 through April 30, 2015 Compensation Expense	$36,000
May 1, 2013 through April 30, 2014 Compensation Expense		$36,000

Number of restricted stock units issued on June 1, 2012 to Director through July 31, 2014	600,000	600,000
Stock price on grant date	$0.03	$0.03
Vesting Period	3 years	3 years
Monthly amount vested	$500	$500
Number of months May 1, 2014 through July 31, 2014	3 months
May 1, 2014 through April 30, 2015 Compensation Expense	$1,500
Number of months May 1, 2013 through April 30, 2014		12 months
May 1, 2013 through April 30, 2014 Compensation Expense		$6,000

Number of restricted stock units issued on December 3, 2012	600,000	600,000
Stock price on grant date	$0.03	$0.03
Vesting Period	4 years	4 years
Estimated fair value at issuance	$18,000	$18,000

May 1, 2014 through April 30, 2015 Compensation Expense	$4,500
May 1, 2013 through April 30, 2014 Compensation Expense		$4,500

Number of restricted stock units issued on June 1, 2014	600,000
Stock price on grant date	$0.02
Vesting Period	3 years
Estimated fair value at issuance	$12,000

May 1, 2014 through April 30, 2015 Compensation Expense	$3,667
May 1, 2013 through April 30, 2014 Compensation Expense		$-
Total compensation expense	$45,667	$46,500

PROGREEN PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

Note 16. Subsequent Events

Management has evaluated subsequent events through August 13, 2015 the date on which the financial statements were available to be issued.

Pursuant to an Instalment Payment Agreement entered into on June 25, 2015 with AMREFA, the Company refinanced its outstanding principal and interest on loans to the Company from AMREFA. This agreement replaced all outstanding notes by a single 8% promissory note in the principal amount of $289,246, due July 15, 2017, amortized by instalment payments of principal and interest commencing with an initial payment in July 2015 of $45,000, including accrued interest, which payment was made on July 15, 2015.

EIG Venture Capital Ltd. (EIG), a major shareholder of the Company, has guaranteed Progreen’s obligations under the Instalment Payment Agreement. See Notes 1 and 8.

The Company obtained additional working capital on July 3, 2015, with the completion by EIG of its subscription obligations under the July 2009 subscription Agreement with a final payment of $54,000, including accrued interest. On July 14, 2015, EIG separately advanced the Company $46,000. See Note 12.

Effective May 11, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires pursuant to which the Company issued Vis Vires a convertible note in the amount of $38,000, bearing interest at the rate of 8% per annum.

On May 26 and July 20, 2015 KBM converted portions of the KBM Convertible Note into a total of 7,172,052 shares of Common Stock. See Note 10.

On May 7 and July 7, 2015 2,500,000 and 5,000,000 shares of Common Stock, respectively, were issued to outside investors.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 5, 2015, the Board of Directors of the Company accepted the resignation of Baker Tilly Virchow Krause, LLP, its independent registered public accounting firm. On the same date, February 5, 2015, the accounting firm of MaloneBailey, LLP was engaged as the Company's new independent registered public accounting firm, to audit the Company’s financial statements for its fiscal year ending April 30, 2015. From the date that Baker Tilly Virchow Krause, LLP were engaged, August 27, 2010, to the present time, or any other period of time, the reports of Baker Tilly Virchow Krause, LLP on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of Baker Tilly Virchow Krause, LLP as to the Company’s financial statements for its fiscal years ended April 30, 2013 and April 30, 2014, were modified for uncertainty due to the substantial doubt about the Company’s ability to continue as a going concern.

During the Company's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Baker Tilly Virchow Krause, LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Baker Tilly Virchow Krause, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

On February 5, 2015, the Company engaged MaloneBailey, LLP as its independent registered public accounting firm. During the two most recent fiscal years and the interim periods preceding the engagement, the Company has not consulted MaloneBailey, LLP regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

As supervised by our board of directors and our Chief Executive and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our management in this evaluation has concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2015, are not effective, due to lack of segregation of duties, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of internal control over financial reporting as of April 30, 2015. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that, as of April 30, 2015, our internal control over financial reporting is not effective due to lack of segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter of our April 30, 2015 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 14, 2014, our Board of Directors elected Michael Hylander as a director of the Company to fill an existing vacancy on the Board of Directors. Henrik Sellmann resigned as a director on October 22, 2014.

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

Other Information about our Board of Directors

During our fiscal year ended April 30, 2015, our Board of Directors acted by written consent six times.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. For the fiscal year ended April 30, 2015, we believe that all required filings under Section 16(a) have been made by our officers and directors, except that Michael Hylander was elected to our Board of Directors on March 14, 2014 and has not as of the date of this report filed the Form 3 due March 24, 2014.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal years 2015, 2014 and 2013 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)		Non-Equity Incentive Plan Compensa-tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)		Total ($) (j)
Jan Telander,	2015	$96,000							$21,000	(1)	$117,000
CEO (1)	2014	$96,000			$				$21,000	(1)	$117,000
	2013	$96,000				$90,000			$21,900	(1)	$207,900

(1)	Mr. Telander was paid a $21,000 housing allowance in fiscal 2015, a $21,000 housing allowance in 2014, and a $21,900 housing allowance in 2013.

Stock Options Granted and Director Compensation in the Year Ended April 30, 2015

The following table sets forth equity awards held by our executive officers the close of our fiscal year ended April 30, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jan Telander		3,000,000	(1)				3,000,000	$39,000

*	Based on the market price of the Company’s common stock on April 30, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of July 13, 2015 by the following individuals or groups:

●	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

●	each of our named executive officers;

●	each of our directors; and

●	all directors and named executive officers as a group.

The percentage of beneficial ownership in the following table is based upon 119,796,916 shares of common stock outstanding as of July 13, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding

Jan Telander 380 North Old Woodward Ave., S. 226 Birmingham, MI 48009(1)	274,000	.23%

Michael Hylander
380 North Old Woodward Ave., S. 226 Birmingham, MI 48009

EIG Capital, Ltd. (2)	85,679,118	71.52%

All officers and directors as a group	274,000	.23%

(1)	Mr. Jan Telander owns an aggregate of 274,000 shares directly. As of April 30, 2015, Mr. Telander divested himself of all equity interests in EIG Capital Ltd. and its affiliates, and resigned from all management and governing body positions with companies in this group. On June 1, 2012, the Company’s Board of Directors approved an award of 3,000,000 restricted stock units to Mr. Telander (see description of terms in Item 13 below).

(2)	EIG Capital is the sole stockholder of EIG Venture Capital, Ltd., EIG Capital Investments, Ltd. and Sofcon, Ltd., which own directly 84,804,436, 497,197 and 377,485 shares of the Company's common stock, respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

2009 Subscription Agreement with our Chief Executive Officer and Director

On July 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a fixed price of $0.01023 per share, in three tranches: the Phase I tranche consisted of 5,767,350 shares of Common Stock to be purchased by EIG on or before July 16, 2009; the Phase II tranche of 43,108,504 shares to be purchased by EIG on or before December 31, 2009; and the Phase III tranche of 48,875,855 shares of Common Stock to be purchased by EIG on or before July 16, 2010. On June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. Under a December 1, 2009 Amendment to the Subscription Agreement, EIG pays penalty interest at a rate of 13.5% per annum on the unpaid balance as of the final purchase date of the Phase III shares from that date to the date the shares are purchased. In December 2014, the Company received $50,000 of the remaining Phase III $100,000 purchase price balance and $59,120 of related interest. The remaining balance of the purchase price in the amount of $54,000 was received on July 3, 2015 to complete payment of the Phase III purchase price.

As of July 3, 2015 all of the Phase I, Phase II and Phase III shares have been purchased. On July 14, 2015, EIG separately advanced the Company $46,000.

Pursuant to an Instalment Payment Agreement entered into on June 25, 2015 with American Residential Fastigheter AB (“AMREFA”), the Company have refinanced its outstanding principal and interest on loans to the Company from AMREFA with a single replacement 8% promissory note in the principal amount of $289,246, due July 15, 2017, amortized by instalment payments of principal and interest commencing with an initial payment in July 2015 of $45,000, including accrued interest, which payment was made on July 15, 2015. EIG has guaranteed Progreen’s obligations under the Instalment Payment Agreement.

Issuance of Restricted Stock Units

Our Board also approved, effective June 1, 2012, the award of restricted stock units under the Company’s 2012 Employee Stock Option Plan to our two directors and one employee as follows: an award of 3,000,000 restricted stock units to the Company’s Chief Executive Officer, Jan Telander; an award of 600,000 restricted stock units to Henrik Sellmann, a director of the Company; and an award of 600,000 restricted stock units to a consultant that is the manager of our real estate subsidiary and Secretary of the Company. Mr. Sellmann resigned as a director on October 22, 2014, and the RSUs held by him were cancelled under the terms of the plan.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees accrued for audit services and other services provided for our fiscal years ended April 30, 2014 and 2015.

	2014	2015
Audit Fees	$37,000	$29,000
Audit-related Fees	-	-
Tax Fees	$9,700	-
All Other Fees	-	-

Total Fees	$46,700	$29,000

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2014 and 2015.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2014 and 2015, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2014 and 2015.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated March 6, 2001, by and between the Fairfax Group, Inc., a Florida corporation, and Diversified Product Inspections, Inc., a Florida corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 6, 2001.)

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.1a	Amendment to Certificate of Incorporation, filed July 8, 2009. (Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K/A, filed with the Commission on September 16, 2009.)

3.1b	Certificate of Ownership merging the Company’s wholly-owned subsidiary, Progreen Properties, Inc., into the Company, effective September 11, 2009. (Incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K, filed with the Commission on July 28, 2009.)

3.1c	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K/A, filed with the Commission on September 16, 2009.)

3.2	By-Laws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.3	Agreement and Plan of Merger, dated December 11, 2008, between the Company and Diversified Product Inspections, Inc., a Florida corporation. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.4	Articles of Merger of Diversified Product Inspections, Inc., a Florida corporation, with the Company, dated December 11, 2008, filed with the Florida Secretary of State. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.5	Certificate of Merger of Diversified Product Inspections, Inc., a Florida corporation, with the Company, dated December 11, 2008, filed with the Delaware Secretary of State. (Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

10.5	Settlement Agreement and Asset Purchase Agreement dated as of September 30, 2008 among Diversified Product Inspections, LLC, a Tennessee limited liability company, the Company, John Van Zyll, Ann Furlong, and Marvin Stacy, Sofcon, Limited, EIG Venture Capital, Limited, and EIG Capital Investments Limited, and the First and Second Amendments thereto. (Incorporated by reference to Annex A to the Company’s definitive proxy statement for its special meeting of shareholders held on March 26, 2009, filed on February 13, 2009.)

10.6	Subscription Agreement, dated July 22, 2009, between the Company and EIG Venture Capital, Ltd. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on July 28, 2009.)

10.6a	(Amendment No. 1, dated December 1, 2009, to Subscription Agreement, dated July 22, 2009, between the Company and EIG Venture Capital, Ltd. (Incorporated by reference to Exhibit 10.6a to the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2009.)

Exhibit No.	Description
10.7	Form of Subscription Agreement for the Company's 13.5% Secured Convertible Debentures. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2009.)

10.8	Form of the Company’s 13.5% Secured Convertible Debenture. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2009.)

10.9	Amendment to Secured Convertible Debenture, dated as of December 14, 2011. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on December 16, 2011.)

10.10	Second Amendment to Secured Convertible Debenture, dated as of February 8, 2012. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 16, 2012.)

10.11	2012 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Commission on June 7, 2012.)

10.12	Form of Restricted Stock Units Agreement issued pursuant to 2012 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Commission on June 7, 2012.)

10.13	Membership Interest Purchase Agreement made and entered into effective April 30, 2012, by and among the Company, American Residential Gap LLC, and Progreen Properties III LLC; Progreen Properties VII, LLC; Progreen Properties VIII LLC; Progreen Properties IX LLC; and Progreen Properties XI, LLC [including Assignment of Membership Interest by the Company, dated April 30, 2012; Assignment and Assumption of Leases, dated as of May 1, 2012, between the Company and American Residential Gap LLC; one-year Lease Guaranty of the Company, dated as of May 1, 2012. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 30, 2012.)

10.14	Management Agreement, made and entered into as of April 30, 2012, by and between Progreen Properties Management LLC and American Residential Gap LLC. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 30, 2012.)

10.15	Agreement, dated May 30, 2013, between the Company and Rupes Futura AB, for the Sale of Investment Units in American Residential Gap ApS. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2013.)

10.16	Promissory Note issued to KBM Worldwide, Inc. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2013.)

Exhibit No.	Description
10.17	Securities Purchase Agreement, dated as of November 19, 2014, between KBM Worldwide, Inc. and the Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the Commission on November 25, 2014.)

10.18	Fifth Amendment to Secured Convertible Debenture, dated as of December 19, 2014, filed herewith.

10.19	Working Construction Agreement between American Residental GAP LLC and Progreen Construction LLC, dated as of March 1, 2015, filed herewith.

10.20	Promissory Note issued March 12, 2015 to Vis Vires Group, Inc., filed herewith.

10.21	Securities Purchase Agreement, dated as of March 12, 2015, between Vis Vires Group, Inc. and the Company, filed herewith.

10.22	Amendment, dated as of March 15, 2015, to Investment Agreement between American Residential Fastigheter AB and the Company, filed herewith.

10.23	Promissory Note issued April 21, 2015 to Vis Vires Group, Inc., filed herewith.

10.24	Securities Purchase Agreement, dated as of April 21, 2015, between Vis Vires Group, Inc. and the Company, filed herewith.

10.25	Instalment Payment Agreement, dated June 25, 2015, between American Residential Fastigheter AB and the Company, filed herewith.

14.1	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 31, 2006.)

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.**

* Filed herewith

** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

PROGREEN PROPERTIES, INC

Date: August 13, 2015	By:	/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on August  13, 2015.

/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief
Financial Officer and Director

By:	/s/ Michael Hylander
Michael Hylander, Director

