Form 10-Q
period 2015-07-31
ProGreen Properties, Inc.
filed 2015-09-21
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 136,848,183 as of September 15, 2015.

PROGREEN PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2015.

The results of operations for the three months ended July 31, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.

Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2015	2015
	(Unaudited)

Assets
Cash	$108,933	$99,325
Other receivables - related party	2,915	2,915
Accounts receivable	5,895	27,365
Note receivable - rental property	2,186	2,137
Prepaid expenses	1,154	3,346
Deposits	5,000	5,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $48,745 and $45,347	20,997	24,395
Total assets	$147,080	$164,483

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	$77,292	$100,500
Accrued interest	172,682	165,668
Payable under management agreement	17,424	36,884
Obligations under capital leases	17,100	19,005
Notes payable	275,256	303,452
Tenant deposits	18,198	18,610
Related party advance	46,000	-
Convertible notes	85,865	76,000
Convertible debenture, net of unamortized discount of $0 and $4,031	476,000	476,000
Total liabilities	$1,185,817	$1,196,119
Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 125,001,755 and 110,329,703 outstanding at July 31, 2015 and April 30, 2015	12,500	11,033
Additional paid in capital	3,275,997	3,189,666
Less: amount due from related party subscriber under subscription agreement	-	(52,961)
Accumulated deficit	(4,327,234)	(4,179,374)
Total stockholders' deficit	(1,038,737)	(1,031,636)
Total liabilities and stockholders' deficit	$147,080	$164,483

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Operations

UNAUDITED

	Three Months Ended
	July 31,
	2015	2014
Revenues:

Commissions revenue	$-	$5,070
Management fee revenue	3,657	2,363
Construction services revenue	41,900	-
Other income	405	150
Total Revenue	45,962	7,583
Expenses:
Cost of construction services	41,492	-
Rental property operating costs	732	590
Reserve for rent guarantee (recovery)	(3,333)	(350)
Advertising	241	921
Depreciation	3,398	3,398
Compensation expense	5,125	12,292
General & administrative	49,401	53,921
Professional fees	72,858	59,605
Total operating expenses	169,914	130,377

Operating loss	(123,952)	(122,794)
Other expenses and income:
Interest expense	(23,950)	(28,686)
Interest income	42	89
Loss before income tax expense	(147,860)	(151,391)

Income tax expense	-	-

Net Loss	$(147,860)	$(151,391)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and fully diluted	117,798,065	104,329,703

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statement of Stockholders' Deficit

 (UNAUDITED)

	Number of			Amount Due
	Shares		Additional	Under		Net
	Issued and	Common	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Capital	Agreement	Deficit	Deficit

Balance at April 30, 2015	110,329,703	$11,033	$3,189,666	$(52,961)	$(4,179,374)	$(1,031,636)

Amount due from subscriber under subscription agreement	-	-	1,038	(1,038)	-	-
Amount received from subscriber under subscription agreement	-	-	-	53,999	-	53,999
Stock issued under convertible debenture	7,172,052	717	27,418	-	-	28,135
Stock issued under services contracts	7,500,000	750	52,750	-	-	53,500
Compensation - restricted stock units	-	-	5,125	-	-	5,125
Net loss					(147,860)	(147,860)
Balance at July 31, 2015	125,001,755	$12,500	$3,275,997	$-	$(4,327,234)	$(1,038,737)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Three Months Ended
	July 31,
	2015	2014
Cash provided by (used in) operating activities
Net loss	$(147,860)	$(151,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	5,125	12,292
Depreciation	3,398	3,398
Amortization of discounts on debenture to related party	-	1,939
Acquisition and development of properties	-	(96,667)
Common shares issued for services	53,500	-
Changes in operating assets and liabilities:
Accounts receivable	21,470	749
Note receivable	-	365
Prepaid expenses	2,192	3,454
Accounts payable and accrued expenses	(16,606)	60,586
Payable under management agreement	(19,460)	7,588
Cash used in operating activities	(98,241)	(157,687)

Cash provided by investing activities
Advance note receivable	(49)	-
Cash used in investing activities	(49)	-

Cash provided by (used in) financing activities
Proceeds from notes payable	-	96,330
Proceeds from advance related party	46,000	-
Repayment of notes payable	(28,196)	-
Proceeds from convertible debentures	38,000	-
Decrease in obligations under capital leases	(1,905)	(3,155)
Collection of amount due under stock subscription	53,999	-
Cash provided by financing activities	107,898	93,175

Net change in cash	9,608	(64,512)

Cash at beginning of period	99,325	176,760
Cash at end of period	108,933	112,248
Supplemental information:
Cash paid for interest	$16,936	$274

Noncash investing and financing transactions:
Noncash transaction: consolidation of note payable	$289,346	$-
Noncash transaction: stock issued under convertible debenture	$28,135	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

Unaudited

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended July 31, 2015, are not necessarily indicative of the results that may be expected for the year ending April 30, 2016.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to U.S.GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the three months ended July 31, 2015, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended July 31, 2015, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the success of management’s plans and the Company’s ability to use its common stock to raise working capital. At July 31, 2015, the Company had outstanding three convertible notes in the aggregate principal amount of approximately $86,000, all of which notes provide for the holder to convert outstanding principal and accrued interest on the holder’s note at a discount from the market price of our common stock. In addition the Company had outstanding a convertible debenture in the aggregate principal amount of approximately $476,000. We expect conversions of outstanding convertible notes to depress the market prices of our common stock for the next six months to one year and to dilute substantially the ownership of our common stock by existing holders. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities in the event management’s plans are not successful.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $98,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of July 31, 2015, the Company has approximately $109,000 in cash.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending 2015 classifications.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

Unaudited

Note 2. Payable Under Management Agreement

ProGreen Management has entered into management agreements with certain property owners whereby the Company manages, leases, operates, maintains and repairs the properties for which it receives a management fee of ten percent of the monthly rent. ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At July 31, 2015 and April 30, 2015 net rent amounts due totaled $17,424 and $36,884 respectively.

In addition, for certain properties the Company has guaranteed rents, in accordance with the terms of each lease, through various dates through October 1, 2015. In connection with the guarantees the Company has recorded reserves totaling $6,667 and $10,000 as of July 31, 2015 and April 30, 2015, respectively which are included in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheet.

Note 3. Notes Payable

The Company is indebted as follows:

	July 31,	April 30,
	2015	2015
Note Payable to City of Southfield dated October 29, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	$6,000	$6,000

Note Payable to City of Southfield dated September 19, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	8,106	8,106

Note Payable to AMREFA dated June 25, 2015 bears a fixed rate of interest of 8.00%. Payments plus accrued interest are due biannually as follows; January 15, 2016 $61,150, July 15, 2016 $65,000, January 15, 2017 $65,000 and July 15, 2017 $70,000. The note payable is guaranteed by a majority shareholder.	261,150	-

Note Payable to AMREFA dated March 6, 2015 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before March 6, 2016. The note payable is unsecured.	-	22,800

Note Payable to AMREFA dated January 8, 2015 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before January 8, 2016. The note payable is unsecured.	-	67,750

Note Payable to AMREFA dated October 1, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before October 1, 2015. The note payable is unsecured.	-	27,009

Note Payable to AMREFA dated October 1, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before October 1, 2015. The note payable is unsecured.	-	75,457

Note Payable to AMREFA dated June 25, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before June 25, 2015. The note payable is unsecured.	-	96,330

	$275,256	$303,452

See Note 1.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

Unaudited

Note 4. Related Party Advance

In July 2015 EIG, a major shareholder of the Company, advanced the Company $46,000. By agreement, which is in negotiation, between EIG and the Company, these advances have no established repayment terms nor do they earn interest.

Note 5. Convertible Notes

On May 26, 2015 KBM converted $12,000 of the KBM Convertible Note into a total of 1,967,213 shares of Common Stock at a fair value of $.0061 per share. On July 20, 2015 KBM converted $16,135 of the KBM Convertible Note into a total of 5,204,839 shares of Common Stock at a fair value of $0031 per share. The remaining principal balance due under the KBM Convertible Note totaled $14,865 at July 31, 2015. Accrued interest totaled $2,134 at July 31, 2015. See Note 8.

The KBM convertible notes’ variable conversion rates qualified the convertible notes for derivative accounting. Consequently, the derivative liability was marked to market as of the conversion dates; however, the impact was immaterial to the period financial statements. This tainted other outstanding convertible notes which resulted in the conversion option on these notes to be bifurcated and accounted for as derivative liabilities. The Company has determined this to have an immaterial impact to the period financial statements. See Note 6.

Effective March 25, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires pursuant to which the Company issued Vis Vires a convertible note in the amount of $33,000, bearing interest at the rate of 8% per annum (the “March 2015 Vis Vires Convertible Note”). The principal balance due under the March 2015 Vis Vires Convertible Note was $33,000 at July 31, 2015.

Effective May 11, 2015, the Company entered into a second Securities Purchase Agreement with Vis Vires pursuant to which the Company issued Vis Vires a convertible note in the amount of $38,000, bearing interest at the rate of 8% per annum (the “May 2015 Vis Vires Convertible Note”)”). The May 2015 Vis Vires Convertible Note provides Vis Vires the right, during the period beginning on the date which is one hundred eighty (180) days following the date of the Vis Vires Convertible Note, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at a 39% discount from the market price of the common stock and is payable, together with interest thereon, on April 23, 2016. The Company can repay the Vis Vires Convertible Note prior to maturity (or conversion), provided that it pays 110% of such the outstanding principal amount and accrued and unpaid interest thereon) if the note is repaid within the first 30 days after the issuance date. The prepayment penalty increases to 115% if repayment is during the period which is 31 to 60 days after the issuance date; 120%, if repayment is during the period which is 61 to 90 days after the issuance date; 125%, if repayment is during the period which is 91 to 120 days after the issuance date; 130%, if repayment is during the period which is 121 days to 150 days after the issuance date and 135% if repayment is during the period which is 151 days to 180 days after the issuance date. After 180 days have elapsed from the issuance date, the Company has no right to prepay the Vis Vires Convertible Note. The principal balance due under the May2015 Vis Vires Convertible Note”) was $38,000 at July 31, 2015.

Accrued interest for both Vis Vires Convertible Notes totaled $1,625 at July 31, 2015.

Note 6. Convertible Debenture

The effective interest rate on the convertible debenture as a result of discounts was 13.50% and 15.13 % which resulted in interest expense of approximately $16,200 and $18,700 for the periods ended July 31, 2015 and 2014, respectively. Accrued interest due totaled $166,919 and $150,722 at July 31, 2015 and April 30, 2015, respectively. The balance due totaled $476,000 at July 31, 2015 and April 30, 2015. As of July 31 2015, the Company had not paid the annual interest payment due November 5, 2013. The due date for extension is in negotiation with Rupes Futura. See Note 5.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

Unaudited

Note 7. Related Party Subscription Agreement

In connection with the related party Subscription Agreement, in the three months ended July 31, 2015 the Company recorded $1,038 of interest. The remaining balance of the purchase price and the applicable interest in the amount of approximately $54,000 was received on July 3, 2015 to complete payment of the Phase III purchase price.

Note 8. Common Stock

On May 26, 2015 KBM converted $12,000 of the KBM Convertible Note into a total of 1,967,213 shares of Common Stock at a fair value of $.0061 per share. On July 20, 2015 KBM converted $16,135 of the KBM Convertible Note into a total of 5,204,839 shares of Common Stock at a fair value of $0031 per share. See Note 5.

On May 7, 2015 2,500,000 shares of Common Stock which was recorded at fair value of $ .010 per common stock share, were issued to an outside investor in payment of professional services in the amount of $ 25,000.

On July 7, 2015 5,000,000 shares of Common Stock, which was recorded at fair value of $ .00057 per common stock share, were issued to an outside investor in payment of professional services in the amount of $28,500.

Note 9. Employee Stock Option Plan

Restricted Stock Units

For the three month period ended July 31, 2015 compensation expense relating to RSUs was recorded as follows:

July 31,
2015
Number of restricted stock units issued on June 1, 2012	3,600,000
Stock price on grant date	$0.03
Vesting Period	3 years
Estimated fair value at issuance	$108,000

May 1, 2015 through July 31, 2015 Compensation Expense	$3,000

Number of restricted stock units issued on December 3, 2012	600,000
Stock price on grant date	$0.03
Vesting Period	4 years
Estimated fair value at issuance	$18,000

May 1, 2015 through July 31, 2015 Compensation Expense	$1,125

Number of restricted stock units issued on June 1, 2014	600,000
Stock price on grant date	$0.02
Vesting Period	3 years
Estimated fair value at issuance	$12,000

May 1, 2015 through July 31, 2015 Compensation Expense	$1,000

Total compensation expense	$5,125

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

Unaudited

Note 10. Subsequent Events

On August 14 and 17, 2015 KBM converted portions of the KBM Convertible Note into a total of 11,846,428 shares of Common Stock.

Effective on September 2, 2015, the Company entered into an agreement with JMJ Financial (“JMJ”), for a $250,000 convertible note financing facility with a maximum draw of $225,000, pursuant to which the Company at the initial closing under this agreement under the agreement issued JMJ a convertible note in the principal amount of $250,000 for loans pursuant to the facility (“Note”). The initial draw was $30,000 under this financing facility, subsequent draws being subject to approval of the lender and the Company.

On August 21, 2015 the Company filed a Preliminary Information Statement with the SEC for an amendment to its Certificate of Incorporation to increase in its authorized common stock from 250,000,000 to 750,000,000 shares of common stock, and on September 15, 2015, we amended the Preliminary Information Statement to change the increased authorized number of shares of common stock in the proposed amendment of our Certificate of Incorporation to 5,000,000,000 shares.   Following SEC review of the Amended Preliminary Information Statement, the Company plans to file a Definitive Information Statement for the increase in authorized common stock, and to amend its Certificate of Incorporation accordingly.   The Company believes that the increase in authorized common stock is necessary to assure that there is a sufficient number of shares of common stock available for conversions of outstanding convertible debt.

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

RESULTS OF OPERATIONS

Three months Ended July 31, 2015 Compared to Three months Ended July 31, 2014

During the three months ended July 31, 2015, we incurred a net loss of approximately $148,000 compared to a net loss of approximately $ 151,000 for the three months ended July 31, 2014. Revenue increased approximately $38,000 in the three months ended July 31, 2015 compared to the three months ended July 31, 2014. Construction services revenue increased from $0 in three months ended July 31, 2014 to approximately $42,000 in the three months ended July 31, 2015, as a result of the Company’s formation of the construction company subsidiary and its services to ARG LLC.

The increase in revenue was partially offset by a decrease in commission revenue, during the three months ended July 31, 2015 commission revenue decreased to $0 as compared to $5,000 during the three months ended July 31, 2014. The Company received commissions on the sale of one managed property in the three months ended July 31, 2014. There were no such commissions earned during the three months ended July 31, 2015

There have been fluctuations in certain expenses in the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. In the three months ended July 31, 2015 cost of construction services increased from $0 in three months ended July 31, 2014 to approximately $41,500 in the three months ended July 31, 2015, as a result of the Company’s formation of the construction company subsidiary and its services to ARG LLC.

The reserve for rent guarantee decreased to a recovery of approximately $3,300 for the three months ended July 31, 2015 as compared to a recovery of approximately $400 in the same period in fiscal 2014. There were no sales of rental property in the current quarter and the rental guarantees on two prior period property sales expired with no payment required resulting in a credit of approximately $3,300.

Compensation expense decreased approximately $7,100 for the three months ended July 31, 2015 as compared to the comparable prior period. This decrease is attributable to a former Director’s expired restricted stock units (“RSUs”) and to the full vesting of a portion of other RSUs in June of fiscal 2015.

General and administrative expense decreased approximately $4,500 for the three months ended July 31, 2015 as compared to the comparable prior period due to decreased Company activity in the current three months.

Professional fees increased approximately $13,000 for the three months ended July 31, 2015 as compared to the comparable prior period mainly due to increased consulting and legal fees paid in connection with activities relating to the Company’s funding sources and ongoing search for equity and financing sources for the three months ended July 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2015, we had total assets of approximately $147,000 compared to total assets of approximately $164,000 at April 30, 2015. The decrease in total assets was mainly due to the following; cash increased approximately $10,000, accounts receivable decreased approximately $21,000 due to payments received for prior period construction activity receivables and reduced construction activity in the current quarter, prepaid expenses decreased approximately $2,100, property and equipment decreased approximately $3,400 due to depreciation expense.

Cash decreased from approximately $99,000 as of April 30, 2015 to approximately $109,000 as of July 31, 2015. At July 31, 2015, we had stockholders’ deficit of approximately $1,039,000 compared to deficit of approximately $1,032,000 as of April 30, 2015. The increase in stockholders’ deficit was primarily due to a net loss of approximately $148,000 which was offset by compensation expense relating to RSUs of approximately $5,000, an amount received from a subscriber under a stock subscription agreement of approximately $54,000, stock issued under convertible debenture of approximately $28,000 and stock issued under service agreements of approximately $54,000 in the three month period ended July 31, 2015.

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

The Company’s ability to continue as a going concern is dependent upon the success of management’s plans and the Company’s ability to use its common stock to raise working capital. At present, the Company has outstanding three convertible notes in the aggregate principal amount of $101,000, all of which notes provide for the holder to convert outstanding principal and accrued interest on the holder’s note at a discount from the market price of our common stock. We expect conversions of these outstanding notes to depress the market prices of our common stock for the next six months to one year and to dilute substantially the ownership of our common stock by existing holders.

We have filed a Preliminary Information Statement, and an amendment thereto with the SEC, to increase our authorized number of shares of common stock to 5,000,000,000 shares.   Following SEC review of the amended Preliminary Information Statement, we plan to file a Definitive Information Statement for the increase in authorized common stock, and to amend our Certificate of Incorporation accordingly.   The Company believes that the increase in authorized common stock is necessary to assure that there is a sufficient number of shares of common stock available for conversions of outstanding convertible debt.

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

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $2,186 and $2,137 as of July 31, 2015 and April 30, 2015, respectively. The note payments are in arrears and the Company has been accepting reduced payments. Management believes the note is collectible and as such no reserve has been recorded.

Related Party Subscription Agreement and Related Party Advance

We have limited working capital.  EIG Venture Capital Ltd. (“EIG”), a company controlled by our Chief Executive Officer, Jan Telander, agreed to invest $1,000,000 through the purchase of 97,751,710 shares of common stock for $0.01023 per share in three tranches. On July 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock, at a fixed price of $0.01023 per share, in three tranches: the Phase I tranche consisted of 5,767,350 shares of Common Stock to be purchased by EIG on or before July 16, 2009; the Phase II tranche of 43,108,504 shares to be purchased by EIG on or before December 31, 2009; and the Phase III tranche of 48,875,855 shares of Common Stock to be purchased by EIG on or before July 16, 2010. On June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. Under a December 1, 2009 Amendment to the Subscription Agreement, EIG pays penalty interest at a rate of 13.5% per annum on the unpaid balance as of the final purchase date of the Phase III shares from that date to the date the shares are purchased. In December 2014, the Company received $50,000 of the remaining Phase III $100,000 purchase price balance and $59,120 of related interest. The remaining balance of the purchase price in the amount of $54,000 was received on July 3, 2015 to complete payment of the Phase III purchase price. EIG on July 14, 2015, separately advanced the Company $46,000.

Notes Payable and AMREFA Restructure

Pursuant to an Instalment Payment Agreement entered into on June 25, 2015 with AMREFA, the Company refinanced its outstanding principal and interest on loans to the Company from AMREFA. This agreement replaced all outstanding notes by a single 8% promissory note in the principal amount of $289,246, due July 15, 2017, amortized by instalment payments of principal and interest commencing with an initial payment in July 2015 of $45,000, including accrued interest, which payment was made on July 15, 2015. EIG, a major shareholder of the Company, has guaranteed Progreen’s obligations under the Instalment Payment Agreement.

Convertible Note Financing

Effective on September 2, 2015, the Company entered into an agreement with JMJ Financial (“JMJ”), for a $250,000 convertible note financing facility with a maximum draw of $225,000, pursuant to which the Company at the initial closing under this agreement issued JMJ a convertible note in the principal amount of $250,000 for loans pursuant to the facility (“Note”). The initial draw was $30,000 under this financing facility, subsequent draws being subject to approval of the lender and the Company. The maximum disbursement of funds to the Company would be $225,000 with a $25,000 original issue discount and with interest at the rate of 8% per annum. The agreement with JMJ also requires the Company to use its reasonable best efforts to make filings with the SEC of Information Statements necessary to increase the number of its authorized shares of common stock, or to conduct a reverse split of its outstanding shares of common stock, to provide an adequate number of shares for conversions of principal of and interest on amounts owing under the Note pursuant to this agreement.

In the current fiscal year, to continue purchasing properties for renovation, the Company is looking to AMREFA and other financing sources to provide the necessary capital.  With any purchases of larger apartment complex properties, we estimate that we will be required to find investment partners to provide financing in the range of $5 million to $25 million over the next 12-24 months.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the discussion of the Company’s accounting policies included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015. We consider the following accounting policy to be the most critical going forward:

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

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities by the Company in the quarterly period ended July 31, 2015.

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
May 7, 2015	2,500,000 shares of common stock.	Consultant	NA	$0.01 /NA

(1) The issuance to a consultant is viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as a transaction either not involving any public offering, or as exempt under the provisions of Regulation D promulgated by the SEC under the Securities Act.

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

PROGREEN PROPERTIES, INC.

Dated: September 21 , 2015	BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

