Form 10-Q
period 2015-10-31
ProGreen Properties, Inc.
filed 2015-12-22
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission File Number 000-25429

PROGREEN PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	59-3087128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6355 E. Surrey Road, Bloomfield, MI	48301
(Address of Principal Executive Offices)	(Zip Code)

(248) 805-3652

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 150,503,921 as of December 22, 2015.

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

The results of operations for the three and six months ended October 31, 2015 and 2014 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2015	2015
	(Unaudited)
Assets
Cash	$31,626	$99,325
Other receivables - related party	3,209	2,915
Accounts receivable	53,128	27,365
Note receivable - rental property	2,235	2,137
Prepaid expenses	1,211	3,346
Deposits	5,000	5,000
Property and equipment: Vehicles, furniture and equipment, net of accumulated depreciation of $52,143 and $45,347	17,599	24,395
Total assets	$114,008	$164,483

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	$82,095	$100,500
Accrued interest	197,375	165,668
Payable under management agreement	7,743	36,884
Obligations under capital leases	15,181	19,005
Notes payable	275,256	303,452
Tenant deposits	17,110	18,610
Related party advance	46,000	-
Derivative liability	63,632	-
Convertible notes, net of unamortized discount of $31,012 and $0	64,991	76,000
Convertible debenture	476,000	476,000
Total liabilities	1,245,383	1,196,119

Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized and 150,503,921 and 110,329,703 outstanding at October 31, 2015 and April 30, 2015	15,050	11,033
Additional paid in capital	3,302,004	3,189,666
Less: amount due from related party subscriber under subscription agreement	-	(52,961)
Accumulated deficit	(4,448,429)	(4,179,374)
Total stockholders' deficit	(1,131,375)	(1,031,636)
Total liabilities and stockholders' deficit	$114,008	$164,483

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Operations

UNAUDITED

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Revenues:

Proceeds from sale of properties	$-	$200,000	$-	$200,000
Commissions revenue	-	14,175		19,245
Management fee revenue	3,501	2,202	7,158	4,565
Construction services revenue	109,702	-	151,602	-
Other income	325	1,254	730	1,404
Total Revenue	$113,528	$217,631	$159,490	$225,214
Expenses:
Cost of properties sold	-	167,444	-	167,444
Cost of construction services	96,262	-	137,754	-
Rental property operating costs (refund)	1,009	(320)	1,741	270
Reserve for rent guarantee (recovery)	(6,667)	1,600	(10,000)	1,250
Advertising		312	241	1,233
Depreciation	3,398	3,398	6,796	6,796
Compensation expense	2,125	(1,875)	7,250	10,417
General & administrative	49,511	50,014	98,912	103,935
Professional fees	25,126	29,399	97,984	89,004
Total operating expenses	$170,764	$249,972	$340,678	$380,349

Operating loss	(57,236)	(32,341)	(181,188)	(155,135
Other expenses and income:
Interest expense	(69,779)	(30,617)	(93,729)	(59,303
Interest income	43	65	85	154
Derivatives gain	5,777	-	5,777	-
Loss before income tax expense	$(121,195)	$(62,893)	$(269,055)	$(214,284
Income tax expense	$-	$-	$-	$-
Net Loss	$(121,195)	$(62,893)	$(269,055)	$(214,284
Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and fully diluted	140,354,489	104,329,703	129,076,277	104,329,703

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

 ProGreen Properties, Inc.

Condensed Consolidated Statement of Stockholders' Deficit

(UNAUDITED)

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid In Capital	Amount Due Under Subscription Agreement	Accumulated Deficit	Net Stockholders' Deficit

Balance at April 30, 2015	110,329,703	$11,033	$3,189,666	$(52,961)	$(4,179,374)	$(1,031,636)

Amount due from subscriber under subscription agreement			1,038	(1,038)
Amount received from subscriber under subscription agreement				53,999		53,999
Stock issued under convertible debenture	32,674,218	3,267	49,783			53,050
Derivative liability extinguished on conversion			49,764			49,764
Reclass of APIC to derivative due to tainting			(260,941)			(260,941)
Reclass from derivative to APIC due to tainting ended			212,694			212,694
Stock issued under services contracts	7,500,000	750	52,750			53,500
Compensation - restricted stock units			7,250			7,250
Net loss					(269,055)	(269,055)
Balance at October 31, 2015	150,503,921	$15,050	$3,302,004	$-	$(4,448,429)	$(1,131,375)

ProGreen Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Six Months Ended October 31,
	2015	2014
Cash provided by (used in) operating activities
Net loss	$(269,055)	$(214,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	7,250	10,417
Depreciation	6,796	6,796
Gain on sale of properties	-	(32,556)
Gain on derivatives	(5,777)
Amortization of discounts on debenture to related party	-	3,878
Amortization of discounts on convertible notes	43,246
Acquisition and development of properties	-	(148,348)
Proceeds from sale of properties	-	200,000
Common shares issued for services	53,500
Changes in operating assets and liabilities:
Accounts receivable	(26,057)	2,407
Note receivable		1,216
Prepaid expenses	2,135	(2,796)
Deposits	(1,500)
Accounts payable and accrued expenses	15,024	100,792
Payable under management agreement	(29,142)	19,012
Cash used in operating activities	(203,580)	(53,467)

Cash provided by investing activities
Advance note receivable	(98)	-
Cash used in investing activities	(98)	-

Cash provided by (used in) financing activities
Proceeds from notes payable	-	212,903
Repayment of notes payable	(28,196)	(215,000)
Proceeds from advance related party	46,000
Repayment of notes payable related party	-	(40,000)
Proceeds from convertible debentures	68,000
Decrease in obligations under capital leases	(3,824)	(6,345)
Collection of amount due under stock subscription	53,999
Cash provided by (used in) financing activities	135,979	(48,442)

Net change in cash	(67,699)	(101,909)

Cash at beginning of period	99,325	176,760
Cash at end of period	31,626	74,851
Supplemental information:
Cash paid for interest	$16,803	$16,720

Noncash investing and financing transactions:
Noncash transaction: consolidation of note payable	$261,150	$-
Noncash transaction: stock issued under convertible debenture	$53,050	$-
Noncash transaction: discount on derivatives	$27,906	$-
Noncash transaction: Derivative liability extinguished on conversion	$49,764	$-
Noncash transaction: Reclass of APIC to derivative due to tainting	$(260,941)	$-
Noncash transaction: Reclass from derivative to APIC due to tainting ended	$212,694	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2015

Unaudited

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended October 31, 2015, are not necessarily indicative of the results that may be expected for the year ending April 30, 2016.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to U.S.GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the three months ended October 31, 2015, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Fair Value of Financial Instruments

The Company records convertible debt at fair value on a recurring basis.  Estimated fair values of the Company's convertible debt and derivatives liability were calculated based upon quoted market prices. See Notes 5, 6 and 7.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended October 31, 2015, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the success of management’s plans and the Company’s ability to use its common stock to raise working capital. At October 31, 2015, the Company had outstanding three convertible notes in the aggregate principal amount of approximately $65,000, all of which notes provide for the holder to convert outstanding principal and accrued interest on the holder’s note at a discount from the market price of our common stock. In addition the Company had outstanding a convertible debenture in the aggregate principal amount of approximately $476,000. We expect conversions of outstanding convertible notes to depress the market prices of our common stock for the next six months to one year and to dilute substantially the ownership of our common stock by existing holders. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities in the event management’s plans are not successful.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $204,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year. As of October 31, 2015, the Company has approximately $32,000 in cash.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2015

Unaudited

Note 1. Financial Statement Presentation– continued

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending 2015 classifications.

Note 2. Payable Under Management Agreement

ProGreen Management has entered into management agreements with certain property owners whereby the Company manages, leases, operates, maintains and repairs the properties for which it receives a management fee of ten percent of the monthly rent. ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At October 31, 2015 and April 30, 2015 net rent amounts due totaled $7,743 and $36,884 respectively.

In addition, for certain properties the Company guaranteed rents, in accordance with the terms of each lease, through various dates through October 1, 2015. During this fiscal year, the rent guarantees expired with no payments required, thus the recorded reserves in the amount of $10,000 were reversed and included in reserve for rent recovery in the accompanying Unaudited Condensed Consolidated Statement of Operations for the six months ended October 31, 2015. Recorded reserves totaled $10,000 as of April 30, 2015 which are included in accounts payable and accrued expenses in the accompanying Unaudited Condensed Consolidated Balance Sheet.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2015

Unaudited

Note 3. Notes Payable

The Company is indebted as follows:

	October, 31	April , 30
	2015	2015
Note Payable to City of Southfield dated October 29, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	$6,000	$6,000

Note Payable to City of Southfield dated September 19, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	8,106	8,106

Note Payable to AMREFA dated June 25, 2015 bears a fixed rate of interest of 8.00%. Payments plus accrued interest are due biannually as follows; January 15, 2016 $61,150, July 15, 2016 $65,000, January 15, 2017 $65,000 and July 15, 2017 $70,000. The note payable is guaranteed by a majority shareholder.	261,150	-

Note Payable to AMREFA dated March 6, 2015 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before March 6, 2016. The note payable is unsecured.	-	22,800

Note Payable to AMREFA dated January 8, 2015 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before January 8, 2016. The note payable is unsecured.	-	67,750

Note Payable to AMREFA dated October 1, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before October 1, 2015. The note payable is unsecured.	-	27,009

Note Payable to AMREFA dated October 1, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before October 1, 2015. The note payable is unsecured.	-	75,457

Note Payable to AMREFA dated June 25, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before June 25, 2015. The note payable is unsecured.	-	96,330

	$275,256	$303,452

See Note 1.

Note 4. Related Party Advance

In July 2015 EIG, a major shareholder of the Company, advanced the Company $46,000. By agreement, which is in negotiation, between EIG and the Company, these advances have no established repayment terms nor do they earn interest. Related party advance totaled $46,000 at October 31, 2015. See Note 12.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2015

Unaudited

Note 5. Fair Value Measurement

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

As of October 31, 2015, the Company held certain financial instruments that are measured at fair value on a recurring basis. These consisted of convertible debt totaling $540,991 with a derivative liability totaling $63,632 at October 31, 2015 which are categorized as Level 3. The related gain on derivatives totaled $5,777 for the six month period ended October 31, 2015.

Note 6 - Derivative Liability

During the six months ended October 31, 2015, the Company identified conversion features embedded within its convertible debt. See Notes 7 and 8. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Therefore, the fair value of the derivative instruments have been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair value of the embedded derivative liabilities were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

The fair value of the Company’s derivative liabilities at October 31, 2015 is as follows:

April 30, 2015 balance	$-
Discount on Debt	70,926
Write-off to additional paid in capital	(1,517)
Fair value mark- to market adjustment	(5,777)
Derivatives liability, net of discount	$63,632

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2015

Unaudited

Note 6 - Derivative Liability - continued

The fair values at the commitment dates and remeasurement dates for the convertible debt treated as derivative liabilities are based upon the following estimates and assumptions made by management for the six months ended October 31, 2015:

Exercise prices	See Notes 7 and 8
Expected dividends	0%
Expected Volatility	149% - 324%
Expected terms	See Notes 7 and 8
Discount rate	.01% -.75%

Note 7. Convertible Notes

Effective September 10, 2015 the Company entered into a Convertible Promissory Note (“JMJ Note”) with JMJ Financial pursuant to which the Company issued JMJ Financial a convertible note in the amount of $250,000 with an original issue discount in the amount of $25,000. The principal amount due JMJ is based on the consideration paid. The maturity date is two years from the effective date of each payment. On September 10, 2015 the Company received consideration of $30,000 for which an original issue discount of $3,333 was recorded. The Company may repay the JMJ Note at any time on or before 90 days from the effective date, after which the Company may not make further payments on this JMJ Note prior to the maturity date. If the Company does not repay the consideration on or before 90 days from its effective date, a one-time interest charge of 12% is applied to the principal amount. The JMJ Note provides JMJ Financial the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the average of two lowest trade prices in the 20 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation an additional discount of $30,000 was recorded. The balance due under the JMJ Note was $33,333 less the unamortized discount of $31,012, at October 31, 2015. Amortization of the related discount totaled $2,320 for the six months ended October 31, 2015. The effective interest rate on the JMJ Note as a result of the discount was 14.09% which resulted in interest expense of approximately $4,227 for the period ending October 31, 2015. Accrued interest due under the JMJ Note totaled $4,000 at October 31, 2015.

On May 26, 2015 KBM converted $12,000 of the KBM Convertible Note into a total of 1,967,213 shares of Common Stock at a fair value of $.0061 per share. On July 20, 2015 KBM converted $16,135 of the KBM Convertible Note into a total of 5,204,839 shares of Common Stock at a fair value of $.0031 per share. On August 14, 2015 KBM converted $8,730 of the KBM Convertible Note into a total of 6,235,714 shares of Common Stock at a fair value of $.0014 per share. On August 17, 2015 KBM converted $7,855 including accrued interest of $1,720 of the KBM Convertible Note into a total of 5,610,714 shares of Common Stock at a fair value of $.0014 per share. There was no remaining principal balance or accrued interest due under the KBM Convertible Note at October 31, 2015. See Note 10.

Effective March 25, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires pursuant to which the Company issued Vis Vires a convertible note in the amount of $33,000, bearing interest at the rate of 8% per annum (the “March 2015 Vis Vires Convertible Note”). On September 24, 2015 Vis Vires converted $8,330 of the March 2015 Vis Vires Convertible Note into a 2015 total of 13,655,738 shares of Common Stock at a fair value of $.00061 per share. See Note 10. The principal balance due under the March Vis Vires Convertible Note was $24,670 at October 31, 2015.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2015

Unaudited

Note 7. Convertible Notes – continued

Effective May 11, 2015, the Company entered into a second Securities Purchase Agreement with Vis Vires pursuant to which the Company issued Vis Vires a convertible note in the amount of $38,000, bearing interest at the rate of 8% per annum (the “May 2015 Vis Vires Convertible Note”)”. The May 2015 Vis Vires Convertible Note provides Vis Vires the right, during the period beginning on the date which is one hundred eighty (180) days following the date of the Vis Vires Convertible Note, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at a 39% discount from the market price of the common stock and is payable, together with interest thereon, on April 23, 2016. The Company can repay the Vis Vires Convertible Note prior to maturity (or conversion), provided that it pays 110% of such the outstanding principal amount and accrued and unpaid interest thereon) if the note is repaid within the first 30 days after the issuance date. The prepayment penalty increases to 115% if repayment is during the period which is 31 to 60 days after the issuance date; 120%, if repayment is during the period which is 61 to 90 days after the issuance date; 125%, if repayment is during the period which is 91 to 120 days after the issuance date; 130%, if repayment is during the period which is 121 days to 150 days after the issuance date and 135% if repayment is during the period which is 151 days to 180 days after the issuance date. After 180 days have elapsed from the issuance date, the Company has no right to prepay the Vis Vires Convertible Note. The principal balance due under the May 2015 Vis Vires Convertible Note”) was $38,000 at October 31, 2015.

Accrued interest for both Vis Vires Convertible Notes totaled $2,990 at October 31, 2015.

The KBM convertible notes’ variable conversion rates qualified the convertible notes for derivative accounting. Consequently, the derivative liability was marked to market as of the conversion dates. This tainted all other outstanding convertible notes which resulted in the conversion option on these notes to be bifurcated and accounted for as derivative liabilities. On August 17, 2015 the remainder of the KBM convertible notes’ balances was converted to Company Common Stock which untainted the other convertible debt. The September 10, 2015 JMJ Note retainted all the other outstanding convertible notes. At October 31, 2015 the derivative liability balance was $63,632, amortization of the derivative discount totaled $43,246 and the derivative gain totaled $5,777 for the current fiscal period. See Notes 6 and 8.

Note 8. Convertible Debenture

The effective interest rate on the convertible debenture as a result of discounts was 13.50% and 15.13 % which resulted in interest expense of approximately $32,400 and $37,900 for the periods ended October 31, 2015 and 2014, respectively. Accrued interest due totaled $183,116 and $150,722 at October 31, 2015 and April 30, 2015, respectively. The balance due totaled $476,000 at October 31, 2015 and April 30, 2015. As of October 31 2015, the Company had not paid the annual interest payment due November 5, 2013. The due date for extension is in negotiation with Rupes Futura. See Notes 6 and 7.

Note 9. Related Party Subscription Agreement

In connection with the related party Subscription Agreement, in the six months ended October 31, 2015 the Company recorded $1,038 of interest. The remaining balance of the purchase price and the applicable interest in the amount of approximately $54,000 was received on July 3, 2015 to complete payment of the Phase III purchase price.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2015

Unaudited

Note 10. Common Stock

On May 26, 2015 KBM converted $12,000 of the KBM Convertible Note into a total of 1,967,213 shares of Common Stock at a fair value of $.0061 per share. On July 20, 2015 KBM converted $16,135 of the KBM Convertible Note into a total of 5,204,839 shares of Common Stock at a fair value of $.0031 per share. See Note 7.

On May 7, 2015 2,500,000 shares of Common Stock which was recorded at fair value of $.010 per common stock share, were issued to an outside investor in payment of professional services in the amount of $25,000.

On June 4, 2015 5,000,000 shares of Common Stock, which was recorded at fair value of $.00057 per common stock share, were issued to an outside investor in payment of professional services in the amount of $28,500.

On August 14, 2015 KBM converted $8,730 of the KBM Convertible Note into a total of 6,235,714 shares of Common Stock at a fair value of $.0014 per share. On August 17, 2015 KBM converted $6,135 plus accrued interest of $1,720 of the KBM Convertible Note into a total of 5,610,714 shares of Common Stock at a fair value of $.0014 per share. See Note 7.

On September 24, 2015 Vis Vires converted $8,330 of the March 2015 Vis Vires Convertible Note into a 2015 total of 13,655,738 shares of Common Stock at a fair value of $.00061 per share. See Note 7.

Note 11. Employee Stock Option Plan

Restricted Stock Units

For the six month period ended October 31, 2015 compensation expense relating to RSUs was recorded as follows:

October 31,
2015
Number of restricted stock units issued on June 1, 2012	3,600,000
Stock price on grant date	$0.03
Vesting Period	3 years
Estimated fair value at issuance	$108,000

May 1, 2015 through October 31, 2015 Compensation Expense	$3,000

Number of restricted stock units issued on December 3, 2012	600,000
Stock price on grant date	$0.03
Vesting Period	4 years
Estimated fair value at issuance	$18,000

May 1, 2015 through October 31, 2015 Compensation Expense	$2,250

Number of restricted stock units issued on June 1, 2014	600,000
Stock price on grant date	$0.02
Vesting Period	3 years
Estimated fair value at issuance	$12,000

May 1, 2015 through October 31, 2015 Compensation Expense	$2,000

Total compensation expense	$7,250

Note 12. Subsequent Event

In November 2015 EIG advanced the Company an additional $13,000. See Note 4.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company was incorporated in Florida on April 23, 1998 and reincorporated in Delaware on December 12, 2008. Effective September 11, 2009, we changed our name from Diversified Product Inspections, Inc. to ProGreen Properties, Inc. to reflect the change in our business operations from the conduct of investigations and laboratory

The Company maintained its conduct of investigations and laboratory analyses operations until the April 30, 2009 closing of a Settlement and Asset Purchase Agreement (the “Agreement”). On April 30, 2009, we ceased operations and closed the Agreement pursuant to which $230,000 was paid to a plaintiff to settle material litigation, and the remaining assets and liabilities were transferred to a separate entity owned by the previous executive officers of the Company. Prior to the closing of the Agreement, the Company specialized in conducting investigations and laboratory analysis of a wide variety of products to determine the cause and origin of product failures. The Company is now controlled by the former plaintiffs in the now settled litigation. We were inactive from April 30, 2009 through October 28, 2009 when we acquired a condominium unit in suburban Detroit, Michigan.

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

We are currently negotiating with AMREFA to restructure the working relationship between the companies, which would potentially involve our acquisition of AMREFA’s U.S. properties held by ARG in exchange for our equity securities. There is no assurance than we will be able to conclude these negotiations on favorable terms to Progreen so we can proceed to complete this transaction with AMREA.

In January 2015, ProGreen Construction LLC (“ProGreen Construction”) was formed as a wholly owned subsidiary of the Company. ProGreen Construction performs all construction and development services for the properties under development covered by the Investment Agreement.

RESULTS OF OPERATIONS

Three months Ended October 31, 2015 Compared to Three months Ended October 31, 2014

During the three months ended October 31, 2015, we incurred a net loss of approximately $121,000 compared to a net loss of approximately $63,000 for the three months ended October 31, 2014. Revenue decreased approximately $104,000 in the three months ended October 31, 2015 compared to the three months ended October 31, 2014. Proceeds from the sale of properties decreased to $0 as compared to $200,000 during the three months ended October 31, 2014. The Company sold two properties in the three months ended October 31, 2014. There were no such sales during the three months ended October 31, 2015. Commission revenue decreased to $0 as compared to $14,000 during the three months ended October 31, 2014. The Company received commissions on the sale of two managed properties in the three months ended October 31, 2014. There were no such commissions earned during the three months ended October 31, 2015.

The decrease in revenue was partially offset by an increase in construction services revenue which increased from $0 in three months ended October 31, 2014 to approximately $110,000 in the three months ended October 31, 2015, as a result of the Company’s formation of the construction company subsidiary and its services to ARG LLC.

There have been fluctuations in certain expenses in the three months ended October 31, 2015, as compared to the three months ended October 31, 2014. In the three months ended October 31, 2015 cost of properties sold decreased to $0 as compared to approximately $167,000 in the three months ended October 31, 2014 due to the sale of no properties in the current quarter. In the three months ended October 31, 2015 cost of construction services increased to approximately $97,000 as compared to $0 in the three months ended October 31, 2014, as a result of the Company’s formation of the construction company subsidiary and its services to ARG LLC.

Rental operating costs increased $1,300 for the three months ended October 31, 2015 as compared to a refund of approximately $1,600 in the same period in fiscal 2015 due to the refund of insurance premiums in fiscal 2015. The reserve for rent guarantee decreased to a recovery of approximately $6,700 for the three months ended October 31, 2015 as compared to expense of approximately $1,600 in the same period in fiscal 2015. There were no sales of rental properties in the current quarter and the rental guarantees on two prior period property sales expired with no payment required resulting in a credit of approximately $6,700.

Compensation expense increased approximately $4,000 for the three months ended October 31, 2015 as compared to the comparable prior period. This increase is attributable to a former Director’s expired restricted stock units (“RSUs”) in the prior period.

Professional fees decreased approximately $4,000 for the three months ended October 31, 2015 as compared to the comparable prior period mainly due to decreased outside consulting and legal fees for the three months ended October 31, 2015.

Six months Ended October 31, 2015 Compared to Six months Ended October 31, 2014

During the six months ended October 31, 2015, we incurred a net loss of approximately $269,000 compared to a net loss of approximately $214,000 for the six months ended October 31, 2014. Revenue decreased approximately $66,000 in the six months ended October 31, 2015 compared to the six months ended October 31, 2014. Proceeds from the sale of properties decreased to $0 as compared to $200,000 during the six months ended October 31, 2014. The Company sold two properties in the six months ended October 31, 2014. There were no such sales during the six months ended October 31, 2015. Commission revenue decreased to $0 as compared to $19,000 during the six months ended October 31, 2014. The Company received commissions on the sale of two Company owned properties and on one managed property in the six months ended October 31, 2014. There were no such commissions earned during the six months ended October 31, 2015.

The decrease in revenue was partially offset by an increase in construction services revenue which increased from $0 in the six months ended October 31, 2014 to approximately $152,000 in the six months ended October 31, 2015, as a result of the Company’s formation of the construction company subsidiary and its services to ARG LLC. Management fee revenue also increased from approximately $4,600 in the six months ended October 31, 2014 to approximately $7,200 in the six months ended October 31, 2015 due to the addition of six managed properties in the current fiscal period.

There have been fluctuations in certain expenses in the six months ended October 31, 2015, as compared to the six months ended October 31, 2014. In the six months ended October 31, 2015 cost of properties sold decreased to $0 as compared to approximately $167,000 in the six months ended October 31, 2014 due to the sale of no properties in the current period. Cost of construction services increased from $0 in six months ended October 31, 2014 to approximately $138,000 in the six months ended October 31, 2015, as a result of the Company’s formation of the construction company subsidiary and its services to ARG LLC.

Rental operating costs increased approximately $1,500 for the six months ended October 31, 2015 as compared to the same period in fiscal 2015 due to the refund of insurance premiums in fiscal 2015. The reserve for rent guarantee decreased to a recovery of approximately $10,000 for the six months ended October 31, 2015 as compared to expense of approximately $1,300 in the same period in fiscal 2015. There were no sales of rental properties in the current period and the rental guarantees on two prior period property sales expired with no payment required resulting in a credit of approximately $10,000.

Compensation expense decreased approximately $3,200 for the six months ended October 31, 2015 as compared to the comparable prior period. This decrease is attributable to a former Director’s expired restricted stock units (“RSUs”) and to the full vesting of a portion of other RSUs in June of fiscal 2016.

General and administrative expense decreased approximately $5,000 for the six months ended October 31, 2015 as compared to the comparable prior period due to decreased Company activity in the current six months.

Professional fees increased approximately $9,000 for the six months ended October 31, 2015 as compared to the comparable prior period mainly due to increased consulting and legal fees paid in connection with activities relating to the Company’s funding sources and ongoing search for equity and financing sources for the six months ended October 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2015, we had total assets of approximately $114,000 compared to total assets of approximately $164,000 at April 30, 2015. The decrease in total assets was mainly due to the following; cash decreased approximately $67,000, accounts receivable increased approximately $25,800 due to amounts received from ARG prior to rent due and reduced construction activity in the current quarter, prepaid expenses decreased approximately $2,000, property and equipment decreased approximately $6,800 due to depreciation expense.

Cash decreased from approximately $99,000 as of April 30, 2015 to approximately $32,000 as of October 31, 2015. At October 31, 2015, we had stockholders’ deficit of approximately $1,131,000 compared to deficit of approximately $1,032,000 as of April 30, 2015. The increase in stockholders’ deficit was primarily due to a net loss of approximately $269,000 which was offset by compensation expense relating to RSUs of approximately $7,000, an amount received from a subscriber under a stock subscription agreement of approximately $54,000, stock issued under convertible debenture of approximately $53,000, a net write-off of the derivative liability of $2,000 and stock issued under service agreements of approximately $54,000 in the six month period ended October 31, 2015.

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

The Company’s ability to continue as a going concern is dependent upon the success of management’s plans and the Company’s ability to use its common stock to raise working capital. At present, the Company has outstanding three convertible notes in the aggregate principal amount of $65,000, all of which notes provide for the holder to convert outstanding principal and accrued interest on the holder’s note at a discount from the market price of our common stock. We expect conversions of these outstanding notes to depress the market prices of our common stock for the next six months to one year and to dilute substantially the ownership of our common stock by existing holders.

We have filed a Preliminary Information Statement, and an amendment thereto with the SEC, to increase our authorized number of shares of common stock to 5,000,000,000 shares.   Following SEC review of the amended Preliminary Information Statement, we filed with the SEC and mailed to our stockholders a Definitive Information Statement for the increase in authorized common stock, and to amend our Certificate of Incorporation accordingly.   The Company believes that the increase in authorized common stock is necessary to assure that there is a sufficient number of shares of common stock available for conversions of outstanding convertible debt.

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

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $2,235 and $2,137 as of October 31, 2015 and April 30, 2015, respectively. The note payments are in arrears and the Company has been accepting reduced payments. Management believes the note is collectible and as such no reserve has been recorded.

Related Party Subscription Agreement and Related Party Advance

We have limited working capital.  In December 2014, the Company received $50,000 of the remaining Phase III $100,000 purchase price balance under a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”) and $59,120 of related interest. The remaining balance of the purchase price in the amount of $54,000 was received on July 3, 2015 to complete payment of the Phase III purchase price. EIG on July 14, 2015, separately advanced the Company $46,000.

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

Convertible Note Financing

Effective on September 2, 2015, the Company entered into an agreement with JMJ Financial (“JMJ”), for a $250,000 convertible note financing facility with a maximum draw of $225,000, pursuant to which the Company at the initial closing under this agreement issued JMJ a convertible note in the principal amount of $250,000 for loans pursuant to the facility (“Note”). The initial draw was $30,000 under this financing facility, subsequent draws being subject to approval of the lender and the Company. The maximum disbursement of funds to the Company would be $225,000 with a $25,000 original issue discount and with interest at the rate of 12% per annum. The agreement with JMJ also requires the Company to use its reasonable best efforts to make filings with the SEC of Information Statements necessary to increase the number of its authorized shares of common stock, or to conduct a reverse split of its outstanding shares of common stock, to provide an adequate number of shares for conversions of principal of and interest on amounts owing under the Note pursuant to this agreement.

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

Dated: December 22, 2015	PROGREEN PROPERTIES, INC.

	BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

