Form 10-Q
period 2016-01-31
ProGreen Properties, Inc.
filed 2016-03-21
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

YES☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES☒     NO ☐

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

☐ Yes     ☒ No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 306,756,732 as of March 14, 2016.

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

The results of operations for the three and nine months ended January 31, 2016 and 2015 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen Properties, Inc.

Condensed Consolidated Balance Sheets

	January 31	April 30,
	2016	2015
	(Unaudited)

Assets
Cash	$41,525	$99,325
Other receivables - related party	2,915	2,915
Accounts receivable	15,638	27,365
Note receivable - rental property	-	2,137
Prepaid expenses	1,000	3,346
Deposits	-	5,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $33,927 and $45,347	13,465	24,395
Total assets	$74,543	$164,483

Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses	$156,735	$100,500
Accrued interest	220,021	165,668
Payable under management agreement	-	36,884
Obligations under capital leases	13,249	19,005
Notes payable	275,256	303,452
Tenant deposits	16,030	18,610
Related party advance	59,000	-
Derivative liability	745,570	-
Convertible notes, net of unamortized discount of $50,794 and $0	28,624	76,000
Convertible debenture	476,000	476,000
Total liabilities	1,990,485	1,196,119
Stockholders' deficit
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized, 209,843,447 and 110,329,703 outstanding
at January 31, 2016 and April 30, 2015	20,984	11,033
Additional paid in capital	3,367,661	3,189,666
Less: amount due from related party subscriber under subscription agreement	-	(52,961)
Accumulated deficit	(5,304,587)	(4,179,374)
Total stockholders' deficit	(1,915,942)	(1,031,636)
Total liabilities and stockholders' deficit	$74,543	$164,483

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Operations

UNAUDITED

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Revenues:

Proceeds from sale of properties	$-	$-	$-	$200,000
Proceeds from sale of properties, related party	-	75,000	-	75,000
Commissions revenue	-	4,750	-	23,995
Management fee revenue	3,686	2,676	10,844	7,241
Construction services revenue	28,874	-	180,476	-
Construction services revenue, related party	-	24,040	-	24,040
Other income	155	150	885	1,554
Total Revenue	32,715	106,616	192,205	331,830
Expenses:
Cost of properties sold	-	-	-	167,444
Cost of properties sold, related party	-	73,688	-	73,688
Cost of construction services	29,354	-	167,108	-
Cost of construction services, related party	-	21,855	-	21,855
Rental property operating costs	1,297	124	3,038	394
Reserve for rent guarantee (recovery)	-	-	(10,000)	1,250
Advertising	243	1,048	484	2,281
Depreciation	2,281	3,398	9,077	10,194
Compensation expense	2,125	11,125	9,375	21,542
General & administrative	48,190	52,767	147,102	156,702
Professional fees	73,501	46,011	171,485	135,014
Total operating expenses	156,991	210,016	497,669	590,364

Operating loss	(124,276)	(103,400)	(305,464)	(258,534)
Other expenses and income:
Interest expense	(72,970)	(25,270)	(166,699)	(84,573)
Interest income	(102)	57	(17)	211
Bad Debt Expense	(2,137)	-	(2,137)	-
Gain on Sale of Asset	8,147	-	8,147	-
Derivatives loss	(664,820)	-	(659,043)	-
Loss before income tax expense	(856,158)	(128,613)	(1,125,213)	(342,896)
Income tax expense	-	-	-	-
Net Loss	$(856,158)	$(128,613)	$(1,125,213)	$(342,896)
Net loss per share - basic and fully diluted	($0.01)	($0.00)	($0.01)	($0.00)
Weighted average shares outstanding - basic and fully diluted	164,888,511	104,329,703	141,013,688	104,329,703

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statement of Stockholders' Deficit

UNAUDITED

	Number of			Amount Due
	Shares		Additional	Under		Net
	Issued and	Common	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Capital	Agreement	Deficit	Deficit

Balance at April 30, 2015	110,329,703	$11,033	$3,189,666	$(52,961)	$(4,179,374)	$(1,031,636)

Amount due from subscriber under subscription agreement			1,038	(1,038)
Amount received from subscriber under subscription agreement				53,999		53,999
Stock issued under convertible debenture	92,013,744	9,201	60,434			69,635
Derivative liability extinguished on conversion			102,645			102,645
Reclass of APIC to derivative due to tainting			(260,941)			(260,941)
Reclass from derivative to APIC due to tainting ended			212,694			212,694
Stock issued under services contracts	7,500,000	750	52,750			53,500
Compensation - restricted stock units			9,375			9,375
Net loss					(1,125,213)	(1,125,213)

Balance at January 31, 2016	209,843,447	$20,984	$3,367,661	$-	$(5,304,587)	$(1,915,942)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	Nine Months Ended
	January 31,
	2016	2015
Cash provided by (used in) operating activities
Net loss	$(1,125,213)	$(342,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	9,375	21,542
Depreciation	9,077	10,194
Bad debt expense	2,137	-
Gain on sale of asset	(8,147)	-
Gain on sale of properties	-	(33,868)
Loss on derivatives	659,043	-
Amortization of discounts on debenture to related party	-	4,031
Amortization of discounts on convertible notes	93,464	-
Acquisition and development of properties	-	(134,296)
Proceeds from sale of properties	-	75,000
Common shares issued for services	53,500	-
Changes in operating assets and liabilities:
Accounts receivable	11,727	2,136
Prepaid expenses	2,346	(4,734)
Deposits	2,420	-
Accounts payable and accrued expenses	112,308	96,380
Payable under management agreement	(36,884)	23,026
Cash used in operating activities	(214,847)	(283,485)

Cash provided by investing activities
Proceeds from sale of asset	10,000	-
Advance note receivable	-	1,159
Cash provided by investing activities	10,000	1,159

Cash provided by (used in) financing activities
Proceeds from notes payable	-	96,329
Repayment of notes payable	(28,196)	-
Proceeds from advance related party	59,000	-
Repayment of notes payable related party	-	(40,000)
Proceeds from convertible debentures	68,000	43,000
Decrease in obligations under capital leases	(5,756)	(9,572)
Collection of amount due under stock subscription	53,999	109,120
Cash provided by financing activities	147,047	198,877

Net change in cash	(57,800)	(83,449)
Cash at beginning of period	99,325	176,760
Cash at end of period	41,525	93,311
Supplemental information:
Cash paid for interest	$17,162	$24,886

Noncash investing and financing transactions:
Noncash transaction: consolidation of note payable	$261,150	$-
Noncash transaction: stock issued under convertible debenture	$69,635	$-
Noncash transaction: discount on derivatives	$140,925	$-
Noncash transaction: derivative liability extinguished on conversion	$102,645	$-
Noncash transaction: reclass of APIC to derivative due to tainting	$(260,941)	$-
Noncash transaction: reclass from derivative to APIC due to tainting ended	$212,694	$-
Noncash transaction: proceeds from notes payable upon sale of properties	$-	$184,322
Noncash transaction: repayment of notes payable upon sale of properties	$-	$350,000
Noncash transaction: payment of accrued interest payable upon sale of properties	$-	$20,219

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

Unaudited

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended January 31, 2016, are not necessarily indicative of the results that may be expected for the year ending April 30, 2016.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the three months ended January 31, 2016, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Fair Value of Financial Instruments

The Company records convertible debt at fair value on a recurring basis.  Estimated fair values of the Company's convertible debt and derivatives liability were calculated based upon quoted market prices. See Notes 7, 8, and 9.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended January 31, 2016, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the success of management’s plans and the Company’s ability to use its common stock to raise working capital. At January 31, 2016, the Company had outstanding three convertible notes in the aggregate principal amount of approximately $28,600 all of which notes provide for the holder to convert outstanding principal and accrued interest on the holder’s note at a discount from the market price of our common stock. In addition the Company had outstanding a convertible debenture in the aggregate principal amount of approximately $476,000. We expect conversions of outstanding convertible notes to depress the market prices of our common stock for the next nine months to one year and to dilute substantially the ownership of our common stock by existing holders. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities in the event management’s plans are not successful.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $215,000 of cash to support its operations, and such cash needs are expected to continue in the upcoming year. As of January 31, 2016, the Company has approximately $42,000 in cash.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

Unaudited

Note 1. Financial Statement Presentation– continued

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending 2016 classifications.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (the “ASU”). The ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The ASU allows for early adoption, however, management is currently evaluating the potential impact of these changes in the consolidated financial statements of the Company.

We do not expect that any other recently issued accounting pronouncements will have a material impact on our consolidated financial statements.

Note 2. Note receivable - rental property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $0 and $2,137 as of January 31, 2016 and April 30, 2015, respectively. During the current quarter management determined the note is uncollectible and it was written off in full. The amount of $2,137 was charged to bad debt expense in the nine months ended January 31, 2016.

Note 3. Payable Under Management Agreement

ProGreen Management has entered into management agreements with certain property owners whereby the Company manages, leases, operates, maintains and repairs the properties for which it receives a management fee of ten percent of the monthly rent. ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At January 31, 2016 and April 30, 2015 net rent amounts due totaled $0 and $36,884 respectively.

In addition, for certain properties the Company guaranteed rents, in accordance with the terms of each lease, through various dates through January 1, 2016. During this fiscal year, the rent guarantees expired with no payments required, thus the recorded reserves in the amount of $10,000 were reversed and included in reserve for rent recovery in the accompanying Unaudited Condensed Consolidated Statement of Operations for the nine months ended January 31, 2016. Recorded reserves totaled $10,000 as of April 30, 2015 which are included in accounts payable and accrued expenses in the accompanying Unaudited Condensed Consolidated Balance Sheet.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

Unaudited

Note 4. Notes Payable

The Company is indebted as follows:

	January 31,	April 30,
	2016	2015
Note Payable to City of Southfield dated October 29, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	$6,000	$6,000

Note Payable to City of Southfield dated September 19, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	8,106	8,106

Note Payable to AMREFA dated June 25, 2015 bears a fixed rate of interest of 8.00%. Payments plus accrued interest are due biannually as follows; January 15, 2016 $61,150, July 15, 2016 $65,000, January 15, 2017 $65,000 and July 15, 2017 $70,000. The note payable is guaranteed by a majority shareholder.	261,150	-

Note Payable to AMREFA dated March 6, 2015 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before March 6, 2016. The note payable is unsecured.	-	22,800

Note Payable to AMREFA dated January 8, 2015 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before January 8, 2016. The note payable is unsecured.	-	67,750

Note Payable to AMREFA dated October 1, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before October 1, 2015. The note payable is unsecured.	-	27,009

Note Payable to AMREFA dated October 1, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before October 1, 2015. The note payable is unsecured.	-	75,457

Note Payable to AMREFA dated June 25, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before June 25, 2015. The note payable is unsecured.	-	96,330

	$275,256	$303,452

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

Unaudited

Note 4. Notes Payable - continued

On March 8, 2016, the Company restructured its working arrangements with AMREFA. As a result of this restructuring AMREFA converted $70,000 of Progreen’s outstanding debt and all accrued interest on the debt to AMREFA in exchange for shares of Series B Preferred Stock and the delivery of a non-interest bearing Mortgage Note, for the amount of $200,000 (representing the balance of the debt owed to AMREFA). Also the existing Note payable to AMREFA was paid in full and cancelled as of the March 8, 2016 effective date of the transaction.

See Note 13.

Note 5. Related Party Advance

In July 2015 EIG, a major shareholder of the Company, advanced the Company $46,000. In November 2015 EIG advanced the Company an additional $13,000. By agreement, which is in negotiation, between EIG and the Company, these advances have no established repayment terms nor do they earn interest. Related party advance totaled $59,000 at January 31, 2016. See Note 13.

Note 6. Fair Value Measurement

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

As of January 31, 2016, the Company held certain financial instruments that are measured at fair value on a recurring basis. These consisted of convertible debt totaling $504,624 with a derivative liability totaling $745,570 at January 31, 2016 which are categorized as Level 3. The related loss on derivatives totaled $659,043 for the nine month period ended January 31, 2016.

Note 7 - Derivative Liability

During the nine months ended January 31, 2016, the Company identified conversion features embedded within its convertible debt. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Therefore, the fair value of the derivative instruments have been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair value of the embedded derivative liabilities were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

The fair value of the Company’s derivative liabilities at January 31, 2016 is as follows:

April 30, 2015 balance	$-
Discount on Debt	140,925
Derivative liability extinguished on conversion	(102,645)
Reclass of APIC to derivative due to tainting	260,941
Reclass from derivative to APIC due to tainting ended	(212,694)
Fair value mark - to market adjustment	659,043
Derivatives liability, net of discount	$745,570

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

Unaudited

Note 7 - Derivative Liability - continued

In the second quarter of fiscal 2016 the KBM Note had a variable conversion price resulting in a derivative liability of $139,785 being reclassed from equity to liability which further resulted in a discount on the all of the convertible notes of $70,928 and a day one loss of 23,365. The KBM note was later converted resulting in $212,694 of derivative liability being reclassified to equity.

The JMJ note in September 2015 had a variable conversion price resulting in a derivative of liability of $121,156 being reclassed from equity to liability which further resulted in a discount on the Note of $69,997 and a day one loss of 22,083.

The change in fair value of all derivatives for the nine months was $613,595 and when added to the day one loss of $45,448 above, the loss for the nine months totaled $695,043.

The fair values at the commitment dates and remeasurement dates for the convertible debt treated as derivative liabilities are based upon the following estimates and assumptions made by management for the nine months ended January 31, 2016:

Exercise prices	See Notes 8 and 9
Expected dividends	0%
Expected Volatility	138%- 972%
Expected terms	See Notes 8 and 9
Discount rate	.04%-.75%

See Notes 8 and 9.

Note 8 - Convertible Notes

Effective September 10, 2015 the Company entered into a Convertible Promissory Note (“JMJ Note”) with JMJ Financial pursuant to which the Company issued JMJ Financial a convertible note in the amount of $250,000 with an original issue discount in the amount of $25,000. The principal amount due JMJ is based on the consideration paid. The maturity date is two years from the effective date of each payment. On September 10, 2015 the Company received consideration of $30,000 for which an original issue discount of $3,333 was recorded. There were no additional borrowings under the JMJ Note during the quarter ended January 31, 2016. The Company did not repay the JMJ Note on or before 90 days from the effective date, thus the Company may not make further payments on this JMJ Note prior to the maturity date and a one-time interest charge of 12% was applied to the principal amount. The JMJ Note provides JMJ Financial the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the average of two lowest trade prices in the 20 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible. As a result of the derivatives calculation an additional discount of $30,000 was recorded. Amortization of the related discount totaled $26,158 for the nine months ended January 31, 2016. The principal balance due, net of the amortized discount under the JMJ Note was $7,175 at January 31, 2016. The effective interest rate on the JMJ Note as a result of the discount was 37.25% which resulted in interest expense of approximately $11,176 for the period ending January 31, 2016. Accrued interest due under the JMJ Note totaled $4,000 at January 31, 2016.

On May 26, 2015 KBM converted $12,000 of the KBM Convertible Note into a total of 1,967,213 shares of Common Stock at a fair value of $.0061 per share. On July 20, 2015 KBM converted $16,135 of the KBM Convertible Note into a total of 5,204,839 shares of Common Stock at a fair value of $.0031 per share. On August 14, 2015 KBM converted $8,730 of the KBM Convertible Note into a total of 6,235,714 shares of Common Stock at a fair value of $.0014 per share. On August 17, 2015 KBM converted $7,855 including accrued interest of $1,720 of the KBM Convertible Note into a total of 5,610,714 shares of Common Stock at a fair value of $.0014 per share. Amortization of the related discount totaled $42,670 for the nine months ended January 31, 2016. There was no remaining principal balance or accrued interest due under the KBM Convertible Note at January 31, 2016. See Note 11.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

Unaudited

Note 8 - Convertible Notes – continued

Effective March 25, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires pursuant to which the Company issued Vis Vires a convertible note in the amount of $33,000, bearing interest at the rate of 8% per annum (the “March 2015 Vis Vires Convertible Note”). During the nine months ended January 31, 2016 Vis Vires converted $24,915 of the March 2015 Vis Vires Convertible Note into a 2015 total of 72,995,264 shares of Common Stock at a fair value as follows:

Conversion Date	Number of Shares of Common Stock	Principal Amount Converted	Price per Share
September 24, 2015	13,655,738	$8,330	$0.00061
December 29, 2015	15,020,833	3,605	$0.00024
December 30, 2015	15,020,833	3,605	$0.00024
January 13, 2016	18,027,027	6,670	$0.00037
January 29, 2016	11,270,833	2,705	$0.00024
Totals - Nine Months ended January 31, 2016	72,995,264	$24,915

See Note 11. Amortization of the related discount totaled $7,899 for the nine months ended January 31, 2016. The principal balance due under the March Vis Vires Convertible Note, net of the amortized discount was $186 at January 31, 2016.

Effective May 11, 2015, the Company entered into a second Securities Purchase Agreement with Vis Vires pursuant to which the Company issued Vis Vires a convertible note in the amount of $38,000, bearing interest at the rate of 8% per annum (the “May 2015 Vis Vires Convertible Note”)”. The May 2015 Vis Vires Convertible Note provides Vis Vires the right, during the period beginning on the date which is one hundred eighty (180) days following the date of the Vis Vires Convertible Note, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at a 39% discount from the market price of the common stock and is payable, together with interest thereon, on April 23, 2016. The Company can repay the Vis Vires Convertible Note prior to maturity (or conversion), provided that it pays 110% of such the outstanding principal amount and accrued and unpaid interest thereon) if the note is repaid within the first 30 days after the issuance date. The prepayment penalty increases to 115% if repayment is during the period which is 31 to 60 days after the issuance date; 120%, if repayment is during the period which is 61 to 90 days after the issuance date; 125%, if repayment is during the period which is 91 to 120 days after the issuance date; 130%, if repayment is during the period which is 121 days to 150 days after the issuance date and 135% if repayment is during the period which is 151 days to 180 days after the issuance date. After 180 days have elapsed from the issuance date, the Company has no right to prepay the Vis Vires Convertible Note. Amortization of the related discount totaled $16,737 for the nine months ended January 31, 2016. The principal balance due, under the May 2015 Vis Vires Convertible Note, net of the amortized discount, was $21,263 at January 31, 2016.

Accrued interest for both Vis Vires Convertible Notes totaled $4,174 at January 31, 2016.

The KBM convertible notes’ variable conversion rates qualified the convertible notes for derivative accounting. Consequently, the derivative liability was marked to market as of the conversion dates. This tainted all other outstanding convertible notes which resulted in the conversion option on these notes to be bifurcated and accounted for as derivative liabilities. On August 17, 2015 the remainder of the KBM convertible notes’ balances was converted to Company Common Stock which untainted the other convertible debt. The September 10, 2015 JMJ Note retained all the other outstanding convertible notes. At January 31, 2016 the derivative liability balance was $745,569 amortization of the derivative discount totaled $140,925 and the derivative loss totaled $659,043 for the current fiscal period. See Notes 7 and 9.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

Unaudited

Note 9 - Convertible Debenture

The effective interest rate on the convertible debenture as a result of discounts was 13.50% and 15.13 % which resulted in interest expense of approximately $48,600 and $55,100 for the periods ended January 31, 2016 and 2015, respectively. Accrued interest due totaled approximately $199,300 and $150,700 at January 31, 2016 and April 30, 2015, respectively. The balance due totaled $476,000 at January 31, 2016 and April 30, 2015. See Notes 7, 8 and 13.

Note 10 - Related Party Subscription Agreement

In connection with the related party Subscription Agreement, in the nine months ended January 31, 2016 the Company recorded $1,038 of interest. The remaining balance of the purchase price and the applicable interest in the amount of approximately $54,000 was received on July 3, 2015 to complete payment of the Phase III purchase price.

Note 11 - Common Stock

On May 26, 2015 KBM converted $12,000 of the KBM Convertible Note into a total of 1,967,213 shares of Common Stock at a fair value of $.0061 per share. On July 20, 2015 KBM converted $16,135 of the KBM Convertible Note into a total of 5,204,839 shares of Common Stock at a fair value of $.0031 per share. See Note 8.

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

On August 14, 2015 KBM converted $8,730 of the KBM Convertible Note into a total of 6,235,714 shares of Common Stock at a fair value of $.0014 per share. On August 17, 2015 KBM converted $6,135 plus accrued interest of $1,720 of the KBM Convertible Note into a total of 5,610,714 shares of Common Stock at a fair value of $.0014 per share. See Note 8.

On September 24, 2015 Vis Vires converted $8,330 of the March 2015 Vis Vires Convertible Note into a total of 13,655,738 shares of Common Stock at a fair value of $.00061 per share. See Note 8.

On December 29, 2015 Vis Vires converted $3,605 of the March 2015 Vis Vires Convertible Note into a total of 15,020,833 shares of Common Stock at a fair value of $.00024 per share. See Note 8.

On December 30, 2015 Vis Vires converted $3,605 of the March 2015 Vis Vires Convertible Note into a total of 15,020,833 shares of Common Stock at a fair value of $.00024 per share. See Note 8.

On January 13, 2016 Vis Vires converted $6,670 of the March 2015 Vis Vires Convertible Note into a total of 18,027,027 shares of Common Stock at a fair value of $.00037 per share. See Note 8.

On January 29, 2016 Vis Vires converted $2,705 of the March 2015 Vis Vires Convertible Note into a total of 11,270,833 shares of Common Stock at a fair value of $.00024 per share. See Note 8.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

Unaudited

Note 12 - Employee Stock Option Plan

Restricted Stock Units

For the nine month period ended January 31, 2016 compensation expense relating to RSUs was recorded as follows:

January 31,
2016
Number of restricted stock units issued on June 1, 2012	3,600,000
Stock price on grant date	$0.03
Vesting Period	3 years
Estimated fair value at issuance	$108,000

May 1, 2015 through January 31, 2016 Compensation Expense	$3,000

Number of restricted stock units issued on December 3, 2012	600,000
Stock price on grant date	$0.03
Vesting Period	4 years
Estimated fair value at issuance	$18,000

May 1, 2015 through January 31, 2016 Compensation Expense	$3,375

Number of restricted stock units issued on June 1, 2014	600,000
Stock price on grant date	$0.02
Vesting Period	3 years
Estimated fair value at issuance	$12,000

May 1, 2015 through January 31, 2016 Compensation Expense	$3,000

Total compensation expense	$9,375

Note 13 - Subsequent Events

Subsequent to January 31, 2016 Vis Vires converted the remainder of the Vis Vires Convertible Notes, in the amount of $46,085, into 82,338,285 shares of Common Stock.

Subsequent to January 31, 2016 JMJ converted a portion of the JMJ Note, in the amount of $3,498, into 14,575,000 shares of Common Stock.

ProGreen Properties, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

Unaudited

Note 13 - Subsequent Events – continued

Restructure of Rupes Futura Debenture and EIG Debt

On February 9, 2016, the Board of Directors of the Company authorized a new series of preferred stock, the Series A Convertible Preferred Stock, with a stated value of $1.00 per share, and we filed a Certificate of Designations for the Series A Preferred Stock with the Secretary of State of Delaware on February 17, 2016. Also, effective on February 9, 2016, our Board approved and the Company entered into two agreements with the Company’s largest stockholder, EIG Venture Capital Ltd (EIG), to reduce the amount of the Company’s outstanding debt, and improve our balance sheet. First, EIG assumed all of the Company’s obligations under the 13.5% convertible debenture of the Company due to Rupes Futura AB (Sweden), which has agreed to assumption of the convertible debenture obligations by EIG. The outstanding principal of the debenture, together with two years of accumulated unpaid interest, totals $608,031, and EIG was compensated by the issuance of shares of Series A Preferred Stock with a total stated value equal to that of the principal and accrued interest of the debt assumed. See Note 9.

Second, the Company negotiated a debt conversion agreement effective February 9, 2016 with EIG, under which $59,000 of non-interest bearing advances made to the Company by EIG in July and November 2015 were converted into shares of Series A Preferred Stock with a total stated value of $59,000. See Note 5.

Subscription Agreements for Shares of Series A Preferred Stock

The Company has entered into subscription agreements with three stockholders, Jan Telander, the Company’s President and CEO; Ulf Telander, the CEO of EIG; and Frederic Telander, the CEO of SolTech Energy Sweden AB, which provides solar energy solutions for all types of properties. The subscription agreements provide for the investment in the Company by each of the three stockholders of $100,000 through the purchase of 100,000 shares each of Series A Preferred Stock, such purchases to be completed on or before April 30, 2016.

Baja California Joint Venture Agreement

In connection with expanding our real estate development operations to include Baja California, Mexico, on February 12, 2016, we signed a definitive joint venture agreement with INMOBILIARIA CONTEL S.R.L.C.V. (CONTEL) for the first tract of land of approximately 300 acres for agriculture use, as well as a Debt Mortgage Guarantee for the initial amount of $300,000 for the joint venture.

Restructure of Amrefa Debt and Purchase of AMREFA Properties

On March 8, 2016, the Company restructured its working arrangements with AMREFA through entry into a purchase agreement, amended March 16, 2016, with AMREFA for the purchase of AMREFA’s U.S. subsidiary, ARG LLC, which holds real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which we have managed for AMREFA. We paid the purchase price of $1,285,000 by the issuance to AMREFA of 8,093,541 shares of a new Series B Preferred Stock. AMREFA also converted $70,000 of Progreen’s outstanding debt and all accrued interest on the debt to AMREFA in exchange for 441,084 shares of Series B Preferred Stock and the delivery of a non-interest bearing Mortgage Note to the Seller, for the amount of $200,000 (representing the balance of the debt owed to AMREFA) secured by a mortgage on one of the ARG LLC properties. The existing 8% Note of the Company payable to AMREFA was paid in full and cancelled as of the March 8, 2016 effective date of the transaction, in consideration of Progreen’s deliveries of said $200,000 Mortgage Note together with the 441,084 shares of Series B Preferred Stock. See Note 4. The Company has authorized the issuance of an aggregate of 8,534,625 shares of the Series B Preferred Stock to AMREFA in these transactions.

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

GENERAL

Throughout this Form 10-Q, the terms "we," "us," "our," “ProGreen” and the "Company" refer to ProGreen Properties, Inc., a Delaware corporation and, unless the context indicates otherwise, includes our subsidiaries.

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

On July 19, 2013, the Company entered into an Investment Agreement with AMREFA, which provided for 100% property acquisition and refurbishment financing by in the form of property loans, and that the properties would show a minimum initial return of 9.5% per annum and then be sold income producing investment properties, managed by ProGreen.  Effective December 22, 2014 the Company entered into an interim operating agreement (the “Interim PAJV Operating Agreement”) with American Residential GAP, LLC (“ARG”) to form PAJV LLC (“PAJV”), a Michigan limited liability company. American Residential Fastigheter AB (“AMREFA”) is ARG’s sole member. The Company and ARG each owned 50% of PAJV. There were no capital contributions. During the year ended April 30, 2015 the Company sold its remaining property under development in the amount of $73,688 to PAJV. The selling price was $75,000. Our agreement with AMREFA was restructured through a March 15, 2015, amendment to the Investment Agreement with AMREFA, superseding the December 2014 Interim PAJV Operating Agreement. The amendment provided for ARG LLC (the U.S. real estate subsidiary) to fund 100% of all financing requirements for real estate projects, which would be owned by specific joint ventures or ARG LLC, with Progreen handling everything from acquisition to sale and receiving a profit participation payment for a return on the property above 9.5%.

Purchase of Investment Properties from AMREFA

On March 8, 2016, the Company restructured its working arrangements with AMREFA through entry into a purchase agreement, amended March 16, 2016, with AMREFA for the purchase of AMREFA’s U.S. subsidiary, ARG LLC, which holds real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which we have managed for AMREFA. The purchase price for ARG LLC was $1,285,000 (the net asset value of that company, as determined by the parties), which was paid by the issuance to AMREFA of 8,093,541 shares of a new Series B Convertible Preferred Stock (“Series B Preferred Stock”) of Progreen. The stated value, for purposes of liquidation or redemptions, of the shares of Series B Preferred Stock to be issued to AMREFA equals the purchase price for ARG LLC. AMREFA also converted $70,000 of Progreen’s outstanding debt and all accrued interest on the debt to AMREFA in exchange for 441,084 shares of Series B Preferred Stock the delivery of a non-interest bearing Mortgage Note to the Seller, for the amount of $200,000 (representing the balance of the debt owed to AMREFA) secured by a mortgage on the property owned by ARG known as Kinsel. The existing 8% Note of Buyer payable to AMREFA was paid in full and cancelled as of the March 8, 2016 effective date of the transaction, in consideration of Progreen’s deliveries of said $200,000 Mortgage Note together with the 441,084 shares of Series B Preferred Stock.

The Company authorized the issuance of an aggregate of 8,534,625 shares of the Series B Preferred Stock to AMREFA in these transactions.

The Company believes that the AMREFA transactions will contribute substantially to our financial liquidity in our real estate operations in Michigan.

Baja California Joint Venture Agreement

In connection with expanding our real estate development operations to include Baja California, Mexico, on February 12, 2016, we signed a definitive joint venture agreement with INMOBILIARIA CONTEL S.R.L.C.V. (CONTEL) for the first tract of land of approximately 300 acres for agriculture use, as well as a Debt Mortgage Guarantee for the initial amount of $300,000 for the joint venture

The agreement provides for CONTEL to contribute the land to the JV at extremely low cost and favorable terms, as well as handling all planning, permits, preparation and construction, in order for the property to be marketed as prime farm land. Progreen will be responsible for providing the financing. Resulting profits from the resale of the property as developed farm land will be split equally between the two parties. Work on this first tract of land has already commenced, which will include clearing and levelling of the land, construction of a large water reservoir and piping for irrigation. Water pumps will be powered by solar energy for sustainability. We anticipate completing the work over the coming two months, in order to offer the land for sale for this season’s farming.

RESULTS OF OPERATIONS

Three months Ended January 31, 2016 Compared to Three months Ended January 31, 2015

During the three months ended January 31, 2016, we incurred a net loss of approximately $856,000 compared to a net loss of approximately $129,000 for the three months ended January 31, 2015. Revenue decreased approximately $74,000 in the three months ended January 31, 2016 compared to the three months ended January 31, 2015. Proceeds from the sale of properties, related party decreased to $0 as compared to $75,000 during the three months ended January 31, 2015 due to a decrease in proceeds from the sale of one property in the amount of $75,000 to PAJV, a related party in the quarter ended January 31, 2015. There were no such sales during the three months ended January 31, 2016. Commission revenue decreased to $0 as compared to $4,700 during the three months ended January 31, 2015. The Company received commissions on the sale of one property, and commissions on the purchase of four properties in the three months ended January 31, 2015. There were no such commissions earned during the three months ended January 31, 2016. Revenue also decreased due to a decrease in revenue from construction services, related party from approximately $24,000 in three months ended January 31, 2015 to $0 in the three months ended January 31, 2016, as a result of the Company’s services to PAJV, a related party. Effective March 15, 2015 the Company is no longer an owner in PAJV, thus there were no such sales in the current quarter.

The decrease in revenue was partially offset by an increase in construction services revenue which increased from $0 in three months ended January 31, 2015 to approximately $29,000 in the three months ended January 31, 2016, as a result of the Company’s formation of the construction company subsidiary and its services to ARG LLC.

There have been fluctuations in certain expenses in the three months ended January 31, 2016, as compared to the three months ended January 31, 2015. In the three months ended January 31, 2016 cost of properties sold, related party decreased to $0 as compared to approximately $74,000 in the three months ended January 31, 2015 due to the sale of one property to PAJV in the quarter ended January 31, 2015. There were no properties sold to PAJV in the current quarter. In the three months ended January 31, 2016 cost of construction services increased to approximately $29,000 as compared to $0 in the three months ended January 31, 2015, as a result of the Company’s formation of the construction company subsidiary and its services to ARG LLC. In the three months ended January 31, 2016 cost of construction services, related party decreased from approximately $22,000 in three months ended January 31, 2015 to $0 in the three months ended January 31, 2016. The costs incurred in the prior period related to the Company’s services to PAJV, a related party. Effective March 15, 2015 the Company is no longer an owner in PAJV, thus there were no such costs in the current quarter.

Compensation expense decreased approximately $9,000 for the three months ended January 31, 2016 as compared to the comparable prior period. This decrease is attributable to the full vesting of a portion of restricted stock units (“RSUs”) in the current period as compared to the comparable prior quarter.

General and administrative expenses decreased approximately $5,000 for the three months ended January 31, 2016 as compared to the comparable prior period due to decreased Company activity in the three months ended January 31, 2015.

Professional fees increased approximately $27,500 for the three months ended January 31, 2016 as compared to the comparable prior period mainly due to increased outside consulting and legal fees for the three months ended January 31, 2015 due to the Company’s funding sources and ongoing search for equity and financing sources for the nine months ended January 31, 2016.

Interest expense increased approximately $48,000 for the three months ended January 31, 2016 as compared to the comparable prior period mainly due to increased convertible debt in the current quarter and the related interest and amortization of debt discounts for the three months ended January 31, 2016.

Bad debt expense increased from $0 in the comparable prior period to approximately $2,100 for the three months ended January 31, 2016 due to the write off of the note receivable rental property which management deemed uncollectible in the current quarter.

Gain on sale of asset increased from $0 in the comparable prior period to approximately $8,100 for the three months ended January 31, 2016 due to the sale of a vehicle in the current quarter.

Derivatives loss increased from $0 in the comparable prior period to approximately $665,000 for the three months ended January 31, due to the derivatives loss on the tainting of convertible debt in the current quarter.

Nine months Ended January 31, 2016 Compared to Nine months Ended January 31, 2015

During the nine months ended January 31, 2016, we incurred a net loss of approximately $1,125,000 compared to a net loss of approximately $343,000 for the nine months ended January 31, 2015. Revenue decreased approximately $140,000 in the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015. Proceeds from the sale of properties decreased to $0 as compared to $200,000 during the nine months ended January 31, 2015. The Company sold two properties in the nine months ended January 31, 2015. There were no such sales during the nine months ended January 31, 2016. Proceeds from the sale of properties, related party decreased to $0 as compared to $75,000 during the nine months ended January 31, 2015 due to a decrease in proceeds from the sale of one property in the amount of $75,000 to PAJV, a related party in the quarter ended January 31, 2015. There were no such sales during the nine months ended January 31, 2016. Commission revenue decreased to $0 as compared to approximately$24,000 during the nine months ended January 31, 2015. The Company received commissions on the sale of three Company owned properties and on one managed property in the nine months ended January 31, 2015. There were no such commissions earned during the nine months ended January 31, 2016. Revenue also decreased due to a decrease in revenue from construction services, related party from approximately $24,000 in nine months ended January 31, 2015 to $0 in the nine months ended January 31, 2016, as a result of the Company’s services to PAJV, a related party. Effective March 15, 2015 the Company is no longer an owner in PAJV, thus there were no such sales in the current quarter.

The decrease in revenue was partially offset by an increase in construction services revenue which increased from $0 in the nine months ended January 31, 2015 to approximately $180,000 in the nine months ended January 31, 2016, as a result of the Company’s formation of the construction company subsidiary and its services to ARG LLC. Management fee revenue also increased from approximately $7,200 in the nine months ended January 31, 2015 to approximately $10,800 in the nine months ended January 31, 2016 due to the addition of thirteen managed properties in the current fiscal period.

There have been fluctuations in certain expenses in the nine months ended January 31, 2016, as compared to the nine months ended January 31, 2015. In the nine months ended January 31, 2016 cost of properties sold decreased to $0 as compared to approximately $167,000 in the nine months ended January 31, 2015 due to the sale of no properties in the current period. In the nine months ended January 31, 2016 cost of properties sold, related party decreased to $0 as compared to approximately $74,000 in the nine months ended January 31, 2015 due to the sale of one property to PAJV in the nine months ended January 31, 2015. There were no properties sold to PAJV in the current period. Cost of construction services increased from $0 in the nine months ended January 31, 2015 to approximately $167,000 in the nine months ended January 31, 2016, as a result of the Company’s formation of the construction company subsidiary and its services to ARG LLC. In the nine months ended January 31, 2016 cost of construction services, related party decreased from approximately $22,000 in nine months ended January 31, 2015 to $0 in the nine months ended January 31, 2016. The costs incurred in the prior period related to the Company’s services to PAJV, a related party. Effective March 15, 2015 the Company is no longer an owner in PAJV, thus there were no such costs in the current quarter.

Rental operating costs increased approximately $2,600 for the nine months ended January 31, 2016 as compared to the same period in fiscal 2015 due to the refund of insurance premiums in fiscal 2015. The reserve for rent guarantee decreased to a recovery of approximately $10,000 for the nine months ended January 31, 2016 as compared to expense of approximately $1,300 in the same period in fiscal 2015. There were no sales of rental properties in the current period and the rental guarantees on two prior period property sales expired with no payment required resulting in a credit of approximately $10,000.

Compensation expense decreased approximately $12,200 for the nine months ended January 31, 2016 as compared to the comparable prior period. This decrease is attributable to a former Director’s expired restricted stock units (“RSUs”) and to the full vesting of a portion of other RSUs in June of fiscal 2016.

General and administrative expense decreased approximately $9,600 for the nine months ended January 31, 2016 as compared to the comparable prior period due to decreased Company activity in the current nine months.

Professional fees increased approximately $36,500 for the months ended January 31, 2016 as compared to the comparable prior period mainly due to increased consulting and legal fees paid in connection with activities relating to the Company’s funding sources and ongoing search for equity and financing sources for the nine months ended January 31, 2016.

Interest expense increased approximately $82,100 for the nine months ended January 31, 2016 as compared to the comparable prior period mainly due to increased convertible debt in the current period and the related interest and amortization of debt discounts for the nine months ended January 31, 2016.

Bad debt expense increased from $0 in the comparable prior period to approximately $2,100 for the nine months ended January 31, 2016 due to the write off of the note receivable rental property which management deemed uncollectible in the current period.

Gain on sale of asset increased from $0 in the comparable prior period to approximately $8,100 for the nine months ended January 31, 2016 due to the sale of a vehicle in the current period.

Derivatives loss increased from $0 in the comparable prior period to approximately $659,000 for the nine months ended January 31, due to the derivatives loss on the tainting of convertible debt in the current period.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2016, we had total assets of approximately $75,000 compared to total assets of approximately $164,000 at April 30, 2015. The decrease in total assets was mainly due to the following; cash decreased approximately $57,800, accounts receivable decreased approximately $11,800 mainly due to amounts received from ARG, the note receivable - rental property in the amount of approximately $2,100 was written off as it was deemed uncollectible, prepaid expenses decreased approximately $2,300, deposits decreased $5,000 as the lease expired and was not renewed, property and equipment decreased approximately $11,000 due to the sale of a vehicle and current period depreciation expense.

Cash decreased from approximately $99,000 as of April 30, 2015 to approximately $42,000 as of January 31, 2016. At January 31, 2016, we had stockholders’ deficit of approximately $1,916,000 compared to deficit of approximately $ 1,032,000 as of April 30, 2015. The increase in stockholders’ deficit was primarily due to a net loss of approximately $1,125,000 which was offset by compensation expense relating to RSUs of approximately $9,400, an amount received from a subscriber under a stock subscription agreement of approximately $54,000, stock issued under convertible debenture of approximately $69,600, a derivative liability of $54,400 and stock issued under service agreements of approximately $54,000 in the nine month period ended January 31, 2016.

Restructure of Rupes Futura and AMREFA Debt

On February 9, 2016, the Board of Directors of the Company authorized a new series of preferred stock, the Series A Convertible Preferred Stock, with a stated value of $1.00 per share, and we filed a Certificate of Designations for the Series A Preferred Stock with the Secretary of State of Delaware on February 17, 2016. Also, effective on February 9, 2016, our Board approved and the Company entered into two agreements with the Company’s largest stockholder, EIG Venture Capital Ltd (EIG), to reduce the amount of the Company’s outstanding debt, and improve our balance sheet. First, EIG assumed all of the Company’s obligations under the 13.5% convertible debenture of the Company due to Rupes Futura AB (Sweden), which has agreed to assumption of the convertible debenture obligations by EIG. The outstanding principal of the debenture, together with two years of accumulated unpaid interest, totals $608,031, and EIG was compensated by the issuance of shares of Series A Preferred Stock with a total stated value equal to that of the principal and accrued interest of the debt assumed. Second, the Company negotiated a debt conversion agreement effective February 9, 2016 with EIG, under which $59,000 of non-interest bearing advances made to the Company by EIG in July and November 2015 were converted into shares of Series A Preferred Stock with a total stated value of $59,000.

Subscription Agreements for Shares of Series A Preferred Stock

The Company has entered into subscription agreements with three stockholders, Jan Telander, the Company’s President and CEO; Ulf Telander, the CEO of EIG; and Frederic Telander, the CEO of SolTech Energy Sweden AB, which provides solar energy solutions for all types of properties. The subscription agreements provide for the investment in the Company by each of the three stockholders of $100,000 through the purchase of 100,000 shares each of Series A Preferred Stock, such purchases to be completed on or before April 30, 2016.

Purchase of AMREFA Properties

On March 8, 2016, the Company restructured its working arrangements with AMREFA through entry into a purchase agreement with AMREFA for the purchase of AMREFA’s U.S. subsidiary, ARG LLC, which holds real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which we have managed for AMREFA. We paid the purchase price of $1,285,000 by the issuance to AMREFA of 8,093,541 shares of a new Series B Preferred Stock AMREFA also converted $70,000 of Progreen’s outstanding debt plus accrued interest on all debt to AMREFA in exchange for shares of Series B Preferred Stock. The Company has authorized the issuance of an aggregate of 8,534,625 shares of the Series B Preferred Stock to AMREFA in these transactions.

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

The Company’s ability to continue as a going concern is dependent upon the success of management’s plans and the Company’s ability to use its common stock to raise working capital. At present, the Company has outstanding three convertible notes in the aggregate principal amount of $28,600 all of which notes provide for the holder to convert outstanding principal and accrued interest on the holder’s note at a discount from the market price of our common stock. We expect conversions of these outstanding notes to depress the market prices of our common stock for the next three months and to dilute substantially the ownership of our common stock by existing holders.

We have increased our authorized number of shares of common stock to 1,500,000,000 shares, following SEC review of the amended Preliminary Information Statement, we filed with the SEC and mailed to our stockholders a Definitive Information Statement and a further Amended Definitive Information Statement for the increase in authorized common stock, and to amend our Certificate of Incorporation accordingly.   The Company believes that the increase in authorized common stock is necessary to assure that there is a sufficient number of shares of common stock available for conversions of outstanding convertible debt.

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

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $0 and $2,137 as of January 31, 2016 and April 30, 2015, respectively. During the current quarter management determined the note is uncollectible and it was written off in full. The amount of $2,137 was charged to bad debt expense in the nine months ended January 31, 2016.

Related Party Subscription Agreement and Related Party Advance

We have limited working capital.  In December 2014, the Company received $50,000 of the remaining Phase III $100,000 purchase price balance under a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”) and $59,120 of related interest. The remaining balance of the purchase price in the amount of $54,000 was received on July 3, 2015 to complete payment of the Phase III purchase price. EIG on July 14, 2015, separately advanced the Company $46,000, and in November, 2015 advanced an additional $13,000. The $59,000 of non-interest bearing advances made to the Company by EIG were converted into shares of Series A Preferred Stock with a total stated value of $59,000.

Notes Payable and AMREFA Restructure

Pursuant to an Instalment Payment Agreement entered into on June 25, 2015 with AMREFA, the Company refinanced its outstanding principal and interest on loans to the Company from AMREFA. This agreement replaced all outstanding notes by a single 8% promissory note in the principal amount of $289,246, due July 15, 2017, amortized by instalment payments of principal and interest commencing with an initial payment in July 2015 of $45,000, including accrued interest, which payment was made on July 15, 2015. EIG, a major shareholder of the Company, guaranteed Progreen’s obligations under the Instalment Payment Agreement. The AMREFA Instalment Payment Agreement was paid in full and cancelled as of the March 8, 2016 effective date of the transaction for the exchange of Series B Preferred Stock for the AMREFA properties held by its U.S. subsidiary, American Residential Gap LLC, in consideration of Progreen’s deliveries of a $200,000 Mortgage Note together with the 441,084 shares of Series B Preferred Stock.

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

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS.

10.31a	Amendment No. 1 to Purchase Agreement, dated March 8, 2016, between the Company and American Residential Fastigheter AB.

10.32	Joint Venture Contract, dated February 12, 2016, between Immobiliaria Contel and the Company.

10.33	Recognition Agreement with Debt Mortgage Guarantee, dated February 12, 2016, between Immobiliaria Contel and the Company.

31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Filed herewith

** Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Dated: March 21, 2016

