Form 10-Q/A
period 2015-07-31
ProGreen Properties, Inc.
filed 2016-04-25
CIK 1079297

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

PROGREEN PROPERTIES, INC.

EXPLANATORY NOTE

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015 (THE “FORM 10-Q”). THIS AMENDMENT NO. 1 AMENDS ONLY ITEM 4—CONTROLS AND PROCEDURES, TO STATE THAT THE EVALUATION BY OUR CHIEF EXECUTIVE OFFICER AT THE END OF THE PERIOD COVERED BY THE FORM 10-Q OF THE EFFECTIVENESS OF THE COMPANY’S DISCLOSURE CONTROLS AND PROCEDURES PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-15 CONCLUDED THAT THE COMPANY’S DISCLOSURE CONTROLS AND PROCEDURES WERE NOT EFFECTIVE IN ENSURING THAT INFORMATION REQUIRED TO BE DISCLOSED BY THE COMPANY IN THE REPORTS THAT IT FILES OR SUBMITS UNDER THE SECURITIES EXCHANGE ACT IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED, WITHIN THE TIME PERIODS SPECIFIED IN THE SEC’S RULES AND FORMS. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE FORM 10-Q AS OF SEPTEMBER 21, 2015, THE DATE ON WHICH THE FORM 10-Q WAS FILED, NO ATTEMPT EXCEPT AS DESCRIBED ABOVE HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES.

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

PROGREEN PROPERTIES, INC.

Dated: April 25, 2016	BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

