Form 10-K
period 2016-04-30
Progreen US, Inc.
filed 2016-08-15
CIK 1079297

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2016

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-25429

PROGREEN US, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	59-3087128
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

6443 Inkster Road, Suite 170-D, Bloomfield Township, MI	48301
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number, Including Area Code: (248) 530-0770

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d) Of the Act. Yes ☐  No ☒ No

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

Number of shares of Common Stock outstanding as of August 10, 2016: 348,385,110 shares.

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

PART I

Item 1. Business.

General

Our offices are located in Oakland County, Michigan. The purchase of a condominium unit on July 28, 2009 initiated our planned new business operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan.

As of April 30, 2016, we own 14 properties, two of which have been subsequently sold.

Our business model since our initial property purchases, has been to acquire, refurbish and upgrade existing properties into more environmentally sustainable, energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, the property would be put back on the market, but now as a fully managed investment property, with a favorable environmental profile and yield. These investment properties are then by ProGreen Realty LLC, a wholly-owned subsidiary of ProGreen and managed by ProGreen Properties Management LLC, another wholly owned subsidiary. In January 2015, ProGreen Construction LLC (“ProGreen Construction”) was formed as a wholly owned subsidiary of the Company. ProGreen Construction performs all construction and development services for properties which are held and under development.

Recent Developments

On March 8, 2016, the Company entered into an agreement with American Residential Fastigheter AB, a company formed under the laws of Sweden (“AMREFA”) which, together with its predecessor, American Residential Gap ApS (“ARG”), a property investment company incorporated in Denmark, had financed the bulk of our property acquisition and development operations in Michigan. Pursuant to this agreement, through the issuance of shares of our preferred stock subsequent to April 30, 2016, we purchased all of the real estate properties in Birmingham, Michigan, that were purchased by, and which we have managed for, AMREFA.

We have expanded our real estate development operations to include Baja California, Mexico. On February 12, 2016, we signed a definitive joint venture agreement with Inmobiliaria Contel S.R.L.C.V. for the first tract of land of approximately 300 acres for agriculture use. In addition, we have formed Procon Baja JV, our joint venture subsidiary owned by Progreen (51%) and Contel (49%). The Procon subsidiary is planned to be the holding company for the development of approximately 1,900 acres, with some 500-800 acres suitable for farming, depending on the amount of water that could be extracted through the drilling of fresh water wells.

Real Estate Development and Marketing Operations

Michigan

We are proceeding to liquidate our current real estate portfolio in Michigan, once the lease agreements expire, and instead offer the properties with land contracts to buyers unable to obtain conventional financing. We have recently sold two of our properties with a favorable return this way. If this trend continues, we may continue to acquire more distressed properties and market the properties in this manner. We are also looking into the viability of taking the ProGreen concept even further in connection with larger projects, with possible implementation of solar technology, as well as other sustainable eco features. ProGreen's goal is to be able to develop its first "green" apartment complex, attracting a new generation of renters that appreciate and believe in the need for green technology in the residential market place. We also plan to commence an effort to identify partners with whom to acquire larger scale multi-family properties in Detroit as well as possibly in other parts of the country. We believe that the implementation of the ProGreen concept would create a new aspect and attraction to rental properties.

Baja California

The Company has signed a definitive joint venture agreement with Inmobiliaria Contel S.R.L.C.V. (Contel), formed under the laws of Mexico, for the first tract of land of approximately 300 acres for agriculture use in Baja California, Mexico, as well as a Debt Mortgage Guarantee for the initial amount of $300,000 for the joint venture. Jan Telander, our Chief Executive Officer, has made personal investments in this project, and has a minority partnership interest and participates in the management of Contel, which was recently formed. The intent is to involve Progreen in the development plan for properties acquired by Contel. The joint venture agreement with Progreen provides for Contel to contribute the land to the joint venture at a low cost and under favorable terms, as well as handling all planning, permits, preparation and construction, in order for the property to be marketed as prime farm land. The Company will be responsible for providing the financing. Once sold, the Company will, with priority, receive the return of the financed amount and profits from the resale of the property as developed farm land will be split equally between the two parties. Work on this first tract of land is in process, and has included clearing and levelling of the land, drilling of wells and other site work. The majority of the work has now been completed, and the property is presently being actively marketed and planned to be sold.

In addition, we have formed Procon Baja JV (Procon), our joint venture subsidiary with Contel. Procon is owned by Progreen (51%) and Contel (49%) . Procon will be the holding company for further land developments, the first being of approximately 1,900 acres, with some 500-800 acres suitable for farming, depending on the amount of water that could be extracted through the drilling of fresh water wells. The company will be managed by a board of Managing Directors consisting of three members. Two will be representing Progreen and one representing Contel. At least two managing directors’ approvals will be needed for management decisions or approvals of financial transactions, giving Progreen operational control.

Environmental Objectives in our Operations

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

Competition

In Michigan, we operate in a competitive housing market environment where a variety of individuals and corporations are trying to maximize gains on the acquisition of undervalued property through housing market conditions. We may experience competition from companies that have similar business models involving rehabilitation of properties using environmentally friendly renovation techniques, and there is no assurance that we will continue to be able to purchase residential rental properties at attractive prices or that we will not experience competition from other developers that are marketing energy efficient and environmentally friendly properties.

In Mexico, as the land cost in Baja through our joint ventures, is substantially below market price, we have a distinct advantage and will have a competitive edge as far as pricing is concerned. We have also initially found substantial amounts of water, which increases the value and attractiveness to the land considerably.

Employees

As of April 30, 2016, we had one full-time employee, our Chief Executive Officer. Our administrator as well as our real estate broker work as independent contractors. Our management expects to confer with consultants, attorneys and accountants as necessary. In July we hired a full time office manager/book keeper and we expect to further expand our staff in the current fiscal year.

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

We have a limited operating history. As of April 30, 2016, we had cash on hand of $190,000 and $1,301,000 rental properties and properties under development. At that same date our liabilities totaled $3,093,000. On April 30, 2016, we had a stockholders’ deficit of $1,297,000.

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

Risks Associated with Our Real Estate Operations in the United States

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

Risks Associated With Our Proposed Property Development in Baja Mexico

International operations expose us to political, economic and currency risks.

With regard to our investments in properties located in Mexico, we are subject to the risks of doing business abroad, including,

●	Currency fluctuations;

●	Changes in tariffs and taxes; and

●	Political and economic instability.

Changes in currency exchange rates may affect the relative costs of operations in Mexico, and may affect the cost of developing the properties, thus possibly adversely affecting our profitability.

In addition, there are inherent risks for the foreseeable future of conducting business internationally. Language barriers, foreign laws and tariff and taxation issues all have a potential negative effect on our ability to transact business. Changes in tariffs or taxes applicable to investments in foreign operations may adversely affect our profitability. Political instability may increase the difficulties and costs of doing business. We may be subject to the jurisdiction of the government and/or private litigants in foreign countries where we transact business, and may be forced to expend funds to contest legal matters in those countries in disputes with those governments or with customers or suppliers.

Property development in Mexico has many regulatory uncertainties.

Our property investments in Mexico are subject to numerous risks beyond our control.  Decisions to purchase, explore, develop or otherwise exploit prospects or properties in which we have invested will depend in part on the evaluation of data obtained through geophysical and geological analyses, water production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.   Overruns in budgeted expenditures are common risks that can make a particular project uneconomical.  Further, many factors may curtail, delay or cancel development of these properties, including the following:

●	delays imposed by or resulting from compliance with regulatory requirements;

●	shortages of or delays in obtaining qualified personnel or equipment;

●	equipment failures or accidents; and

●	adverse weather conditions, such as hurricanes and storms.

The presence of one or a combination of these factors at our properties could adversely affect our business, financial condition or results of operations.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

The development of real estate is subject to extensive federal and provincial regulation in Mexico.  We may be required to make large expenditures to comply with governmental regulations.  Matters subject to regulation include:

●	water production permits;

●	reports concerning operations;

●	the spacing of wells;

●	unitization and pooling of properties; and

●	taxation.

Under these laws, we could be liable for personal injuries, property damage and other damages.  Failure to comply with these laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties.  Moreover, these laws could change in ways that could substantially increase our costs.  Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

Operations of properties in which we have investments may incur substantial liabilities to comply with environmental laws and regulations.

The properties in which we have invested are subject to stringent federal and provincial laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may require an environmental impact study before development commences; and impose substantial liabilities for pollution resulting from our operations.  Failure to comply with these laws and regulations may result in the assessment of penalties or the incurrence of investigatory or remedial obligations.

Risks Related to Our Common Stock

Since we expect to incur expenses in excess of revenues for the near future, we may not become profitable and your investment may be lost.

We expect to incur losses for the foreseeable future. We had minimal revenues in our fiscal year ended April 30, 2016, and may never be profitable. If we become profitable, we may be unable to sustain profitability. As a result, your investment in our securities may be lost.

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

Our bylaws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by them, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which they are made parties by reason of their being or having been our directors or officers.

We do not intend to pay dividends on any investment in the shares of stock of our company and any gain on an investment in our company will need to come through an increase in our stock’s price, which may never happen.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares as penny stocks, are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. These rules apply to companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our offices at 6443 Inkster Road, Suite 170-D, Bloomfield Township, MI 48301, of approximately 1,000 sq. ft., at a current monthly rent of $872, under a three-year lease.

The following table shows properties held for resale or rent owned by the Company as at April 30, 2016. All properties shown below were acquired March 8, 2016 in the purchase of ARG LLC from AMREFA.

Rental Properties	Monthly Rent	Status	Construction Year
21000 Westover Ave.
Southfield, MI 48075	$1,095	Fully Remodeled	1941
20210 Westover Ave.
Southfield, MI 48075	775	Fully Remodeled	1943
21112 Evergreen
Southfield, MI 48075	1,120	Fully Remodeled	1942
21198 Berg
Southfield, MI 48033	1,175	Fully Remodeled	1938
27971 Rollcrest, Unit #13
Farmington Hills, MI 48334	1,050	Fully Remodeled	1987
29108 Tessmer Court, #29
Madison Heights, MI 48071	1,075	Fully Remodeled	1957
34780 W. 8 Mile
Farmington Hills, MI 48334	1,200	Fully Remodeled	1999
26005 Franklin Pointe Drive
Southfield, MI 48034	1,300	Fully Remodeled	1971
20351 Lacrosse
Southfield, MI 48076	1,400	Fully Remodeled	1955
7648 Woodview Drive
Waterford, MI 48327	1,050	Fully Remodeled	1989
25825 Lahser, #23
Southfield, MI 48033	700	Fully Remodeled	1967

Vacant Properties
24442 Kinsel
Southfield, MI 48025		Partially Remodeled	1951
21421 Greenview Ave.
Southfield, MI 48076		Fully Remodeled	1939
23270 Helen Street
Southfield, MI 48033		Fully Remodeled	1969

Item 3. Legal Proceedings.

We are not party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are trading in the OTC markets under the symbol “PGUS”.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

	High	Low
Fiscal Year Ended April 30, 2015
Quarter Ended July 31, 2014	$0.03	$0.015
Quarter Ended October 31, 2014	$0.034	$0.018
Quarter Ended January 31, 2015	$0.03	$0.019
Quarter Ended April 30, 2015	$0.04	$0.013
Fiscal Year Ended April 30, 2016
Quarter Ended July 31, 2015	$0.013	$0.005
Quarter Ended October 31, 2015	$0.004	$0.001
Quarter Ended January 31, 2016	$0.001	$0.001
Quarter Ended April 30, 2016	$0.004	$0.001
Fiscal Year Ended April 30, 2017
Quarter Ended July 31, 2016	$0.006	0.004

Holders

As of July 15, 2016 there were approximately 530 holders of record of our common stock.

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

The following table sets forth certain information regarding the Company’s equity compensation plans as of April 30, 2016.

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

GENERAL

Throughout this report, the terms "we," "us," "our," “ProGreen” and the "Company" refer to ProGreen US, Inc., a Delaware corporation and, unless the context indicates otherwise, includes our subsidiaries.

The Company was incorporated in Florida on April 23, 1998 and reincorporated in Delaware on December 12, 2008. Effective September 11, 2009, we changed our name from Diversified Product Inspections, Inc. to Progreen US, Inc. to reflect the change in our business operations from the conduct of investigations and laboratory analyses operations to the purchase of income producing properties and changed our name effective July 22, 2016 to Progreen US, Inc., to reflect initiation of development operations in Baja Mexico.

OUR BUSINESS

The purchase of a condominium unit on July 28, 2009 initiated our planned new business operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan. Our business model since our initial property purchases has been to acquire, refurbish and upgrade existing properties into more environmentally sustainable, energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, the property would be put back on the market, but now as a fully managed investment property, with a favorable environmental profile and yield. These investment properties are marketed exclusively by ProGreen Realty LLC, a wholly-owned subsidiary of ProGreen and managed by Progreen Properties Management LLC, another wholly owned subsidiary.

On July 19, 2013, the Company entered into an Investment Agreement with American Residential Fastigheter AB (“AMREFA”), which provided for 100% property acquisition and refurbishment financing by in the form of property loans, and that the properties would show a minimum initial return of 9.5% per annum and then be sold income producing investment properties, managed by ProGreen.  Effective December 22, 2014 the Company entered into an interim operating agreement (the “Interim PAJV Operating Agreement”) with American Residential GAP, LLC (“ARG” or “ARG LLC”) to form PAJV LLC (“PAJV”), a Michigan limited liability company. AMREFA is ARG’s sole member. The Company and ARG each owned 50% of PAJV. There were no capital contributions. During the year ended April 30, 2015 the Company sold its remaining property under development in the amount of $73,688 to PAJV. The selling price was $75,000. Our agreement with AMREFA was restructured through a March 15, 2015, amendment to the Investment Agreement with AMREFA, superseding the December 2014 Interim PAJV Operating Agreement. The amendment provided for ARG LLC (the U.S. real estate subsidiary of AMREFA) to fund 100% of all financing requirements for real estate projects, which would be owned by specific joint ventures or ARG LLC, with Progreen handling everything from acquisition to sale and receiving a profit participation payment for a return on the property above 9.5%.

Purchase of Investment Properties from AMREFA

On March 8, 2016, the Company restructured its working arrangements with AMREFA through entry into a purchase agreement, amended March 16, 2016, with AMREFA for the purchase of a 100% interest in AMREFA’s U.S. subsidiary, ARG LLC, which holds real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which the Company managed for AMREFA. The Company paid the purchase price by the issuance to AMREFA of 8,093,541 shares of a new Series B Preferred Stock; however, at April 30, 2016 the shares had not been issued and we recorded a note payable to AMREFA in the amount $1,157,270 including a present value discount of $127,730.

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

We have established Procon Baja JV, our joint venture subsidiary with Contel. Procon is owned by Progreen (51%) and Contel (49%) jointly. The company is managed by a board of Managing Directors consisting of three members. Two will be representing Progreen and one representing Contel. At least two Managing Directors’ approval will be needed for management decisions or approvals of financial transactions, giving Progreen operational control. This joint venture involves approximately 1,900 acres, with some 500-800 acres suitable for farming, depending on the amount of water that could be extracted through the drilling of fresh water wells.

Increase in Authorized Common Stock

On February 9, 2016, the Company filed a Certificate of Amendment to the Certificate of Incorporation increasing the number of authorized shares of common stock from 250,000,000, par value $.0001 per share to 1,500,000,000, par value $.0001 per share.

FINANCIAL CONDITION

At April 30, 2016, we had total assets of $1,796,000 compared to total assets of $164,000 at April 30, 2015. The increase in total assets was primarily due to: an increase in cash of $91,000, the acquisition of rental properties in the amount $1,007,000 and properties under development in the amount of $294,000 as a result of the ARG purchase, which also resulted in the Goodwill of $180,000. Note Receivable – Related Party increased $110,000 as a result of Progreens’ investment in Contel.

These increases in assets were offset by: a decrease in accounts receivables in the amount of $26,000 relating to a decrease of $25,000 in amounts due to Progreen Construction for work performed under the Company’s agreement with ARG LLC and a decrease of $1,000 in amounts due from tenants for properties managed by Progreen Management. Also, other receivable related party decreased $1,100, the note receivable - rental property in the amount of approximately $2,100 was written off as it was deemed uncollectible, prepaid expenses decreased approximately $3,300, deposits decreased $4,100 as the office space lease expired and was replaced with a new lease with a $1,000 deposit, property and equipment decreased approximately $13,000 due to the sale of a vehicle and current year depreciation expense.

At April 30, 2016, we had stockholders’ deficit of $1,297,000 compared to a deficit of $1,032,000 as of April 30, 2015. The increase in stockholders’ deficit was mainly due to net operating losses of $852,000 which was offset by compensation expense relating to RSUs of approximately $11,500, an amount received from a subscriber under a stock subscription agreement of approximately $54,000, stock issued under convertible debenture of approximately $156,000, a derivative liability of $312,000 and stock issued under service agreements of approximately $53,500 in the year ended April 30, 2016.

Costs incurred in the renovation of the properties that enhance the value or extend the life of the properties are capitalized. The Company also incurred professional fees in implementing its business plan and preparing to sell properties in the future. During the current year, the Company acquired thirteen rental properties in the amount of 1,007,000 and one property under development in the amount of $294,000. No costs to develop were incurred in fiscal 20116. The Company owned thirteen and no rental properties as of April 30, 2016 and 2015, respectively. The Company held one and no properties under development as of April 30, 2016 and 2015, respectively.

Going Concern

The Company’s financial statements for the year ended April 30, 2016, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009.  Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Cash

Cash increased approximately $91,000 for the year ended April 30, 2016.   Cash used in operating activities was approximately $364,000 for the year ended April 30, 2016, as compared with cash used in operating activities of approximately $308,000 in fiscal 2015. During fiscal 2016, the Company invested approximately $110,000 in Contel, which was offset by proceeds from the sale of properties of $10,000 and by cash received in the ARG acquisition of approximately $72,000.

The Company received $68,000 in proceeds from two convertible debentures, received approximately $138,000 from a line of credit as result of the ARG acquisition, received advances from related parties in the amount of $259,000 and received $54,000 from a subscriber due under a stock subscription agreement and repaid $7,700 on obligations under capital leases and repaid $28,200 in notes payable.

Rental properties and properties under development

The Company owned thirteen and no rental properties as of April 30, 2016 and 2015, respectively. Rental properties totaled $1,007,000 and $0 at April 30, 2016 and 2015, respectively.

The Company held one and no properties under development as of April 30, 2016 and 2015, respectively. Properties under development totaled $294,000 and $0 at April 30, 2016 and 2015, respectively.

Note receivable - rental property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $0 and $2,100 as of April 30, 2016 and April 30, 2015, respectively. During the current fiscal year management determined the note is uncollectible and it was written off in full. The amount of $2,100 was charged to bad debt expense in the year ended April 30, 2016.

Business Combination

On March 8, 2016, the Company restructured its working arrangements with AMREFA through entry into a purchase agreement, amended March 16, 2016, with AMREFA for the purchase of a 100% interest in AMREFA’s U.S. subsidiary, ARG LLC (ARG), which holds real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which the Company managed for AMREFA. The Company recorded Goodwill in the amount of $180,000 in connection with the purchase of ARG.

Note Receivable – Related Party

On February 12, 2016, the Company signed a definitive joint venture agreement with INMOBILIARIA CONTEL S.R.L.C.V. (“Contel”) to form a joint venture (“Baja Joint Venture”), in connection with expanding real estate development operations to include Baja California, Mexico. The property acquired by the Baja Joint Venture will be developed for seeding purposes and eventually sold to a third party. The Company is committed to a contribution up to the amount of $350,000. The Company accepts a share of the Baja Joint Venture’s profits and losses and is entitled to recover all contribution upon completion of the sale of the property. In April 2016 the Company contributed $110,000 to Baja Joint Venture. Note Receivable – Related Party totaled $110,000 and $0 as of April 30, 2016 and 2015, respectively.

RESULTS OF OPERATIONS

Year Ended April 30, 2016 Compared to Year Ended April 30, 2015

During the year ended April 30, 2016, we incurred a net loss of $852,000 compared to a net loss of $407,000 for the year ended April 30, 2015. The increase in our loss for the year ended April 30, 2016 over the comparable period of the prior year is due to a decrease in our revenue of approximately $273,000, an decrease of approximately $121,000 in operating expenses and an increase in net other expenses of approximately $295,000.

The decrease of approximately $273,000 in revenue in the fiscal year ended April 30, 2016 compared to fiscal 2015 is due to: Proceeds from the sale of properties decreased to $0 as compared to $200,000 during the prior fiscal year. The Company sold two properties in the fiscal year ended April 30, 2015 and there were no such sales during the current fiscal year. Proceeds from the sale of properties, related party decreased to $0 as compared to $75,000 during the fiscal year ended April 30, 2015 due to a decrease in proceeds from the sale of one property in the amount of $75,000 to PAJV, a related party in the prior fiscal year. There were no such sales during the current year.

Commission revenue decreased to $0 as compared to approximately $83,000 during the fiscal year ended April 30, 2015. The Company received commissions on the sale of three Company owned properties and on one managed property in the fiscal year ended April 30, 2015. There were no such commissions earned during the current fiscal year.

Revenue also decreased due to a decrease in revenue from construction services, related party from approximately $24,000 in the fiscal year ended April 30, 2015 to $0 in the fiscal year ended April 30, 2016, as a result of the Company’s services to PAJV, a related party. Effective March 15, 2015 the Company is no longer an owner in PAJV, thus there were no such sales in the current fiscal year.

The decrease in revenue was partially offset by an increase in construction services revenue which increased from $92,000 in the fiscal year ended April 30, 2015 to approximately $177,000 in the fiscal year ended April 30, 2016, as a result of the Company’s formation of the construction company subsidiary and its services to ARG LLC. Rental revenue increased from $0 in the fiscal year ended April 30, 2015 to approximately $24,000 in the fiscal year ended April 30, 2016, as a result of the Company’s rental properties acquired in connection with the ARG purchase.

There have been fluctuations in certain expenses in the fiscal year ended April 30, 2016, as compared to the fiscal year ended April 30, 2015. In fiscal year ended April 30, 2016 cost of properties sold decreased to $0 as compared to approximately $170,000 in the year ended April 30, 2015 due to the sale of no properties in the current year. In the fiscal year ended April 30, 2016 cost of properties sold, related party decreased to $0 as compared to approximately $74,000 in the fiscal year ended April 30, 2015 due to the sale of one property to PAJV in the prior fiscal year. There were no properties sold to PAJV in the current fiscal year.

Cost of construction services increased from $84,000 in the year ended April 30, 2015 to approximately $178,000 in the year ended April 30, 2016, as a result of the Company’s formation of the construction company subsidiary and its services to ARG LLC. In the year ended April 30, 2016 cost of construction services, related party decreased from approximately $22,000 in the year ended April 30, 2015 to $0 in the year ended April 30, 2016. The costs incurred in the prior period related to the Company’s services to PAJV, a related party. Effective March 15, 2015 the Company is no longer an owner in PAJV, thus there were no such costs in the current fiscal year.

Selling, general and administrative expense decreased approximately $32,000 for the year ended April 30, 2016 as compared to the comparable prior year mainly due to the following:

Compensation expense decreased approximately $21,200 for the year ended April 30, 2016 as compared to the comparable prior year. This decrease is attributable to a former Director’s expired restricted stock units (“RSUs”) and to the full vesting of a portion of other RSUs in June of fiscal 2016.

The reserve for rent guarantee decreased to a recovery of approximately $10,000 for the year ended April 30, 2016 as compared to expense of approximately $5,800 in the same period in fiscal 2015 as there were no sales of rental properties in the current year and the rental guarantees on two prior period property sales expired with no payment required resulting in a credit of approximately $10,000.

Selling, general and administrative expense also decreased approximately $6,200 due to decreased Company activity in the current year.

These decreases were partially offset by increases in certain expenses: Rental operating costs increased approximately $7,300 and depreciation expense increased approximately $4,600, for the year ended April 30, 2016 as compared to the same period in fiscal 2015 due to the acquisition of rental properties in the ARG purchase.

Professional fees increased approximately $83,000 for the year ended April 30, 2016 as compared to the comparable prior year mainly due to increased consulting and legal fees paid in connection with activities relating to the Company’s funding sources and ongoing search for equity and financing sources for the year ended April 30, 2016.

Interest expense increased approximately $132,000 for the year ended April 30, 2016 as compared to the comparable prior year mainly due to increased debt and convertible debt during the current year and the related interest and amortization of debt discounts for the year ended April 30, 2016.

Gain on sale of asset increased from $0 in the comparable prior year to approximately $8,100 for the year ended April 30, 2016 due to the sale of a vehicle in the current year.

Derivatives loss increased from $0 in the comparable prior year to approximately $171,000 for the year ended April 30, 2016 due to the derivatives loss on the tainting of convertible debt in the current year.

LIQUIDITY

At April 30, 2016, we had total assets of approximately $1,796,000 compared to total assets of approximately $164,000 at April 30, 2015. The increase in total assets was primarily due to: an increase in cash of $91,000, the acquisition of rental properties in the amount $1,007,000 and properties under development in the amount of $294,000 as a result of the ARG purchase, which also resulted in the Goodwill of $180,000. Note Receivable- Related Party increased $110,000 as a result of Progreen’s investment in Contel.

These increases in assets were offset by: a decrease in accounts receivables in the amount of $26,000 relating to a decrease of $25,000 in amounts due to Progreen Construction for work performed under the Company’s agreement with ARG LLC and a decrease of $1,000 in amounts due from tenants for properties managed by Progreen Management. Also, other receivable related party decreased $1,100, the note receivable - rental property in the amount of approximately $2,100 was written off as it was deemed uncollectible, prepaid expenses decreased approximately $3,300, deposits decreased $4,100 as the lease expired and was replaced with a new lease with a $1,000 deposit, property and equipment decreased approximately $12,000 due to the sale of a vehicle and current year depreciation expense.

Cash increased approximately $91,000 for the year ended April 30, 2016.   Cash used in operating activities was approximately $364,000 for the year ended April 30, 2016, as compared with cash used in operating activities of approximately $308,000 in fiscal 2015. During fiscal 2016, the Company invested approximately $110,000 in Contel, which was offset by proceeds from the sale of properties of $10,000 and by cash received in the ARG acquisition of approximately $72,000.

The Company received $68,000 in proceeds from two convertible debentures, received approximately $138,000 from a line of credit as result of the ARG acquisition, received advances from related parties in the amount of $259,000 and received $54,000 from a subscriber due under a stock subscription agreement and repaid $7,700 on obligations under capital leases and repaid $28,200 in notes payable.

At April 30, 2016, we had stockholders’ deficit of approximately $1,297,000.

We have limited working capital.  EIG Venture Capital Ltd. (“EIG”), a company controlled by our Chief Executive Officer, Jan Telander, agreed to invest $1,000,000 through the purchase of 97,751,710 shares of common stock for $0.01023 per share in three tranches. On July 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock, at a fixed price of $0.01023 per share, in three tranches: the Phase I tranche consisted of 5,767,350 shares of Common Stock to be purchased by EIG on or before July 16, 2009; the Phase II tranche of 43,108,504 shares to be purchased by EIG on or before December 31, 2009; and the Phase III tranche of 48,875,855 shares of Common Stock to be purchased by EIG on or before July 16, 2010. On June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. Under a December 1, 2009 Amendment to the Subscription Agreement, EIG paid penalty interest at a rate of 13.5% per annum on the unpaid balance as of the final purchase date of the Phase III shares from that date to the date the shares were purchased. In December 2014, the Company received $50,000 of the remaining Phase III $100,000 purchase price balance and $59,120 of related interest. The remaining balance of the purchase price in the amount of $54,000 was received on July 3, 2015 to complete payment of the Phase III purchase price.

EIG on July 14, 2015, advanced the Company $46,000. In November 2015 EIG advanced the Company an additional $13,000.

Pursuant to an Instalment Payment Agreement entered into on June 25, 2015 with AMREFA, the Company refinanced its outstanding principal and interest on loans to the Company from AMREFA. This agreement replaced all outstanding notes by a single 8% promissory note in the principal amount of $289,246, due July 15, 2017, amortized by instalment payments of principal and interest commencing with an initial payment in July 2015 of $45,000, including accrued interest. EIG has guaranteed Progreen’s obligations under the Instalment Payment Agreement.

During fiscal 2016 the Company issued common stock in settlement of all convertible debentures.

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

Restructure of Rupes Futura and AMREFA Debt

On February 9, 2016, the Board of Directors of the Company authorized a new series of preferred stock, the Series A Convertible Preferred Stock, with a stated value of $1.00 per share, and we filed a Certificate of Designations for the Series A Preferred Stock with the Secretary of State of Delaware on February 17, 2016. Also, effective on February 9, 2016, our Board approved and the Company entered into two agreements with the Company’s largest stockholder, EIG, to reduce the amount of the Company’s outstanding debt, and improve our balance sheet. First, EIG assumed all of the Company’s obligations under the 13.5% convertible debenture of the Company due to Rupes Futura AB (Sweden), which has agreed to assumption of the convertible debenture obligations by EIG. The outstanding principal of the debenture, together with two years of accumulated unpaid interest, totaled $608,031, and EIG was compensated by the issuance of shares of Series A Preferred Stock with a total stated value equal to that of the principal and accrued interest of the debt assumed. Second, the Company negotiated a debt conversion agreement effective February 9, 2016 with EIG, under which $59,000 of non-interest bearing advances made to the Company by EIG in July and November 2015 were converted into shares of Series A Preferred Stock with a total stated value of $59,000.

Subscription Agreements for Shares of Series A Preferred Stock

In February 2016, the Company entered into subscription agreements with three stockholders, Jan Telander, the Company’s President and CEO; Ulf Telander, the CEO of EIG; and Frederic Telander, the CEO of SolTech Energy Sweden AB, providing for the investment in the Company by each of the three stockholders of $100,000 through the purchase of 100,000 shares each of Series A Preferred Stock. During the last quarter of fiscal 2016, the Company received $200,000 as payment for 200,000 of the shares. The shares were issued subsequent to April 30, 2016 thus the Company recorded an amount due stockholders in the amount of $200,000. The remaining 100,000 shares in the amount of $100,000 were purchased subsequent to April 30, 2016.

Equity Line Financing

On June 23, 2016, the Company entered into $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC, Dorado, Puerto Rico. The financing is over a maximum of 36 months. A maximum of 100 million (100,000,000) shares of our common stock will be registered for this financing.

We have issued to Tangiers in connection with the execution of the Investment Agreement a commitment fee of a five-year warrant to purchase 4,000,000 shares of common stock, at an exercise price of $.02 per share, and Tangiers has provided financing to us for our legal costs in connection with the filing of the Registration Statement through a one-year $22,000 convertible debenture, due June 23, 2017, convertible into our common stock at a conversion price of $.03 per share.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the discussion of the Company’s accounting policies included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016. We consider the following accounting policy to be the most critical going forward:

Basis of Presentation - The Company’s financial statements for the year ended April 30, 2016, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

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

PROGREEN US, INC.

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ProGreen US, Inc.

Bloomfield, MI

We have audited the accompanying consolidated balance sheets of ProGreen US, Inc. and its subsidiaries (collectively the “Company”) as of April 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule III as listed in the accompanying index. These financial statements and financial statements schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProGreen US, Inc. and its subsidiaries as of April 30, 2016 and 2015 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and further losses are anticipated. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

August 15, 2016

ProGreen US, Inc.

Consolidated Balance Sheets

	April 30,	April 30,
	2016	2015

Assets
Rental property, net accumulated depreciation of $6,138 and $0	$1,006,560	—
Property under Development	294,179	—
Property	1,300,739	—
Cash	189,942	99,325
Other receivables - related party	1,859	2,915
Accounts receivable	1,194	27,365
Note receivable - rental property	—	2,137
Prepaid expenses	—	3,346
Deposits	934	5,000
Goodwill	180,011	—
Note receivable - related party	110,000	—
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $35,764 and $45,347	11,628	24,395
Total assets	$1,796,307	$164,483

Liabilities and Stockholders' Deficit
Accounts payable and accrued expenses	$136,740	$100,500
Accrued interest	68,211	165,668
Accrued interest related party	149,991	—
Payable under management agreement	—	36,884
Obligations under capital leases	11,302	19,005
Tenant deposits	16,030	18,610
Notes payable	275,256	303,452
Note payable, related party	516,000	—
Note payable -Bank of Birmingham	490,000	—
Note Payable - AMREFA, net of discount of $114,189 and $0, respectively	1,170,811	—
Related party advances	259,000	—
Convertible notes	—	76,000
Convertible debenture	—	476,000
Total liabilities	3,093,341	1,196,119

Stockholders' deficit
Convertible preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding, at April 30, 2016 and April 30, 2015	—	—
Convertible preferred stock, Series B $.0001 par value, 8,534,625 shares authorized, 0 shares issued and outstanding at April 30, 2016 and April 30, 2015	—	—
Common stock, $.0001 par value, 1,500,000,000 shares authorized, 336,919,939 and 110,329,703 outstanding
at April 30, 2016 and April 30, 2015	33,692	11,033
Additional paid in capital	3,700,764	3,189,666
Less: amount due from related party subscriber under subscription agreement	—	(52,961)
Accumulated deficit	(5,031,490)	(4,179,374)
Total stockholders' deficit	(1,297,034)	(1,031,636)
Total liabilities and stockholders' deficit	$1,796,307	$164,483

See accompanying Notes to Consolidated Financial Statements

ProGreen US, Inc.

Consolidated Statements of Operations

	Years Ended
	April 30,
	2016	2015
Revenues:

Proceeds from sale of properties	$-	$200,000
Proceeds from sale of properties, related party	-	75,000
Rental revenue	23,880	-
Commissions revenue	-	82,594
Management fee revenue	12,078	11,052
Construction services revenue	177,171	92,389
Construction services revenue, related party	-	24,040
Other income	1,335	1,904
Total Revenue	$214,464	$486,979
Expenses:
Cost of properties sold	-	170,479
Cost of properties sold, related party	-	73,688
Cost of construction services	177,823	84,278
Cost of construction services, related party	-	21,855
Selling, General & administrative	230,156	262,134
Professional fees	256,750	173,865
Total operating expenses	$664,729	$786,299

Operating loss	(450,265)	(299,320)
Other expenses and income:
Interest expense, net	(239,097)	(107,220)
Gain on Sale of Asset	8,147	-
Derivatives loss	(170,901)	-
Loss before income tax expense	$(852,116)	$(406,540)

Net Loss	$(852,116)	$(406,540)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and fully diluted	179,909,164	105,365,319

See accompanying Notes to Consolidated Financial Statements

ProGreen US, Inc.

Consolidated Statements of Stockholders' Deficit

	Number of			Amount Due
	Shares		Additional	Under		Net
	Issued and	Common	Paid In	Subscription	Accumulated	Stockholders'
	Outstanding	Stock	Capital	Agreement	Deficit	Deficit

Balance at April 30, 2014	104,329,703	$10,433	$3,122,707	$(151,189)	$(3,772,834)	$(790,883)

Amount due from subscriber under subscription agreement			10,892	(10,892)		-
Amount received from subscriber under subscription agreement				109,120		109,120
Stock issued under convertible debenture	6,000,000	600	23,400			24,000
Compensation - restricted stock units			32,667			32,667
Net loss					(406,540)	(406,540)
Balance at April 30, 2015	110,329,703	$11,033	$3,189,666	$(52,961)	$(4,179,374)	$(1,031,636)

Amount due from subscriber under subscription agreement			1,038	(1,038)		-
Amount received from subscriber under subscription agreement				53,999		53,999
Stock issued under convertible debenture	219,090,236	21,909	133,984			155,893
Derivative liability extinguished on conversion			360,073			360,073
Reclass of APIC to derivative			(260,941)			(260,941)
Reclass from derivative to APIC			212,694			212,694
Stock issued under services contracts	7,500,000	750	52,750			53,500
Compensation - restricted stock units			11,500			11,500
Net loss					(852,116)	(852,116)
Balance at April 30, 2016	336,919,939	$33,692	$3,700,764	$-	$(5,031,490)	$(1,297,034)

See accompanying Notes to Consolidated Financial Statements

ProGreen US, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	April 30,
	2016	2015
Cash provided by (used in) operating activities
Net loss	$(852,116)	$(406,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	11,500	32,667
Depreciation	17,051	13,592
Bad debt expense	2,137	-
Gain on sale of asset	(8,147)	-
Gain on sale of properties	-	(30,833)
Noncash Commission	-	(15,000)
Loss on derivatives	170,901	-
Amortization of discounts on debenture to related party	-	4,031
Amortization of debt discount	157,799	-
Acquisition and development of properties	-	(137,331)
Proceeds from sale of properties	-	75,000
Common shares issued for services	53,500	-
Changes in operating assets and liabilities:
Other receivables - related party	1,055	1,306
Accounts receivable	26,171	(24,065)
Prepaid expenses	3,346	108
Deposits	1,486	-
Accounts payable and accrued expenses	96,420	149,336
Payable under management agreement	(44,950)	30,113
Cash used in operating activities	(363,847)	(307,616)

Cash provided by investing activities
Proceeds from sale of asset	10,000	-
Proceeds from note receivable	-	1,570
Loan to note receivable - related party	(110,000)
Cash received in ARG acquisition	71,840
Cash provided by (used in) investing activities	(28,160)	1,570

Cash provided by (used in) financing activities
Proceeds from notes payable	-	96,329
Repayment of notes payable	(28,186)	-
Proceeds from advances from related party	259,000	-
Repayment of notes payable related party	-	(40,000)
Proceeds from convertible debentures	68,000	76,000
Proceeds from line of credit	137,514	-
Decrease in obligations under capital leases	(7,703)	(12,838)
Collection of amount due under stock subscription	53,999	109,120
Cash provided by financing activities	482,624	228,611

Net change in cash	90,617	(77,435)
Cash at beginning of period	99,325	176,760
Cash at end of period	189,942	99,325
Supplemental information:
Cash paid for interest	$17,676	$4,869

Noncash investing and financing transactions:
Noncash transaction: assignment of debt	$476,000	$-
Noncash transaction: note payable issued to purchase ARG	$1,157,270	$-
Noncash transaction: accrued interest added to debt principal	$5,376	$-
Noncash transaction: stock issued under convertible debenture	$155,893	$24,000
Noncash transaction: discount on derivatives	$140,925	$-
Noncash transaction: derivative liability extinguished on conversion	$360,073	$-
Noncash transaction: reclass of APIC to derivative	$(260,941)	$-
Noncash transaction: reclass from derivative to APIC	$212,694	$-
Noncash transaction: proceeds from notes payable upon sale of properties	$-	$207,122
Noncash transaction: repayment of notes payable upon sale of properties	$-	$385,000
Noncash transaction: transfer of convertible debenture from related party	$-	$476,000

See accompanying Notes to Consolidated Financial Statements

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

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

History and nature of business

ProGreen US, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”) own and manage residential real estate rental property in the Oakland County, Michigan area.

On April 30, 2009, the Company (formerly known as Diversified Product Inspections, Inc.) ceased previous operations and settled an outstanding lawsuit which resulted in a change of ownership and management. Following the settlement on April 30, 2009, the Company had no assets, no liabilities, and had 13,645,990 shares of common stock outstanding.

On July 21, 2009, the Company formed ProGreen Properties, Inc. as a wholly-owned subsidiary and merged ProGreen Properties, Inc. into the Company, which was the surviving corporation in the merger.  In connection with the merger, the Company changed its name from Diversified Product Inspections, Inc. to ProGreen Properties, Inc.  The change of the Company’s name to ProGreen Properties, Inc. became effective on September 11, 2009 with approval by the Financial Industry Regulatory Authority (FINRA) as effective for trading purposes in the OTC Bulletin Board market under the new symbol PGEI. Pursuant to Board of Directors authorization, the Company changed its name to Progreen US, Inc. with the filing of a Certificate of Amendment with the Secretary of State of Delaware on July 11, 2016, which was approved by FINRA effective for trading purposes on July 22, 2016.

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

Effective December 22, 2014 the Company entered into an interim operating agreement (the “Interim PAJV Operating Agreement”) with American Residential GAP, LLC (“ARG” or “ARG LLC”) to form PAJV LLC (“PAJV”), a Michigan limited liability company. American Residential Fastigheter AB (“AMREFA”) is ARG’s sole member. The Company and ARG each owned 50% of PAJV. There were no capital contributions. PAJV will acquire, own, operate, improve and hold for sale real estate properties under development. PAJV will fund the purchases of properties with loans from ARG. During fiscal 2015 PAJV sold three leased properties to ARG LLC effective February 1, 2015, and sold a fourth property to ARG LLC in March 2015. Our agreement with AMREFA was restructured through a March 15, 2015, amendment to the Investment Agreement with AMREFA, superseding the December 2014 Interim PAJV Operating Agreement. As of this date the Company is no longer a 50% owner of the PAJV. The amendment provides for ARG LLC (the U.S. real estate subsidiary) to fund 100% of all financing requirements for real estate projects, which would be owned by specific joint ventures or ARG LLC, with Progreen handling everything from acquisition to sale and receiving a profit participation payment for a return on the property above 9.5%.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 1. Financial Statement Presentation – continued

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

On February 12, 2016, Progreen signed a definitive joint venture agreement with INMOBILIARIA CONTEL S.R.L.C.V. (“CONTEL”) to form a joint venture (“Baja Joint Venture”), in connection with expanding our real estate development operations to include Baja California, Mexico. We have committed to a contribution up to the amount of $ 350,000 and in April 2016 we contributed $110,000 to Baja Joint Venture. See Note 6.

On March 8, 2016, the Company restructured its working arrangements with AMREFA through entry into a purchase agreement, amended March 16, 2016, with AMREFA for the purchase of AMREFA’s U.S. subsidiary, ARG LLC, which holds real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which we have managed for AMREFA. The purchase price was paid by the issuance to AMREFA of 8,093,541 shares of a new Series B Preferred Stock however at April 30, 2016 the shares have not been issued and we recorded a note payable to AMREFA in the amount $1,157,270 including a present value discount of $127,730. At April 30, 2016 the amortized balance due AMREFA totaled $1,170,811. See Notes 5, 15 and 25.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

GOING CONCERN

The Company’s financial statements for the year ended April 30, 2016, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009.  Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

The Company will continue to incur costs that are necessary for it to remain an active public company.  In the current fiscal year, the Company used approximately $364,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of April 30, 2016, the Company has approximately $190,000 in cash. During the year ended April 30, 2016 the Company financed its operations through issuance of common shares for services rendered, proceeds from related party advances, proceeds from collection of amounts due under the stock subscription agreement and issuance of convertible debt.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 1. Financial Statement Presentation – continued

Basis of consolidation

The consolidated financial statements include the accounts and records of the Company and its wholly-owned subsidiaries: ProGreen Realty, Progreen Properties Management, ProGreen Construction, ARG, LLC and Procon Baja JV. All significant intercompany accounts and transactions have been eliminated. FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest. Currently, all of the Company’s subsidiaries are wholly-owned.

Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times such cash may be in excess of the FDIC limit. With respect to trade receivables, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Cash

Cash consists solely of cash on deposit with financial institutions.

Properties under development

Properties under development are recorded at cost from expenditures relating to the acquisition, development, construction, and other costs that enhance the value or extend the life of rental properties which are capitalized using the specific identification method to accumulate costs.

Allowance for doubtful accounts

An allowance for doubtful accounts is management’s best estimate of the probable credit losses in the exiting accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of customer payment history. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that determination is made. Management considers all accounts receivable collectible and, therefore, an allowance for doubtful accounts has not been recorded at April 30, 2016 and 2015.

Note receivable – rental property

The note receivable was carried at amortized cost. Interest income on the note receivable was recognized on the accrual basis based on the principal balance outstanding. During the current fiscal year management determined the note is uncollectible and it was written off in full.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 1. Financial Statement Presentation – continued

Goodwill

The cost of acquiring ARG in excess of the underlying fair value of net assets at date of acquisition is recorded as goodwill and is assessed annually for impairment. If considered impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized The Company performed goodwill impairment testing for 2016 and it did not result in an impairment.

Property and equipment

Property and equipment are recorded at cost.

Depreciation is computed using the straight-line method over the estimated useful life of the property and equipment, as follows:

	Lives	Method
Vehicles	5 years	Straight line
Furniture	10 years	Straight line
Office equipment	5 years	Straight line
Rental property	27.5 years	Straight line

Impairment of Long Lived Assets

The Company evaluates its real estate assets for impairment periodically or whenever events or circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Rental revenue recognition

Real estate properties are leased under operating leases. Rental income from these leases is recognized on a straight-line basis over the term of each lease.

Management fee revenue recognition

ProGreen Management has entered into management agreements with certain property owners whereby the Company manages, leases, operates, maintains and repairs the properties for which it receives a management fee of ten percent of the monthly rent. Revenue is recognized as services are performed.

Construction service revenue recognition

ProGreen Construction performs all construction and development services for the properties held by the Company and collects ten percent of materials and services costs as construction revenue. Revenue is recognized as services are performed.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 1. Financial Statement Presentation – continued

Property sales revenue recognition

Property sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer's financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, "Property, Plant, and Equipment - Real Estate Sales" ("ASC 360-20"), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. There were no such deferred amounts at either April 30, 2016 or 2015.

Advertising costs

Advertising costs are expensed as incurred. Total advertising expenditures for the years ended April 30, 2016 and 2015 were approximately $1,400 and $3,200, respectively.

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

Deferred revenue

The Company may require tenants to prepay rent. The prepaid rent is amortized over the term of the lease using the straight-line method. Deferred revenue is $0 at April 30, 2016 and 2015.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Income taxes

The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 1. Financial Statement Presentation – continued

Earnings (loss) per Share

Basic earnings (loss) per share assumes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares, or conversion of convertible debt. There are no common stock equivalents as of April 30, 2016 and 2015.

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Non-Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to 2016 classifications.

Related Parties

In accordance with ASC 850 “Related Party Disclosures” a party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 1. Financial Statement Presentation – continued

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

We do not expect that any other recently issued accounting pronouncements will have a material impact on our consolidated financial statements.

Note 2. Rental Properties and Property Under Development

Rental properties and property under development at April 30, 2016 and 2015 are summarized as follows:

	April 30,	April 30,
	2016	2015
Rental properties	$1,012,698	$-
Less: accumulated depreciation	(6,138)	-
Rental properties, net of accumultaed depreciation	$1,006,560	-

Property under development	$294,179	$-

Depreciation expense for the years ended April 30 2016 and 2015 totaled $6,138 and $0 respectively.

The Company owned thirteen and no rental properties as of April 30, 2016 and 2015, respectively. The Company held one and no properties under development as of April 30, 2016 and 2015, respectively.

Note 3. Accounts Receivable

Accounts receivable totaled $1,194 and $27,365 at April 30, 2016 and 2015, respectively and is comprised of amounts due from ARG for construction work performed by ProGreen Construction in the amount of $0 and $24,870 at April 30, 2016 and 2015, respectively and amounts due from tenants for properties managed by Progreen Management in the amount of $1,194 and $2,495 at April 30, 2016 and 2015, respectively.

Note 4. Note Receivable - Rental Property

On August 21, 2012 the Company sold one property with a sales price of $60,000 of which $10,000 was financed by the Company which is recorded as a note receivable with a balance of $0 and $2,137 as of April 30, 2016 and April 30, 2015, respectively. During the current fiscal year management determined the note is uncollectible and it was written off in full. The amount of $2,137 was charged to bad debt expense in the year ended April 30, 2016.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 5. Business Combination

On March 8, 2016, the Company restructured its working arrangements with AMREFA through entry into a purchase agreement, amended March 16, 2016, with AMREFA for the purchase of a 100% interest in AMREFA’s U.S. subsidiary, ARG LLC (ARG), which holds real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which the Company managed for AMREFA. The Company will pay the purchase price of $1,285,000 by the issuance to AMREFA of 8,093,541 shares of a new Series B Preferred Stock however at April 30, 2016 the shares have not been issued and we recorded a note payable to AMREFA in the amount $1,157,270 including a present value discount of $127,730. At April 30, 2016 the note payable balance due AMREFA totaled $1,170,811, net of $114,189 of unamortized discount. During the year ended April 30, 2016, $13,541 was recognized as amortization of debt discount.

The acquisition is accounted for under ASC 805 Business Combination and the transaction is recorded at fair value on acquisition date. The Company recorded Goodwill in the amount of $180,011 in connection with the purchase of ARG.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Cash	$71,840
Rental property and property under development	1,306,876
Accrued liabilities and interest	(14,357)
Notes payable	(387,100)

Total Identifiable Net Assets	977,259

Goodwill	180,011

Total Purchase Price	$1,157,270

Rental property and property under development

The fair value of rental property and property under development acquired is based on estimated selling prices of the properties, net of estimated selling costs.

Accrued liabilities and interest

The fair value of accrued liabilities and interest include amounts due to ProGreen Construction and Properties Management and accruals for interest on notes payable which approximate acquisition date amounts.

Notes payable

The fair value of notes payable comprises amounts due under promissory note agreements with a bank and the Company’s controller which approximate acquisition date amounts. See Notes 11 and 12.

Note 6. Note Receivable - Related Party

On February 12, 2016, the Company signed a definitive joint venture agreement with INMOBILIARIA CONTEL S.R.L.C.V. (“CONTEL”) to form a joint venture (“Baja Joint Venture”), in connection with expanding real estate development operations to include Baja California, Mexico. The property acquired by the Baja Joint Venture will be developed for seeding purposes and eventually sold to a third party. The Company is committed to a contribution up to the amount of $350,000. The Company accepts a share of the Baja Joint Venture’s profits and losses and is entitled to recover all contribution upon completion of the sale of the property. In April 2016 the Company contributed $110,000 to Baja Joint Venture which is accounted for as an investment loan. Note Receivable - Related Party totaled $110,000 and $0 as of April 30, 2016 and 2015, respectively.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 7. Property and Equipment

Major classifications of property and equipment at April 30, 2016 and 2015 are summarized as follows:

	April 30,	April 30,
	2016	2015
Vehicles	$40,902	$63,252
Furniture	3,564	3,564
Office equipment	2,926	2,926
Total vehicles, furniture and equipment	47,392	69,742
Less: accumulated depreciation	(35,764)	(45,347)
Net carrying amount	$11,628	$24,395

Depreciation expense for the years ended April 30 2016 and 2015 totaled $10,913 and $13,592, respectively.

Note 8. Payable Under Management Agreement

ProGreen Management has entered into management agreements with certain property owners whereby the Company manages, leases, operates, maintains and repairs the properties for which it receives a management fee of ten percent of the monthly rent. ProGreen Management collects rent and remits the property owners’ portion of collected rent, net of a management fee to the owners. At April 30, 2016 and April 30, 2015 net rent amounts due totaled $0 and $36,900, respectively.

In addition, for certain properties the Company guaranteed rents, in accordance with the terms of each lease, through various dates through January 1, 2016. During this fiscal year, the rent guarantees expired with no payments required, thus the recorded reserves in the amount of $10,000 were reversed and included in reserve for rent recovery in the accompanying Consolidated Statement of Operations for the year ended April 30, 2016. Recorded reserves totaled $10,000 as of April 30, 2015 which are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheet.

Note 9. Obligations Under Capital Leases

The Company leases a vehicle under a capital lease expiring in fiscal 2018.

The following is a schedule by year of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of April 30, 2016:

Year ending April 30,
2017	$8,152
2018	3,397
Total minimum lease payments	11,549

Less amounts representing interest	(247)
Present value of future minimum lease payments	$11,302

Total lease payments made in fiscal 2016 and 2015 were $8,152 and $13,712, consisting of $7,703 and $12,838 principal and $449 and $874 interest, respectively. Principal payments are shown on the Company’s Consolidated Statements of Cash Flow under Financing Activities. Interest expense is included in the Company’s Consolidated Statements of Operations.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 9. Obligations Under Capital Leases – continued

The cost of the vehicles in the amount of $40,902 and $63,252 at April 30, 2016 and 2015, is included in the Company’s Consolidated Balance Sheets as a component of vehicles, furniture and equipment, and is being depreciated over the estimated useful life of five years. Depreciation expense of $10,415 and $12,650 is included in the Company’s Consolidated Statements of Operations for the years ended April 30, 2016 and 2015, respectively. During fiscal 2016 the Company sold one of the vehicles for which the note payable was paid in full as of April 30, 2015. The proceeds from the sale totaled $10,000 and the Company recognized a gain on the sale of the vehicle in them amount of $8,147 which is included in the Company’s Consolidated Statement of Operations for the year ended April 30, 2016.

Note 10. Notes Payable

On July 19, 2013, the Company entered into an Investment Agreement (“AMREFA Agreement”) with AMREFA, which provided generally for an intended investment of up to $3,000,000 by AMREFA for the purpose of acquisition of investment properties in the U.S. from the Company. During the year ended April 30, 2015, AMREFA loaned the Company an additional $303,452, of which $207,122 was non cash in connection with the sale of three properties and $96,330 was received in cash of which $75,000 was received in connection with the sale of one of the properties. The Company reduced the amount due to AMREFA by $215,000 in the form of noncash as a result of the Company’s sale of two properties to ARG, whose sole member was AMREFA, during the year ended April 30, 2015. The Company also reduced the amount due to AMREFA by $135,000 in the form of noncash as a result of the Company’s sale of one property under development to PAJV, while the Company was a 50% owner in PAJV, during year ended April 30, 2015. In addition the Company reduced the accrued interest payable due to AMREFA in the amount of $20,219 in the form of noncash as a result of the sales of the three properties. The Company also reduced the amount due to AMREFA by $35,000 in the form of noncash as a result of the Company’s commission earned on the sale of one of the PAJV’s properties. The commission totaled $15,000 and a new note payable in the amount of $22,800, which included accrued interest of $2,800, was issued.

As of April 30, 2015 notes payable to AMREFA total $289,346 plus accrued interest totaling $13,206. The notes payable and accrued interest were due in less than twelve months. However, pursuant to an Instalment Payment Agreement (June 2015 Instalment Payment Agreement) entered into on June 25, 2015 with AMREFA, the Company refinanced its outstanding principal and interest on loans to the Company from AMREFA. This agreement replaced all outstanding notes by a single 8% promissory note in the principal amount of $289,346, due July 15, 2017, amortized by instalment payments of principal and interest commencing with an initial payment in July 2015 of $45,000, including accrued interest of $17,000, which payment was made on July 15, 2015. EIG, a major shareholder of the Company, guaranteed Progreen’s obligations under the June 2015 Instalment Payment Agreement. During fiscal 2016 the Company made payments to AMREFA totaling $28,186 in connection with the June 2015 Instalment Payment Agreement.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 10. Notes Payable – continued

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

As of April 30, 2016 notes payable to AMREFA total $261,150 plus accrued interest totaling $14,653.

During the year ended April 30, 2015, the Company entered into two notes payable in the form of noncash to the City of Southfield totaling $14,106 (collectively, the “Southfield debt”) to finance the City of Southfield’s assessments on one of the Company’s sold properties. The Southfield debt and accrued interest is due over a 17 year period commencing August 31, 2015.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 10. Notes Payable – continued

The Company is indebted as follows:

	January	April , 30
	2016	2015
Note Payable to City of Southfield dated October 29, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	$6,000	$6,000

Note Payable to City of Southfield dated September 19, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	8,106	8,106

Note Payable to AMREFA dated June 25, 2015 bears a fixed rate of interest of 8.00%. Payments plus accrued interest are due biannually as follows; January 15, 2016 $61,150, July 15, 2016 $65,000, January 15, 2017 $65,000 and July 15, 2017 $70,000. The note payable is guaranteed by a majority shareholder.	261,150	-

Note Payable to AMREFA dated March 6, 2015 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before March 6, 2016. The note payable is unsecured.	-	22,800

Note Payable to AMREFA dated January 8, 2015 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before January 8, 2016. The note payable is unsecured.	-	67,750

Note Payable to AMREFA dated October 1, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before October 1, 2015. The note payable is unsecured.	-	27,009

Note Payable to AMREFA dated October 1, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before October 1, 2015. The note payable is unsecured.	-	75,457

Note Payable to AMREFA dated June 25, 2014 bears a fixed rate of interest of 8.00% and requires no monthly payments. The principal and interest are due on or before June 25, 2015. The note payable is unsecured.	-	96,330

	$275,256	$303,452

Note 11. Notes Payable Related Party

In connection with the Company’s purchase of ARG, effective March 8, 2016 the Company assumed a $40,000 note payable plus accrued interest in the amount of $907, which was due to the Company’s controller under the terms of a promissory note payable effective November 27, 2015. The note bears a fixed rate of interest of 8.00% and requires no monthly payments. Additional interest of 5% is due if the Company defaults on the terms of the note payable. The note is secured by the property at 24442 Kinsel Street, Southfield, Michigan which the Company acquired in the ARG purchase. The note will be paid upon the sale of the Kinsel Street Property. See Note 5.

The note payable to the Company’s controller had a balance outstanding of $40,000 and $0 as of April 30, 2016 and 2015, respectively and the Company recorded interest expense in connection with this note payable in the amount of $471 and $0 for the years ended April 30, 2016 and 2015, respectively. Accrued interest due under this note payable totaled $1,378 and $0 as of April 30, 2016 and 2015, respectively.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 12. Note Payable Bank of Birmingham

In connection with the Company’s purchase of ARG, effective March 8, 2016 the Company assumed a $347,100 note payable plus accrued interest in the amount of $5,386, which was due to the Bank of Birmingham under the terms of a promissory note payable effective January 26, 2015. Principal was due in full on February 5, 2016. Effective March 4, 2016 the Company entered into a new note payable to Bank of Birmingham in the amount of $490,000 which was comprised of the principal and interest due under the previous note ($352,486) plus additional proceeds and fees totaling $137,514, resulting in a note payable totaling $490,000. Interest is calculated at 6% per annum. Principal and interest in the amount of $3,534 are payable monthly commencing May 5, 2016 until April 5, 2021 when the then outstanding principal and interest are due. The note is secured by all properties and related rents which the Company acquired in the ARG purchase. See Note 5.

The note payable had a balance outstanding of $490,000 and $0 as of April 30, 2016 and 2015, respectively and the Company recorded interest expense in connection with this note payable in the amount of $2,858 and $0 for the years ended April 30, 2016 and 2015, respectively. Accrued interest due under the note payable totaled $2,858 and $0 as of April 30, 2016 and April 30, 2015, respectively.

Principal payment requirements on the notes payable to Bank of Birmingham for the years ending after April 30, 2016 are as follows:

2017	$11,895
2018	13,699
2019	14,556
2020	15,394
2021	434,456
Thereafter	-
Total	$490,000

Note 13. Related Party Advances

In July 2015 EIG, a major shareholder of the Company, advanced the Company $46,000. In November 2015 EIG advanced the Company an additional $13,000. By agreement, which is in negotiation, between EIG and the Company, these advances have no established repayment terms nor do they earn interest and are unsecured. Related party advance totaled from EIG totaled $59,000 and $0 at April 30, 2016 and 2015, respectively. See Note 25.

The Company has entered into subscription agreements with three stockholders, Jan Telander, the Company’s President and CEO; Ulf Telander, the CEO of EIG; and Frederic Telander, the CEO of SolTech Energy Sweden AB, which provides solar energy solutions for all types of properties. The subscription agreements provide for the investment in the Company by each of the three stockholders of $100,000 through the purchase of 100,000 shares each of Series A Preferred Stock. During the last quarter of fiscal 2016, the Company received $200,000 as payment for 200,000 of the shares. The shares were issued subsequent to April 30, 2016 thus the Company recorded an amount due stockholders in the amount of $200,000. The remaining 100,000 shares in the amount of $100,000 were purchased subsequent to April 30, 2016. See Note 25.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 14. Fair Value Measurement and Derivative Losses

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

During fiscal year ended April 30, 2016, the Company held certain financial instruments that were measured at fair value on a recurring basis. The Company determined that the convertible feature of the convertible note should be classified as a derivative liability under ASC 815-15 – “Derivatives and Hedging”. The fair value of the embedded instrument were categorized as Level 3.

During fiscal 2016, $425,413 of derivative liability was recorded as the notes became convertible of which $140,925 was recorded as debt discount, $23,547 as loss on derivative liability and $260,941 as re-class of equity to liability.

Upon full conversion of the convertible notes, 147,354 was recorded as loss on derivative liability, $140,925 of debt discount was fully amortized, $212,694 re-class from derivative to equity and $360,073 was extinguished through equity from derivative liability.

The fair value of the embedded derivative liabilities were determined using the Black-Scholes valuation model on the issuance dates with the assumptions in the table below.

Expected dividends	0%
Expected Volatility	166% - 676%
Stock price	$ 0.001 - $ .01
Discount rate	.04% -. 77%

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 15. Convertible Notes

KBM Worldwide, Inc. Convertible Note

Effective November 24, 2014, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with KBM Worldwide, Inc. (“KBM”), pursuant to which the Company issued KBM a convertible note in the amount of $43,000, bearing interest at the rate of 8% per annum (the “KBM Convertible Note”). The KBM Convertible Note provided KBM the right, during the period beginning on the date which is one hundred eighty (180) days following the date of the KBM Convertible Note, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at a 39% discount from the market price of the common stock and is payable, together with interest thereon, on November 24, 2015. The Company had the right to repay the KBM Convertible Note prior to maturity (or conversion), provided that it pays 110% of such the outstanding principal amount and accrued and unpaid interest thereon) if the note is repaid within the first 30 days after the issuance date. The prepayment penalty increases to 120% if repayment is during the period which is 31 to 60 days after the issuance date; 125%, if repayment is during the period which is 61 to 90 days after the issuance date; 130%, if repayment is during the period which is 91 to 120 days after the issuance date; and 135%, if repayment is during the period which is 121 days to 180 days after the issuance date. After 180 days have elapsed from the issuance date, the Company had no right to prepay the KBM Convertible Note.

During the year ended April 30, 2016 KBM converted the KBM Convertible Note into a total of 19,018,480 shares of Common Stock at a fair value as follows:

Conversion Date	Number of Shares of Common Stock	Principal and Interest Amount Converted (i)	Price per Share
May 26, 2015	1,967,213	$12,000	$0.00610
July 20, 2015	5,204,839	16,135	$0.00310
August 14, 2015	6,235,714	8,730	$0.00140
August 17, 2015	5,610,714	7,855	$0.00140
Totals - Year ended April 30, 2016	19,018,480	$44,720

(i) Includes accrued interest of $1,720.

There was no remaining principal balance or accrued interest due under the KBM Convertible Note at April 30, 2016. See Note 21.

Interest expense relating to this KBM debenture totaled approximately $240 and $1,480 for years ended April 30, 2016 and 2015, respectively. Accrued interest due totaled $0 and $1,480 at April 30, 2016 and April 30, 2015, respectively.

JMJ Financial Convertible Note

Effective September 10, 2015 the Company entered into a Convertible Promissory Note (“JMJ Note”) with JMJ Financial pursuant to which the Company issued JMJ Financial a convertible note in the amount of $250,000 with an original issue discount in the amount of $25,000. The principal amount due JMJ is based on the consideration paid. The maturity date is two years from the effective date of each payment. On September 10, 2015 the Company received consideration of $30,000 for which an original issue discount of $3,333 was recorded. There were no additional borrowings under the JMJ Note during the quarter ended January 31, 2016. The Company did not repay the JMJ Note on or before 90 days from the effective date, thus the Company was not able to make further payments on this JMJ Note prior to the maturity date and a one-time interest charge of 12% was applied to the principal amount. The JMJ Note provided JMJ Financial the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the average of two lowest trade prices in the 20 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 15. Convertible Notes – continued

During the year ended April 30, 2016 JMJ Financial converted the JMJ Convertible Note in its entirety and the original issue discount of $3,333 was fully amortized upon conversion,, into a total of 44,738,207 shares of Common Stock at a fair value as follows :

Conversion Date	Number of Shares of Common Stock	Principal and Interest Amount Converted *(i)	Price per Share
February 25, 2016	14,575,000	$3,498	$0.00024
March 17, 2016	15,300,000	13,770	$0.00090
March 28, 2016	14,863,207	20,065	$0.00135
Totals - Year ended April 30, 2016	44,738,207	$37,333

(i) Includes accrued interest of $4,000.

See Note 21.

Vis Vires Convertible Notes

Effective March 25, 2015, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Vis Vires pursuant to which the Company issued Vis Vires a convertible note in the amount of $33,000, bearing interest at the rate of 8% per annum (the “March 2015 Vis Vires Convertible Note”). The March 2015 Vis Vires Convertible Note provided Vis Vires the right, during the period beginning on the date which is one hundred eighty (180) days following the date of the March 2015 Vis Vires Convertible Note, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at a 39% discount from the market price of the common stock and is payable, together with interest thereon, on March 16, 2016. The Company had the right to repay the March 2015 Vis Vires Convertible Note prior to maturity (or conversion), provided that it pays 110% of such the outstanding principal amount and accrued and unpaid interest thereon) if the note is repaid within the first 30 days after the issuance date. The prepayment penalty increases to 115% if repayment is during the period which is 31 to 60 days after the issuance date; 120%, if repayment is during the period which is 61 to 90 days after the issuance date; 125%, if repayment is during the period which is 91 to 120 days after the issuance date; 130%, if repayment is during the period which is 121 days to 150 days after the issuance date and 135% if repayment is during the period which is 151 days to 180 days after the issuance date. After 180 days have elapsed from the issuance date, the Company had no right to prepay the March 2015 Convertible Note.

Effective May 11, 2015, the Company entered into a second Securities Purchase Agreement with Vis Vires pursuant to which the Company issued Vis Vires a convertible note in the amount of $38,000, bearing interest at the rate of 8% per annum (the “May 2015 Vis Vires Convertible Note”). The May 2015 Vis Vires Convertible Note provides Vis Vires the right, during the period beginning on the date which is one hundred eighty (180) days following the date of the Vis Vires Convertible Note, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at a 39% discount from the market price of the common stock and is payable, together with interest thereon, on April 23, 2016. The Company had the right to repay the Vis Vires Convertible Note prior to maturity (or conversion), provided that it pays 110% of such the outstanding principal amount and accrued and unpaid interest thereon) if the note is repaid within the first 30 days after the issuance date. The prepayment penalty increases to 115% if repayment is during the period which is 31 to 60 days after the issuance date; 120%, if repayment is during the period which is 61 to 90 days after the issuance date; 125%, if repayment is during the period which is 91 to 120 days after the issuance date; 130%, if repayment is during the period which is 121 days to 150 days after the issuance date and 135% if repayment is during the period which is 151 days to 180 days after the issuance date. After 180 days have elapsed from the issuance date, the Company had no right to prepay the Vis Vires Convertible Note.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 15. Convertible Notes – continued

During the year ended April, 2016 Vis Vires converted all of the March 2015 Vis Vires Convertible Note and May 2015 Vis Vires Convertible Note into a total of 155,333,549 shares of Common Stock at a fair value as follows:

Conversion Date	Number of Shares of Common Stock	Principal Amount Converted (i)	Price per Share
September 24, 2015	13,655,738	$8,330	$0.00061
December 29, 2015	15,020,833	3,605	$0.00024
December 30, 2015	15,020,833	3,605	$0.00024
January 13, 2016	18,027,027	6,670	$0.00037
January 29, 2016	11,270,833	2,705	$0.00024
February 16, 2016	20,935,484	6,490	$0.00031
February 17, 2016	7,878,378	1,595	$0.00020
February 17, 2016	13,081,081	4,840	$0.00037
February 18, 2016	25,147,887	17,855	$0.00071
February 22, 2016	15,295,455	15,305	$0.00100
Totals - Year ended April 30, 2016	155,333,549	$71,000

(i) Includes accrued interest of $2,840

See Note 21.

Interest expense relating to the Vis Vires debentures totaled approximately$4,174 and $0 for years ended April 30, 2016 and 2015, respectively. Accrued interest due totaled $0 and $260 at April 30, 2016 and April 30, 2015, respectively.

Note 16. Note Payable Related Party and Convertible Debenture

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

Interest is payable at an annual rate of 13.5%, payable annually in arrears in shares of Common Stock of the Company, valued at the Conversion Price (defined below) as of the due date of the interest payment or the Company, at its sole option, may elect to pay any interest payment on the Debenture in cash, such cash interest payment to be payable no later than one hundred eighty (180) days from the original interest payment due date. The Debenture is convertible in whole or in part into Common Stock at the option of RF at the Conversion Price at any time following the date that is two years from the Closing Date. If RF elects to convert any unpaid principal amount of the Debenture it shall be entitled to receive shares of Common Stock on conversion equal in value, at the Conversion Price, to 115% of the unpaid principal amount of the Debenture. The conversion feature has intrinsic value of $75,000 that is recorded as debt discount which was amortized over two years, the required holding period for RF, using the effective interest method. The debt discount was fully amortized as of April 30, 2016 and 2015. The effective interest rate on the Debenture as a result of the debt discounts noted above was 11.75% and 14.36% which resulted in interest expense of $48,591 and $71,500 for the years ended April 30, 2016 and 2015, respectively. On February 6, 2015 6,000,000 shares of Common Stock were issued to RF pursuant to a partial conversion in the amount of $24,000 of the $500,000 convertible debenture. The conversion price was $0.004 per common share.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 16. Note Payable Related Party and Convertible Debenture – continued

On October 22, 2014, Henrik Sellmann resigned as a director of the Company thus RF is no longer a related party. The outstanding balance of the convertible debenture in the amount of $476,000 was reclassified to Convertible Debenture from Convertible Debenture Payable to a Related Party in the accompanying Consolidated Balance as of April 30, 2015.

Effective December 19, 2014 the debenture was amended to allow the Company to elect to pay the 2013 interest due in the amount of $50,700 (the “2013 Interest”), on the debenture by the issuance of 1,690,000 shares of the Company’s Common Stock to RF. See Note 24.

Effective February 9, 2016, the Company entered into an agreement with the Company’s largest stockholder, whereby EIG assumed all of the Company’s obligations under this 13.5% convertible debenture due to RF, which has agreed to assumption of the convertible debenture obligations by EIG. Subsequent to April 30, 2016 EIG was compensated by the issuance of shares of Series A Preferred Stock. See Note 25.

The convertible debenture was transferred to note payable related party, which is not convertible. The portion of the accrued interest assumed by EIG in the amount of $148,613 was transferred to accrued interest payable related party. As of April 30, 2016 the outstanding balance of the note payable related party was $476,000, plus accrued interest of $148,613. As of April 30, 2015 the outstanding balance of the convertible debenture was $476,000 plus accrued interest of $150,722.

Note 17. Related Party Subscription Agreement

On July 21, 2009, the Company entered into a Subscription Agreement with EIG, an investment company then controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock, at a fixed price of $0.01023 per share, in three tranches: the Phase I tranche consisted of 5,767,350 shares of Common Stock to be purchased by EIG on or before July 16, 2009; the Phase II tranche of 43,108,504 shares to be purchased by EIG on or before December 31, 2009; and the Phase III tranche of 48,875,855 shares of Common Stock to be purchased by EIG on or before July 16, 2010. As of April 30, 2015 all of the Phase I and Phase II shares, and 39,100,684 shares of the Phase III tranche, have been purchased.

Under a December 1, 2009 Amendment to the Subscription Agreement, EIG paid penalty interest at a rate of 13.5% per annum on the unpaid balance as of the final purchase date of the Phase III shares from that date to the date the shares are purchased.

As of April 30, 2015 the remainder of the Phase III purchase price and the applicable interest was included in stockholders’ equity as amount due from subscriber under subscription agreement. In December 2014, the Company received $109,120 comprised of $50,000 of the remaining $100,000 purchase price balance and $59,120 of related interest. The Company recorded $10,900 of interest which is included in amount due under subscription agreement for the year ended April 30, 2015. In connection with the related party Subscription Agreement, in the year ended April 30, 2016 the Company recorded $1,038 of interest. The remaining balance of the purchase price in the amount of $53,999 was received on July 3, 2015 to complete payment of the Phase III purchase price. See Note 25.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 17. Related Party Subscription Agreement – continued

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

Note 18. Corporate Lease Agreement

Effective April 1, 2016, the Company entered into a lease agreement for office space for a period of thirty-six (36) months. The monthly lease payments for the period April 1, 2016 through March 1, 2017 total $872, for the period April 1, 2017 through March 1, 2018 total $903 and the period April 1, 2018 through March 1, 2019 total 934. Lease payments are as follows:

Year ending April 30,	Rental Amount
2017	$10,495
2018	10,867
2019	10,274
Thereafter	-
$31,636

At the beginning of the lease the Company paid a security deposit of $934, which is reflected as deposits on the April 30, 2016 balance sheet.

During 2016 and 2015, the Company recorded $18,342 and $24,147 in rental expense which includes rent from the prior lease which expired during fiscal 2016.

Note 19. Income Taxes

For tax purposes the Company has federal net operating loss (“NOL”) carryovers of $2,290,000 that are available to offset future taxable income. These NOL carryovers expire beginning in the year 2030. As a result of the Company’s reorganization, as further described in Note 1, the NOL carryovers generated prior to the reorganization are limited by Section 382 of the Internal Revenue Code resulting in no NOL carryover for the years prior to reorganization. Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 19. Income Taxes – continued

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 30, 2016	April 30, 2015
Deferred tax assets:
NOL carryovers	$412,432	$298,390
Related party interest expense	(7,359)	24,961
Discount on debenture	(23,670)	3
Loss on derivatives	(25,635)	-
Depreciation	(2,558)	(2,130)
Stock issued under services contracts	(8,025)	-
Stock compensation	(1,725)	17,931
Total deferred tax assets	343,460	339,155

Valuation allowance	$(343,460)	$(339,155)
Net deferred tax assets	$-	$-

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

The effective rate used for estimation of deferred taxes was 15% for the years ended April 30, 2016 and 2015.

The tax years that remain subject to taxing authorities’ examination at April 30, 2016 are 2009 through 2016. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provisions.

Note 20. Preferred Stock

On July 8, 2009 the Company’s Articles of Incorporation were amended to authorize the issuance of Ten Million (10,000,000) shares of Preferred Stock with a par value $0.0001 per share (“Preferred Stock"). Shares of the Preferred Stock of the Company may be issued from time to time in one or more classes or series, each of which class or series shall have such distinctive designation, number of shares, or title as shall be fixed by the Board of Directors prior to the issuance of any shares thereof. Each such class or series of Preferred Stock shall consist of such number of shares, and have such voting powers, full or limited, or no voting powers and such preferences and relative, participating optional or other special rights and such qua1ifications, limitations or restrictions thereof. as shall be stated in such resolution or resolutions providing for the issue of such series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof pursuant to the; authority hereby expressly vested in it, all in accordance with the laws of the State of Delaware.

As of April 30, 2016 and 2015 no shares were issued and outstanding. See Notes 22 and 23.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 21. Common Stock

On February 9, 2016 the Company’s Articles of Incorporation were amended to authorize the issuance of One Billion Five Hundred Million (1,500,000,000) shares of Common Stock with a par value $0.0001 per share ("Common Stock"). The terms and provisions of the Common Stock are as follows:

Voting Rights

The holders of shares of Common Stock shall be entitled to one vote for each share held with respect to all matters voted on by the stockholders of the Corporation.

Liquidation Rights

Subject to the prior and superior right of the Preferred Stock upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, the holders of Common Stock shall be entitled to receive that portion of the remaining funds to be distributed. Such funds to be paid to the holder of Common Stock shall be paid to the holders of Common Stock on the basis of the number of shares of Common Stock held by each of them.

Dividends

Dividends may be paid on the Common Stock as and when declared by the Board of Directors.

During fiscal year 2015, the Company issued 6,000,000 Common stock pursuant to conversion of $24,000 of the principal amount of a convertible debenture.

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

During fiscal year 2016, the Company issued 219,090,236 Common stock to settle conversions of $155,893 of the principal amounts of convertible debentures and accrued interest.

As of April 30, 2016 and 2015, 336,919,939 and 110,329,703 shares of Common Stock were issued and outstanding, respectively.

Note 22. Series A Preferred Stock

On February 9, 2016, the Board of Directors of the Company authorized the issuance of an aggregate of 1,000,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”); par value $.0001 per share, and a Stated Value of $1.00 per share (the “Stated Value”) with the following terms:

Distributions:

So long as any shares of Series A Preferred Stock remain outstanding, neither the Company nor any subsidiary thereof shall, without the consent of the Holders of ninety percent (90%) of the shares of Series A Preferred Stock then outstanding (the “Requisite Holders”), (a) redeem, repurchase or otherwise acquire directly or indirectly any Common Stock of the Company (“Common Stock”) (b) directly or indirectly pay or declare any dividend or make any distribution upon, nor shall any distribution be made in respect of, any Common Stock or (c) set, aside any monies to the purchase or redemption (through a sinking fund or otherwise) of any Common Stock. The sale, conveyance or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Company shall be deemed a voluntary liquidation, dissolution or winding up of the Company for purposes of this paragraph. The merger or consolidation of the Company into or with any other corporation, or the merger or consolidation of any other corporation into or with the Company shall not he deemed to be an event of liquidation, dissolution or winding up, if the holders of the Series A Preferred Stock outstanding upon the effectiveness of such merger or combination, receive for each share of Series A Preferred Stock one share of preference stock of the resulting or surviving corporation, which share of preferred stock will have rights and privileges roughly equivalent to the rights and privileges of the Series A Preferred Stock.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 22. Series A Preferred Stock – continued

Dividends:

Holders of Series A Preferred Stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor.

Voting Rights and Negative Covenants

The Series A Preferred Stock shall have the right to vote together with holders of Common Stock on an as “as converted basis”, on any matter that the Company's shareholders may be entitled to vote on, either by written consent or by proxy. So long as any shares of Series A Preferred Stock are outstanding, the Company shall not and shall cause its subsidiaries not to, without the affirmative vote of the Requisite Holders, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend its certificate of incorporation, bylaws or other charter documents so as to effect adversely any rights of any holders of the Series A Preferred Stock, (d) increase the authorized or designated number of shares of Series A Preferred Stock. (e) issue any additional shares of Series A Preferred Stock (including the reissuance of any shares of Series A Preferred Stock converted for Common Stock), (f) issue any Senior Securities, or (g) enter into any agreement with respect to the foregoing.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary or a sale (a “Liquidation”), the holders of the Series A Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series A Preferred Stock an amount equal to the Stated Value. and all other amounts in respect thereof of then due and payable prior to distribution or payment shall be made to the holders of any Common Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series A Preferred Stock shall be distributed among the holders of Series A Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion

Conversion at the Option of the Holder - On and after January 1, 2017, each share of Series A Preferred Stock shall be convertible into Common Stock at n conversion price of S0.0033 per share ("Conversion Price"). To effect a conversion of Converted Shares, the Holder must deliver or fax an executed Notice of Conversion to the Company (“Conversion Notice”). The Conversion Notice shall be executed by the Holder of one or more shares of Series A Preferred Stock and shall indicate the Holder’s intention to convert the specific number of Converted Shares, representing all or a portion of the Holder's shares of Series A Preferred Stock, the date on which the conversion is to be effected, which may not be before the date the Holder delivers the Conversion Notice (“Conversion Date”). The Conversion price is subject to adjustment in the event of a Sale of the Company a spinoff or if the Company effectuates a stock split, a reverse stock split or declares a stock dividend.

Rank

The shares of Series A Preferred Stock shall rank junior to any stock of all other series of preferred stock currently issued, as to liquidation, winding up or dissolution, as applicable, in preference or priority to the holders of such other class or classes.

As of April 30, 2016 and 2015, no shares of Series A Preferred Stock were issued and outstanding.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 23. Series B Convertible Preferred Stock

On March 8, 2016 the Board of Directors of the Company authorized the issuance of an aggregate of 8,534,625 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”); par value $.0001 per share and a Stated Value of $0.1587 per share (the “Stated Value”) with the following terms:

Dividends:

Each holder of record on September 8, 2016 and March 8, 2017 of the Series B Preferred Stock shall be entitled to receive a cash dividend at the annual rate of 7% of the Stated Value of the shares of Series B Preferred Stock held by such holder. Additionally, holders of Series B Preferred Stock shall be entitled to receive dividends, when and as declared by the Board of Directors out of funds legally available therefor. For any other dividends or distributions, the Series B Preferred Stock will participate with the Corporation’s Common Stock on an as-converted basis.

Liquidation Preference:

In the event of any liquidation of Progreen, or merger or sale in which the shareholders of Progreen do not own a majority of the outstanding shares of the surviving corporation, the holders of Series B Preferred Stock will be entitled to receive in preference to the holders of Progreen Common Stock an amount per share equal to their Stated Value plus all accrued but unpaid dividends (“Liquidation Preference”).

Conversion and Redemption Rights:

The shares of Series B Preferred Stock shall be convertible into shares of Progreen common stock, par value $.0001 per share (“Progreen Common Stock”) at a conversion price per share of the Progreen Common Stock equal to the weighted average closing prices of the Progreen Common Stock for the 20 trading days immediately prior to the one-year anniversary of the Effective Date (the “Conversion Price”) on which date the Series B Preferred Stock shall first become convertible. Further terms of the Series B Preferred Stock shall be as follows:

The Series B Preferred Stock shall have full voting rights in accordance with the underlying conversion shares of PROGREEN Common Stock and full rights to all dividends and distributions with respect to such shares of Series B Preferred Stock as declared by the Progreen Board of Directors;

The Conversion Price shall be proportionately adjusted to reflect all stock splits or combinations of shares generally applicable to the Progreen Common Stock;

The Series B Preferred Stock shall provide for option of the holder or holders of the Series B Preferred Stock to notify Progreen within the period commencing February 1, 2017 and ending February 15, 2017, of their election to redeem their shares of Series B Preferred Stock at the Stated Value thereof, Progreen to effect payment for shares as to which the redemption is requested by the holder or holders thereof on or prior to August 31, 2017; and

On and after September 1, 2017, the shares of Series B Preferred Stock shall automatically convert into Progreen Common Stock if the market price for the Progreen Common Stock is 150% of the Conversion Price for a period of 20 trading days.

Other provisions:

Anti-dilution:

The conversion price of the Series B Preferred Stock will be adjusted on a “broad-based weighted-average” basis, in the event that the Progreen issues additional shares of Common Stock or Common equivalents (other than for stock option grants and other customary exclusions) at a purchase price less than the applicable Series B Preferred Stock conversion price. Proportional anti-dilution protection for stock splits, stock dividends, combinations, recapitalizations, etc.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 23. Series B Convertible Preferred Stock - continued

Voting Rights

For so long as shares of Series B Preferred Stock remain outstanding, the prior vote or written consent of a majority of the Series B Preferred Stock will be required for any action that , (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend its certificate of incorporation, bylaws or other charter documents so as to affect adversely any rights of any Holders of the Series B Preferred Stock, (d) increase the authorized or designated number of shares of Series B Preferred Stock, (e) issue any additional shares of Series B Preferred Stock (including the reissuance of any shares of Series B Preferred Stock converted for Common Stock), (f) issue any Senior Securities, or (g) enter into any agreement with respect to the foregoing.

As of April 30, 2016 and 2015, no shares of Series B Preferred Stock were issued and outstanding.

Note 24. Employee Stock Option Plan

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 24. Employee Stock Option Plan – continued

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

As of April 30, 2016 and 2015 compensation expense of $ 11,500 and $32,667 respectively, was recorded as follows:

	April 30	April 30
	2016	2015
Number of restricted stock units issued on June 1, 2012	3,600,000	3,600,000
Stock price on grant date	$0.03	$0.03
Vesting Period	3 years	3 years
Estimated fair value at issuance	$108,000	$108,000
May 1, 2015 through April 30, 2016 Compensation Expense	$3,000
May 1, 2014 through April 30, 2015 Compensation Expense		$36,000

Number of restricted stock units issued on June 1, 2012 to Director through July 31, 2014		600,000
Stock price on grant date		$0.03
Vesting Period		3 years
Monthly amount vested		$500
Number of months May 1, 2014 through July 31, 2014		3 months
May 1, 2014 through April 30, 2015 Compensation Expense		$1,500

Number of restricted stock units issued on December 3, 2012	600,000	600,000
Stock price on grant date	$0.03	$0.03
Vesting Period	4 years	4 years
Estimated fair value at issuance	$18,000	$18,000
May 1, 2015 through April 30, 2016 Compensation Expense	$4,500
May 1, 2014 through April 30, 2015 Compensation Expense		$4,500

Number of restricted stock units issued on June 1, 2014	600,000	600,000
Stock price on grant date	$0.02	$0.02
Vesting Period	3 years	3 years
Estimated fair value at issuance	$12,000	$12,000
May 1, 2015 through April 30, 2016 Compensation Expense	$4,000
May 1, 2014 through April 30, 2015 Compensation Expense		$3,667

Total compensation expense	$11,500	$45,667

Note 25. Subsequent Events

Subsequent to April 30, 2016, in connection with the Company’s purchase of ARG LLC, 8,093,541 shares of Series B Preferred Stock were issued to AMREFA and the note payable to AMREFA in the amount $1,170,811 was paid in full. See Notes 5 and 23.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

Note 25. Subsequent Events – continued

Also in connection with the purchase of ARG, subsequent to April 30, 2016, the note payable due to AMREFA under the June 2015 Instalment Payment Agreement was paid in full and cancelled with the delivery of a $200,000 Mortgage Note payable to AMREFA together with issuance of 441,084 shares of Series B Preferred Stock to AMREFA, with a stated value of $70,000, in payment of note plus accrued interest. The amount due was comprised of $261,150 principal plus accrued interest of $14,653, for a total due to AMREFA of $275,803. The Mortgage Note is non-interest bearing and is secured by the property at 24442 Kinsel Street, Southfield, Michigan which the Company acquired in the ARG purchase. The Mortgage Note will be paid upon the sale of the Kinsel Street Property. See Notes 10 and 23.

Subsequent to April 30, 2016, in payment of accrued interest due RF in the amount of $50,700, the Company issued 1,690,000 shares Common Stock, to RF. See Note 16.

Subsequent to April 30, 2016, in payment of the note payable related party the Company issued EIG 608,031 shares of Series A Preferred Stock with a total stated value equal to that of the agreed upon principal and accrued interest of the debt assumed in the amount of $624,613. See Notes 16 and 22.

Subsequent to April 30, 2016, in payment of the non-interest bearing advances due EIG in the amount of $59,000 the Company issued 59,000 shares of Series A Preferred Stock to EIG, with a total stated value of $59,000. See Notes13 and 22.

Subsequent to April 30, 2016 in connection with the subscription agreements with three stockholders, the Company issued 300,000 shares of Series A Preferred Stock. See Notes 13 and 22.

Subsequent to April 30, 2016 the Company issued the remaining 9,775,171shares of Common Stock due EIG under the Stock Subscription. See Note 17.

Subsequent to April 30, 2016 the Company sold two of its rental properties subject to land contract agreements. The Company sold one of its rental properties located at 23270 Helen Street, with a selling price of $119,000. The Company received a deposit of $10,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $109,000, to be paid in monthly installments, including principal and interest, beginning June 1, 2016 through June 1, 2019. The Land Contract bears interest at 9% per annum.

The Company sold a second one of its rental properties located at 21421 Greenview Avenue with a selling price of $109,000. The Company received a deposit of $12,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $97,000, to be paid in monthly installments, including principal and interest, beginning August 1, 2016 through June 30, 2019. The Land Contract bears interest at 9% per annum.

On June 23, 2016, the Company entered into $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC, Dorado, Puerto Rico. The financing is over a maximum of 36 months. A maximum of 100 million (100,000,000) shares of our common stock will be registered for this financing.  We have issued to the Tangiers in connection with the execution of the Investment Agreement a commitment fee of a five-year warrant to purchase 4,000,000 shares of common stock, at an exercise price of $.02 per share, and Tangiers has provided financing to us for our legal costs in connection with the filing of the Registration Statement through a one-year $22,000 convertible debenture, due June 23, 2017, convertible into our common stock at a conversion price of $.03 per share.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

As supervised by our board of directors and our Chief Executive and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our management in this evaluation has concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2016, are not effective, due to lack of segregation of duties, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of internal control over financial reporting as of April 30, 2016. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that, as of April 30, 2016, our internal control over financial reporting is not effective and management’s evaluation was based on the following material weakness:

(1)	Segregation of duties: The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.
(2)	Financial reporting system: The Company also did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, adjustments relating were required in order to produce financial statements for external reporting purposes.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter of our April 30, 2016 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors, both as of as of August 1, 2016.

Name	Age	Title
Jan Telander	65	Chief Executive Officer, Chief Financial Officer and Director
Michael Hylander	57	Director
Christina M. Lombera	48	Secretary

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

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this report. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 6443 Inkster Road, Suite 170-D, Bloomfield Township, MI 48301 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

Other Information about our Board of Directors

During our fiscal year ended April 30, 2016, our Board of Directors acted by written consent times.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. For the fiscal year ended April 30, 2016, we believe that all required filings under Section 16(a) have been made by our officers and directors, except that Michael Hylander was elected to our Board of Directors on March 14, 2014 and has not as of the date of this report filed the Form 3 due March 24, 2014.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Exchange Act. A copy of this Code may be obtained by requesting a copy in writing to the Company at 6443 Inkster Road, Suite 170-D, Bloomfield Township, MI 48301. This Code applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal years 2016, 2015 and 2014 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation (i)		Total ($) (j)
Jan Telander,	2016	$96,000						$21,000	(1)	$
CEO (1)	2015	$96,000						$21,000	(1)		$117,000
	2014	$96,000			$			$21,000	(1)		$117,000

(1)	Mr. Telander was paid a $21,000 housing allowance in fiscal 2016, a $21,000 housing allowance in 2015, and a $21,900 housing allowance in 2014.

Stock Options Granted and Director Compensation in the Year Ended April 30, 2016

The following table sets forth equity awards held by our executive officers the close of our fiscal year ended April 30, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jan Telander		3,000,000	(1)				3,000,000	$39,000

*	Based on the market price of the Company’s common stock on April 30, 2016.

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

Restricted Stock Unit Agreements

The restricted stock units (“RSUs”) were awarded pursuant to restricted stock unit agreements (“RSU Agreement”), which provide for a period of five years from the date of the award during which, once vesting conditions are satisfied, that the shares of our common stock underlying the RSU at the option of the holder of the RSU can be released. The vesting conditions set forth in the three RSU Agreements approved June 1, 2012 are as follows:

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

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers receive stock options at the discretion of our Board. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of July 15, 2016 by the following individuals or groups:

●	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

●	each of our named executive officers;

●	each of our directors; and

●	all directors and named executive officers as a group.

The percentage of beneficial ownership in the following table is based upon 336,919,939 shares of common stock outstanding as of July 15, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding

Jan Telander 6443 Inkster Rd., Birmingham Township, MI 48301(1)	44,414,483	12.09%

Michael Hylander 380 North Old Woodward Ave., S. 226 Birmingham, MI 48009	0

EIG Capital, Ltd. (2)	287,809,724	53.39%

Frederic Telander (3) 6443 Inkster Rd., Birmingham Township, MI 48103	30,303,030	8.25%

Ulf Telander (4)	30,303,030	8.25%

All officers and directors as a group	44,414,483	12.09%

(1)	Mr. Jan Telander owns an aggregate of 14,111,453 shares common stock directly, and holds 100,000 shares of Series A Convertible Preferred Stock, convertible on and after January 1, 2017 into 30,303,030 shares of common stock, at a conversion price of $0.0033 per share. As of April 30, 2015, Mr. Telander had divested himself of all equity interests in EIG Capital Ltd. and its affiliates, and resigned from all management and governing body positions with companies in this group. On June 1, 2012, the Company’s Board of Directors approved an award of 3,000,000 restricted stock units to Mr. Telander (see description of terms in Item 13

(2)	EIG Capital is the sole stockholder of EIG Venture Capital, Ltd., EIG Capital Investments, Ltd. and Sofcon, Ltd., which own directly 84,804,436, 497,197 and 377,485 shares of the Company's common stock, respectively. EIG Venture Capital, Ltd. holds 667,031 shares of Series A Convertible Preferred Stock, convertible into 202,130,606 shares of common stock.

(3)	Mr. Fredrick Telander holds 100,000 shares of Series A Convertible Preferred Stock, convertible on and after January 1, 2017 into 30,303,030 shares of common stock, at a conversion price of $0.0033 per share.

(4)	Mr. Ulf Telander holds 100,000 shares of Series A Convertible Preferred Stock, convertible on and after January 1, 2017 into 30,303,030 shares of common stock, at a conversion price or $0.0033 per share.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there has been no transaction, since May 1, 2015, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds, $9,800 being the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(a)	Any director or executive officer of our company;

(b)	Any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities; and

(c)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

2009 Subscription Agreement with our Chief Executive Officer and Director

On July 21, 2009, the Company entered into a Subscription Agreement with EIG Venture Capital, Ltd. (“EIG”), an investment company controlled by Jan Telander, the Company’s Chief Executive Officer and controlling stockholder for the sale by the Company to EIG of an aggregate of 97,751,710 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), at a fixed price of $0.01023 per share, in three tranches: the Phase I tranche consisted of 5,767,350 shares of Common Stock to be purchased by EIG on or before July 16, 2009; the Phase II tranche of 43,108,504 shares to be purchased by EIG on or before December 31, 2009; and the Phase III tranche of 48,875,855 shares of Common Stock to be purchased by EIG on or before July 16, 2010. On June 1, 2010, the Company received $400,000 of the Phase III tranche and issued 39,100,684 shares to EIG. Under a December 1, 2009 Amendment to the Subscription Agreement, EIG paid penalty interest at a rate of 13.5% per annum on the unpaid balance as of the final purchase date of the Phase III shares from that date to the date the shares are purchased. In December 2014, the Company received $50,000 of the remaining Phase III $100,000 purchase price balance and $59,120 of related interest. The remaining balance of the purchase price in the amount of $54,000 was received on July 3, 2015 to complete payment of the Phase III purchase price.

As of July 3, 2015 all of the Phase I, Phase II and Phase III shares had been purchased. On July 14, 2015, EIG separately advanced the Company $46,000.

Pursuant to an Instalment Payment Agreement entered into on June 25, 2015 with American Residential Fastigheter AB (“AMREFA”), the Company refinanced its outstanding principal and interest on loans to the Company from AMREFA with a single replacement 8% promissory note in the principal amount of $289,246, due July 15, 2017, amortized by instalment payments of principal and interest commencing with an initial payment in July 2015 of $45,000, including accrued interest. EIG has guaranteed Progreen’s obligations under the Instalment Payment Agreement.

Authorization of Series A Preferred Stock and Debt Conversions

On February 9, 2016, the Board of Directors of the Company authorized a new series of preferred stock, the Series A Convertible Preferred Stock, with a stated value of $1.00 per share, and we filed a Certificate of Designations for the Series A Preferred Stock with the Secretary of State of Delaware on February 17, 2016. Also, effective on February 9, 2016, our Board approved and the Company entered into two agreements with the Company’s largest stockholder, EIG Venture Capital Ltd., a major shareholder of the company, to reduce the amount of the Company’s outstanding debt, and improve our balance sheet. First, the Company entered into an Assignment and Assumption Agreement, pursuant to which EIG has assumed all of the Company’s obligations under the 13.5% convertible debenture of the Company due to Rupes Futura AB (Sweden), which has agreed to assumption of the convertible debenture obligations by EIG. The outstanding principal of the debenture, together with two years of accumulated unpaid interest, totaled $608,031, and EIG was compensated by the issuance of shares of Series A Preferred Stock with a total stated value equal to that of the principal and accrued interest of the debt assumed. Second, the Company negotiated a debt conversion agreement effective February 9, 2016 with EIG, under which $59,000 of non-interest bearing advances made to the Company by EIG in July 2015 were converted into shares of Series A Preferred Stock with a total stated value of $59,000.

Authorization of Series B Preferred Stock and Purchase of Properties from AMREFA

On March 8, 2016, the Company entered into a purchase agreement with American Residential Fastigheter AB, a company formed under the laws of Sweden (“AMREFA”), in connection with our purchase of AMREFA’s U.S. subsidiary, ARG LLC, which held real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which we have managed for AMREFA. The Company paid the purchase price of $1,285,000 by the issuance to AMREFA of 8,093,541 shares of a new Series B Preferred Stock; however, at April 30, 2016 the shares were not issued and we recorded a note payable to AMREFA in the amount $1,157,270 including a present value discount of $127,730.

Subscription Agreements

The Company entered into subscription agreements with three stockholders, Jan Telander, the Company’s President and CEO; Ulf Telander, the CEO of EIG; and Frederic Telander, the CEO of SolTech Energy Sweden AB, which provided for the investment in the Company by each of the three stockholders of $100,000 through the purchase of100,000 shares each of Series A Preferred Stock (100,000 share of Series A Preferred Stock being convertible into a total of 30,303,030 shares of common stock).    During the last quarter of fiscal 2016, the Company received $200,000 as payment for 200,000 of the shares. The shares were issued subsequent to April 30, 2016 thus the Company recorded an amount due stockholders in the amount of $200,000. The remaining 100,000 shares in the amount of $100,000 were purchased subsequent to April 30, 2016.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Director Independence

We currently act with two directors consisting of Jan Telander and Michael Hylander. Our common stock is quoted by the OTC Market Group, which do not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, one of our directors, Michael Hylander, would be viewed as independent.

Item 14. Principal Accountant Fees and Services.

The following table presents fees accrued for audit services and other services provided for our fiscal years ended April 30, 2016 and 2015.

	2016		2015
Audit Fees		$45,000	$37,000
Audit-related Fees			-
Tax Fees	$		9,700
All Other Fees			-

Total Fees		$45,000	$46,700

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2016 and 2015.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2016 and 2015, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2016 and 2015.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements filed with this report.

(a)(2) Financial Statement Schedules filed with this report.

Schedule III – Real Estate and Accumulated Depreciation as at April 30, 2016

(a)(3) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated March 6, 2001, by and between the Fairfax Group, Inc., a Florida corporation, and Diversified Product Inspections, Inc., a Florida corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 6, 2001.)

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.1a	Amendment to Certificate of Incorporation, filed July 8, 2009. (Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K/A, filed with the Commission on September 16, 2009.)

3.1b	Certificate of Ownership merging the Company’s wholly-owned subsidiary, Progreen Properties, Inc., into the Company, effective September 11, 2009. (Incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K, filed with the Commission on July 28, 2009.)

3.1c	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K/A, filed with the Commission on September 16, 2009.)

3.1d	Certificate of Designations for Series A Convertible Preferred Stock, filed with the Delaware Secretary of State on February 17, 2016. (Incorporated by reference to Exhibit 3.1d to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

3.1e	Certificate of Designations for Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 9, 2016. (Incorporated by reference to Exhibit 3.1e to the Company’s Current Report on Form 8-K, filed with the Commission on March 9, 2016.)

3.1f	Certificate of Amendment, filed with the Delaware Secretary of State on February 9, 2016. (Incorporated by reference to Exhibit 3.1f to the Company’s Annual Report on Form 10-K, filed with the Commission on July 11, 2016.)

3.1g	Certificate of Amendment, filed with the Delaware Secretary of State on July 7, 2016. (Incorporated by reference to Exhibit 3.1g to the Company’s Current Report on Form 8-K, filed with the Commission on July 11, 2016.)

3.2	By-Laws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.3	Agreement and Plan of Merger, dated December 11, 2008, between the Company and Diversified Product Inspections, Inc., a Florida corporation. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.4	Articles of Merger of Diversified Product Inspections, Inc., a Florida corporation, with the Company, dated December 11, 2008, filed with the Florida Secretary of State. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.5	Certificate of Merger of Diversified Product Inspections, Inc., a Florida corporation, with the Company, dated December 11, 2008, filed with the Delaware Secretary of State. (Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

Exhibit No.	Description
10.5	Settlement Agreement and Asset Purchase Agreement dated as of September 30, 2008 among Diversified Product Inspections, LLC, a Tennessee limited liability company, the Company, John Van Zyll, Ann Furlong, and Marvin Stacy, Sofcon, Limited, EIG Venture Capital, Limited, and EIG Capital Investments Limited, and the First and Second Amendments thereto. (Incorporated by reference to Annex A to the Company’s definitive proxy statement for its special meeting of shareholders held on March 26, 2009, filed on February 13, 2009.)

10.6	Subscription Agreement, dated July 22, 2009, between the Company and EIG Venture Capital, Ltd. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on July 28, 2009.)

10.6a	(Amendment No. 1, dated December 1, 2009, to Subscription Agreement, dated July 22, 2009, between the Company and EIG Venture Capital, Ltd. (Incorporated by reference to Exhibit 10.6a to the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2009.)

10.7	Form of Subscription Agreement for the Company's 13.5% Secured Convertible Debentures. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2009.)

10.8	Form of the Company’s 13.5% Secured Convertible Debenture. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2009.)

10.9	Amendment to Secured Convertible Debenture, dated as of December 14, 2011. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on December 16, 2011.)

10.10	Second Amendment to Secured Convertible Debenture, dated as of February 8, 2012. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 16, 2012.)

10.11	2012 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Commission on June 7, 2012.)

10.12	Form of Restricted Stock Units Agreement issued pursuant to 2012 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Commission on June 7, 2012.)

10.13	Membership Interest Purchase Agreement made and entered into effective April 30, 2012, by and among the Company, American Residential Gap LLC, and Progreen Properties III LLC; Progreen Properties VII, LLC; Progreen Properties VIII LLC; Progreen Properties IX LLC; and Progreen Properties XI, LLC [including Assignment of Membership Interest by the Company, dated April 30, 2012; Assignment and Assumption of Leases, dated as of May 1, 2012, between the Company and American Residential Gap LLC; one-year Lease Guaranty of the Company, dated as of May 1, 2012. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 30, 2012.)

10.14	Management Agreement, made and entered into as of April 30, 2012, by and between Progreen Properties Management LLC and American Residential Gap LLC. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 30, 2012.)

Exhibit No.	Description
10.15	Agreement, dated May 30, 2013, between the Company and Rupes Futura AB, for the Sale of Investment Units in American Residential Gap ApS. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2013.)

10.16	Promissory Note issued to KBM Worldwide, Inc. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2013.)

10.17	Securities Purchase Agreement, dated as of November 19, 2014, between KBM Worldwide, Inc. and the Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the Commission on November 25, 2014.)

10.18	Fifth Amendment to Secured Convertible Debenture, dated as of December 19, 2014. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.19	Working Construction Agreement between American Residental GAP LLC and Progreen Construction LLC, dated as of March 1, 2015. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.20	Promissory Note issued March 12, 2015 to Vis Vires Group, Inc., (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.21	Securities Purchase Agreement, dated as of March 12, 2015, between Vis Vires Group, Inc. and the Company. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.).

10.22	Amendment, dated as of March 15, 2015, to Investment Agreement between American Residential Fastigheter AB and the Company. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.23	Promissory Note issued April 21, 2015 to Vis Vires Group, Inc. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.24	Securities Purchase Agreement, dated as of April 21, 2015, between Vis Vires Group, Inc. and the Company. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.25	Instalment Payment Agreement, dated June 25, 2015, between American Residential Fastigheter AB and the Company. (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.26	Promissory Note issued to JMJ Financial, issued September 2, 2015. (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed with the Commission on September 14, 2015.)

10.27	Representations and Warranties Agreement, dated September 2, 2015, between JMJ Financial and the Company. (Incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed with the Commission on September 14, 2015.)

Exhibit No.	Description
10.28	Assignment and Assumption Agreement, dated February 9, 2016, by and between the Company, EIG Venture Capital Ltd and Rupes Futura AB, with regard to assignment of 13.5% Secured Convertible Debenture, due November 5, 2015. (Incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.29	Conversion Agreement, dated as of February 9, 2016, between EIG Venture Capital Ltd. and the Company. (Incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.30	Form of Subscription Agreement for purchase of shares of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.31	Purchase Agreement, dated March 8, 2016, between the Company and American Residential Fastigheter AB. (Incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed with the Commission on March 9, 2016.)

10.31a	Amendment No. 1 to Purchase Agreement, dated March 8, 2016, between the Company and American Residential Fastigheter AB. (Incorporated by reference to Exhibit 10.31a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 21, 2016.)

10.32	Joint Venture Contract, dated February 12, 2016, between Immobiliaria Contel and the Company. (Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 21, 2016.)

10.33	Recognition Agreement with Debt Mortgage Guarantee, dated February 12, 2016, between Immobiliaria Contel and the Company. (Incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 21, 2016.)

10.34	Investment Agreement, dated June 23, 2016, between the Company and Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K, filed with the Commission on June 27, 2016.)

10.35	Registration Rights Agreement, dated June 23, 2016, between the Company and Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.36	Common Stock Purchase Warrant, dated June 23, 2016, between the Company and Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.37	Form of $22,000 Convertible Debenture issued to Tangiers Global, LLC June 23, 2016. (Incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

14.1	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 31, 2006.)

21	Subsidiaries of Registrant.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.**

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

PROGREEN US, INC

Date: August 15, 2016	By:	/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on August 15, 2016.

/s/ Jan Telander
Jan Telander, Chief Executive Officer,
Chief Financial Officer and Director

By:	/s/ Michael Hylander
Michael Hylander, Director

Financial Statement Schedules

PROGREEN US, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

APRIL 30, 2016

COL. A	COL. B	COL. C		COL. D		COL. E			COL. F	COL. G	COL. H	COL. I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which carried at close of period						Life on Which Depreciation in
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Latest Income Statements is Computed
Property Under Development:

24442 Kinsel Southfield, MI 48025	$-		$294,179	$-	$-	$-	$294,179	$294,179	$-	1951	3/8/2016	NA

Rental Properties

21000 Westover Ave. Southfield, MI 48075	-		60,800	-	-	-	60,800	60,800	368	1941	3/8/2016	27.5
20210 Westover Ave. Southfield, MI 48075	-		27,600	-	-	-	27,600	27,600	167	1943	3/8/2016	27.5
21112 Evergreen Southfield, MI 48075	-		101,178	-	-	-	101,178	101,178	613	1942	3/8/2016	27.5
21421 Greenview Ave. Southfield, MI 48076	-		110,240	-	-	-	110,240	110,240	668	1939	3/8/2016	27.5
21198 Berg Southfield, MI 48033	-		43,120	-	-	-	43,120	43,120	261	1938	3/8/2016	27.5
23270 Helen Street Southfield, MI 48033	-		78,204	-	-	-	78,204	78,204	474	1969	3/8/2016	27.5
27971 Rollcrest, Unit #13 Farmington Hills, MI 48334	-		72,852	-	-	-	72,852	72,852	442	1987	3/8/2016	27.5
29108 Tessmer Court, #29 Madison Heights, MI 48071	-		59,800	-	-	-	59,800	59,800	362	1957	3/8/2016	27.5
34780 W. 8 Mile Farmington Hills, MI 48334	-		113,040	-	-	-	113,040	113,040	685	1999	3/8/2016	27.5
26005 Franklin Pointe Drive Southfield, MI 48034	-		86,229	-	-	-	86,229	86,229	523	1971	3/8/2016	27.5
20351 Lacrosse Southfield, MI 48076	-		100,696	-	-	-	100,696	100,696	610	1955	3/8/2016	27.5
7648 Woodview Drive Waterford, MI 48327	-		105,930	-	-	-	105,930	105,930	642	1989	3/8/2016	27.5
25825 Lahser, #23 Southfield, MI 48033	-		53,009	-	-	-	53,009	53,009	321	1967	3/8/2016	27.5

Total	$-	$-	$1,306,877	$-	$-	$-	$1,306,877	$1,306,877	$6,138

Note: A
Investment in real estate:
Balance at beginning of year	$-
Additions through acquisition of ARG , LLC	1,306,877

Balance at end of year	$1,306,877
Accumulated Depreciation
Balance at beginning of year	$-
Additions charged to costs and expenses	6,138
Balance at end of year	$6,138

