Form 10-Q
period 2016-07-31
Progreen US, Inc.
filed 2016-09-19
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 348,385,110 as of September 19, 2016.

PROGREEN US, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2016.

The results of operations for the three months ended July 31, 2016 and 2015 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen US, INC.

Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2016	2016
	(Unaudited)
Assets
Rental property, net accumulated depreciation of $12,489 and $6,138	$811,765	$1,006,560
Property under Development	294,179	294,179
Property	1,105,944	1,300,739
Cash	33,735	189,942
Other receivables - related party	1,848	1,859
Accounts receivable	6,165	1,194
Prepaid expenses	14,690	-
Notes receivable - land contracts	205,747	-
Deposits	934	934
Goodwill	180,011	180,011
Note receivable - related party	260,500	110,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $37,898 and $35,764	9,494	11,628
Total assets	$1,819,068	$1,796,307

Liabilities and Stockholders' Deficit
Accounts payable and accrued expenses	$124,243	$136,740
Accrued interest	4,849	68,211
Accrued interest related party	50,700	149,991
Obligations under capital lease	9,341	11,302
Tenant deposits	11,755	16,030
Notes payable	214,106	275,256
Note payable, related party	40,000	516,000
Note payable -Bank of Birmingham	487,803	490,000
Convertible debenture, net of discount of $1,792 and $0, respectively	20,208	-
Note Payable - AMREFA, net of discount of $0 and $114,189, respectively	-	1,170,811
Related party advances	-	259,000
Total liabilities	963,005	3,093,341
Redeemable convertible preferred stock, Series B
Redeemable, convertible preferred stock, Series B $.0001 par value, 8,534,625 shares authorized, 8,534,625 and 0 shares issued and outstanding at July 31, 2016 and April 30, 2016	1,256,420	-
Stockholders' deficit
Convertible preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 967,031 and 0 shares issued and outstanding, at July 31, 2016 and April 30, 2016	97	-
Common stock, $.0001 par value, 1,500,000,000 shares authorized, 336,919,939 outstanding at July 31, 2016 and April 30, 2016	33,692	33,692
Additional paid in capital	5,114,510	3,700,764
Accumulated deficit	(5,548,656)	(5,031,490)
Total stockholders' deficit	(400,357)	(1,297,034)
Total liabilities and stockholders' deficit	$1,819,068	$1,796,307

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen US, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	July 31,
	2016	2015
Revenues:

Rental revenue	$29,065	$-
Net gain from sale of properties	41,603	-
Commissions revenue	3,570	-
Management fee revenue	-	3,657
Construction services revenue	-	41,900
Other income	50	405
Total Revenue	$74,288	$45,962
Expenses:
Cost of construction services	-	41,492
Selling, General & administrative	103,703	55,564
Professional fees	41,354	72,858
Total operating expenses	$145,057	$169,914

Operating loss	(70,769)	(123,952)
Other expenses and income:
Interest expense, net	(29,095)	(23,908)
Loss on settlement of liabilities, Series A	(428,105)	-
Gain on settlement of liabilities, Series B	10,803	-
Loss before income tax expense	$(517,166)	$(147,860)
Net Loss	$(517,166)	$(147,860)
Net loss per share - basic and fully diluted	$(0.00)	($0.00)
Weighted average shares outstanding - basic and fully diluted	336,919,939	117,798,065

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen US, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Number of Common Stock Issued and Outstanding	Common Stock	Number of Series A Preferred Stock Issued and Outstanding	Preferred Stock Series A	Additional Paid In Capital	Accumulated Deficit	Net Stockholders' Deficit

Balance at April 30, 2016	336,919,939	$33,692	-	$-	$3,700,764	$(5,031,490)	$(1,297,034)

Preferred Series A stock issued in settlement of liabilities	-	-	667,031	67	1,111,651	-	1,111,718
Preferred Series A stock issued for cash	-	-	300,000	30	299,970	-	300,000
Compensation - restricted stock units	-	-	-	-	2,125	-	2,125
Net loss	-	-	-	-	-	(517,166)	(517,166)
Balance at July 31, 2016	336,919,939	$33,692	967,031	$97	$5,114,510	$(5,548,656)	$(400,357)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen US, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 30,
	2016	2015
Cash used in operating activities
Net loss	$(517,166)	$(147,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	2,125	5,125
Depreciation	10,532	3,398
Gain on sale of properties	(41,603)	-
Loss on settlement of liabilities, Series A	428,105	-
Gain on settlement of liabilities, Series B	(10,803)	-
Amortization of debt discount	20,817	-
Common shares issued for services	-	53,500
Changes in operating assets and liabilities:
Other receivables - related party	11	-
Accounts receivable	(4,971)	21,470
Prepaid expenses	(14,690)	2,192
Deposits	(4,275)	-
Accounts payable and accrued expenses	(11,884)	(16,606)
Payable under management agreement	-	(19,460)
Cash used in operating activities	(143,802)	(98,241)

Cash provided by investing activities
Proceeds from (payment of) note receivable	-	(49)
Proceeds from sale of properties	22,000	-
Loan for note receivable - related party	(150,500)	-
Proceeds on land contract	253	-
Cash used in investing activities	(128,247)	(49)

Cash provided by (used in) financing activities
Proceeds from related party stock purchase	100,000	-
Proceeds from advances from related party	-	46,000
Repayment of notes payable	-	(28,196)
Proceeds from convertible debenture	20,000	38,000
Payments on line of credit	(2,197)	-
Decrease in obligations under capital leases	(1,961)	(1,905)
Collection of amount due under stock subscription	-	53,999
Cash provided by financing activities	115,842	107,898

Net change in cash	(156,207)	9,608

Cash at beginning of period	189,942	99,325
Cash at end of period	33,735	108,933
Supplemental information:
Cash paid for interest	$17,676	$16,936

Noncash investing and financing transactions:
Noncash transaction: proceeds from land contracts issued for sale of properties	$206,000	$-
Noncash transaction: Series A Preferred Stock issued in settlement of liabilities	$683,613	$-
Noncash transaction: Series A Preferred Stock for subscription receivable	$200,000	$-
Noncash transaction: Series B Preferred Stock issued in settlement of liabilities	$1,246,614	$-
Noncash transaction: stock issued under convertible debenture	$-	$28,135
Noncash transaction: consolidation of note payable	$-	$289,346

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended July 31, 2016, are not necessarily indicative of the results that may be expected for the year ending April 30, 2017.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to U.S.GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the three months ended July 31, 2016, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended July 31, 2016, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $144,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year. As of July 31, 2016, the Company has approximately $34,000 in cash.

Notes Receivable - Land Contracts

The note receivables land contracts are carried at amortized cost. Interest income on the notes receivable is recognized on the accrual basis based on the principal balances outstanding. Management believes the notes are collectible and therefore, an allowance for doubtful accounts has not been recorded at July 31, 2016 and April 30, 2016.

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

Note 1. Financial Statement Presentation - continued

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending 2017 classifications.

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material impact on our consolidated financial statements.

Note 2. Rental Properties and Property Under Development

Rental properties and property under development at July 31, 2016 and April 30, 2016 are summarized as follows:

	July 31,	April 30,
	2016	2016
Rental properties	$824,254	$1,012,698
Less: accumulated depreciation	(12,489)	(6,138)
Rental properties, net of accumulated depreciation	$811,765	$1,006,560

Property under development	$294,179	$294,179

Depreciation expense for the quarters ended July 31, 2016 and 2015 totaled $8,398 and $0 respectively.

The Company owned eleven and thirteen rental properties as of July 31, 2016 and April 30, 2016, respectively. The Company held one property under development as of July 31, 2016 and April 30, 2016.

Note 3. Notes Receivable - Land Contracts

On May 20, 2016 the Company sold one of its rental properties located at 23270 Helen Street, with a selling price of $119,000. The Company received a deposit of $10,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $109,000, to be paid in monthly installments, including principal and interest, beginning June 1, 2016 through June 1, 2019. The Land Contract bears interest at 9% per annum. In the quarter ended July 31, 2016 the Company recognized a gain on the sale of this property in the amount of $41,507. The balance due under this Land Contract totaled $108,747 as of July 31, 2016.

On June 25, 2016 the Company sold a second one of its rental properties located at 21421 Greenview Avenue with a selling price of $109,000. The Company received a deposit of $12,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $97,000, to be paid in monthly installments, including principal and interest, beginning August 1, 2016 through June 30, 2019. The Land Contract bears interest at 9% per annum. In the quarter ended July 31, 2016 the Company recognized a gain on the sale of this property in the amount of $96. The balance due under this Land Contract totaled $97,000 as of July 31, 2016.

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

Note 4. Note Receivable - Related Party

During the quarter ended July 31, 2016, the Company contributed an additional $150,500 to Baja Joint Venture which is accounted for as a note receivable. Note Receivable - Related Party totaled $260,500 and $110,000 as of July 31, 2016 and April 30, 2016, respectively.

Note 5. Notes Payable

The Company is indebted as follows:

	July 31,	April , 30
	2016	2016
Note Payable to City of Southfield dated October 29, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	$6,000	$6,000

Note Payable to City of Southfield dated September 19, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	8,106	8,106

Note Payable to AMREFA dated June 25, 2015 bears a fixüed rate of interest of 8.00%. Payments plus accrued interest are due biannually as follows; January 15, 2016 $61,150, July 15, 2016 $65,000, January 15, 2017 $65,000 and July 15, 2017 $70,000. The note payable is guaranteed by a majority shareholder.	-	261,150

Mortgage Note payable to AMREFA, is non-interest bearing and is secured by the property at 24442 Kinsel Street, Southfield, Michigan. The note is due upon the sale of the Kinsel Street Property.	200,000	-

	$214,106	$275,256

During the quarter ended July 31, 2106 in connection with the purchase of ARG, the note payable due to AMREFA under the June 2015 Instalment Payment Agreement was paid in full and cancelled with the delivery of a $200,000 Mortgage Note payable to AMREFA together with issuance of 441,084 shares of Series B Preferred Stock to AMREFA, with a fair value of $65,000 in payment of note plus accrued interest. See Note 12. The amount due was comprised of $261,150 principal plus accrued interest of $14,653, for a total due to AMREFA of $275,803. In connection with this payment in full, during the quarter ended July 31, 2016, the Company recorded a gain on settlement of a liability in the amount of $10,803, which is included in other expenses and income in the accompanying unaudited Condensed Consolidated Statements of Operations.

The Mortgage Note is non-interest bearing and is secured by the property at 24442 Kinsel Street, Southfield, Michigan. The Mortgage Note will be paid upon the sale of the Kinsel Street property. Notes payable to AMREFA totaled $200,000 and $265,150 as of July 31, 216 and April 30, 2016, respectively. Accrued interest due AMREFA totaled $0 and $14,653 as of July 31, 2016 and April 30, 2016, respectively. .

Note 6. Note Payable, Related Party

During the quarter ended July 31, 2016, in payment of the note payable related party the Company issued EIG 608,031 shares of Series A Preferred Stock with a total stated value equal to that of the agreed upon principal in the amount of $476,000 plus accrued interest in the amount of $148,613, for a total agreed upon amount of $624,613 and a fair value of $1,013,385. See Note 11. In connection with this payment in full, during the quarter ended July 31, 2016 the Company recorded a loss on settlement of a liability in the amount of $388,772 which is included in other expenses and income in the accompanying unaudited Condensed Consolidated Statements of Operations.

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

Note 6. Note Payable, Related Party – continued

As of July 31, 2016 and April 30, 2016 the outstanding balance of the note payable related party was $0 and $476,000, plus accrued interest of $0 and $148,613, respectively.

The note payable related party is due to the Company’s controller had a balance outstanding of $40,000 as of July 31, 2016 and April 30, 2016. The Company recorded interest expense in connection with this note payable in the amount of $818 and $0 for the quarters ended July 31, 2016 and 2015, respectively. Accrued interest due under this note payable totaled $2,196 and $1,378 as of July 31, 2016 and April 30, 2016, respectively.

Note 7. Note Payable Bank of Birmingham

The note payable had a balance outstanding of $487,803 and $490,000 as of July 31, 2016 and April 30, 2016, respectively and the Company recorded interest expense in connection with this note payable in the amount of $2,520 and $0 for the quarters ended July 31, 2016 and 2015, respectively. Accrued interest due under the note payable totaled $2,520 and $2,858 as of July 31, 2016 and April 30, 2016, respectively.

Principal payment requirements on the notes payable to Bank of Birmingham are as follows:

2017	$9,698
2018	13,699
2019	14,556
2020	15,394
2021	434,456
Thereafter	-
Total	$487,803

Note 8. Financing Agreement and Convertible Debenture

On June 23, 2016, the Company entered into $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC, Dorado, Puerto Rico and filed a Registration Statement for the financing with the SEC on August 31, 2016. . The financing is over a maximum of 36 months. A maximum of 100 million (100,000,000) shares of the Company’s common stock will be registered for this financing. In connection with the execution of the Investment Agreement, the Company issued to Tangiers a commitment fee of a five-year warrant to purchase 4,000,000 shares of common stock, at an exercise price of $.02 per share. As of July, 2016 there have been no draws under the Investment Agreement thus the outstanding balance totaled $0 at July 31, 2016 and April 30, 2016.

Tangiers provided financing to the Company for legal costs in connection with the filing of the Registration Statement through a one-year $22,000 convertible debenture, due June 23, 2017, as amended August 25, 2016, which is convertible into common stock at a conversion price of $.03 per share (“Convertible Debenture”). Under the terms of the Convertible Debenture the Company borrowed the principal amount of $22,000 plus accrued interest at 5.83% per annum with an original issue discount of $2,000. As an investment incentive, the Company issued 4,000,000 5 year cashless warrants, exercisable at $.02 per share. This Note may be prepaid by the Company, in whole or in part, according to the following schedule: under 90 days the prepayment amount is 115% of the principal amount, between 91-135 days the prepayment amount is 125% of the principal amount and between 136-180 days the prepayment amount is 135% of principal. After 180 days from the Effective Date of the Original Note, this Note may not be prepaid without written consent from Holder. Accrued interest totaled $134 and $0 at July 31, 2016 and April 30, 2016, respectively. The outstanding convertible debenture balance totaled $20,208 at July 31, 2016, net of the unamortized original issue discount of $1,792. Amortization of the related discount totaled $208 for the quarter ended July 31, 2016.

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

Note 8. Financing Agreement and Convertible Debenture – continued

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

The Company further analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted beneficial conversion features do not exist.

Note 9. Note Payable AMREFA

During the quarter ended July 31, 2016, in connection with the Company’s purchase of ARG LLC, 8,093,541 shares of Series B Preferred Stock were issued to AMREFA and the note payable to AMREFA in the amount $1,170,811 was paid in full. Amortization of the related discount totaled $20,609 for the quarter ended July 31, 2016. See Note 12.

Note 10. Related Party Advances

During the quarter ended July 31, 2016 in payment of the non-interest bearing advances due EIG in the amount of $59,000 the Company issued 59,000 shares of Series A Preferred Stock to EIG. In connection with this payment in full, during the quarter ended July 31, 2016 the Company recorded a loss on settlement of a liability in the amount of $39,333, which is included in other expenses and income in the accompanying unaudited Condensed Consolidated Statements of Operations. Related party advance from EIG totaled $0 and $59,000 at July 31, 2016 and April 30, 2016, respectively. See Note 11.

During the quarter ended July 31, 2016 in connection with the amount due stockholders in the amount of $200,000, the Company issued 200,000 shares of Series A Preferred Stock. Amount due stockholders totaled $0 and $200,000 at July 31, 2016 and April 30, 2016, respectively. See Note 11.

Note 11. Series A Convertible Preferred Stock

During the quarter ended July 31, 2016, the Company issued all 967,031of the authorized shares of Series A Preferred Stock as follows:

Number of Series A Shares Issued and Outstanding	Preferred Stock Series A	Additional Paid in Capital Series A	Liabilities Settled	Loss on Settlement of Liabilities Series A

608,031	$61	$1,013,324	$624,613	$(388,772)
59,000	6	98,327	59,000	(39,333)
300,000	30	299,970	-	-
967,031	$97	$1,411,621	$683,613	$(428,105)

During the quarter ended July 31, 2016 the Company issued 300,000 shares of Series A Preferred Stock settled in cash of which $200,000 was received in the last quarter of fiscal 2016 and was recorded as amount due stockholders in the amount of $200,000 at April 30, 2016, The remaining $100,000 was received from a related party in the quarter ended July 31, 2016.

See Note 6 and Note 10.

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

Note 11. Series A Convertible Preferred Stock – continued

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

The Company further analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted beneficial conversion features do not exist.

Note 12. Series B Convertible Redeemable Preferred Stock

During the quarter ended July 31, 2016, the Company issued all 8,534,625 of the authorized shares of Series B Preferred Stock to AMREFA as follows:

Number of
Series B Shares		Additional		Gain on Settlement
Issued and	Preferred Stock	Paid In		of Liabilities
Outstanding	Series B	Capital Series B	Total Series B	Series B

441,084	$44	$64,956	$65,000	$10,803
8,093,541	809	1,190,611	1,191,420	-
8,534,625	$853	$1,255,567	$1,256,420	$10,803

See Note 5 and Note 9.

Series B is presented as temporary equity pursuant to ASC 480 as it is not redeemable until February 1, 2017. As of July 31, 2016 and April 30, 2016, 8,534,625 and no shares of Series B Preferred Stock were issued and outstanding, respectively.

The Company further analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted beneficial conversion features do not exist.

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

Note 13. Employee Stock Option Plan

Restricted Stock Units

For the three month period ended July 31, 2016 compensation expense relating to RSUs was recorded as follows:

April 30
2016
Number of restricted stock units issued on December 3, 2012	600,000
Stock price on grant date	$0.03
Vesting Period	4 years
Estimated fair value at issuance	$18,000

May 1, 2016 through July 31, 2016 Compensation Expense	$1,125

Number of restricted stock units issued on June 1, 2014	600,000
Stock price on grant date	$0.02
Vesting Period	3 years
Estimated fair value at issuance	$12,000

May 1, 2016 through July 31, 2016 Compensation Expense	$1,000

Total compensation expense	$2,125

Note 14. Subsequent Events

Subsequent to July 31, 2016, in payment of accrued interest due RF in the amount of $50,700, the Company issued 1,690,000 shares Common Stock, to RF.

Subsequent to July 31, 2016 the Company issued the remaining 9,775,171shares of Common Stock due EIG under the Stock Subscription.

The Company’s board of directors approved the amendments to the Certificate of Incorporation to decrease the authorized Common Stock from 1,500,000,000 shares to 950,000,000 shares on August 24, 2016.

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

The Company was incorporated in Florida on April 23, 1998 and reincorporated in Delaware on December 12, 2008. Effective September 11, 2009, we changed our name from Diversified Product Inspections, Inc. to ProGreen Properties, Inc. to reflect the change in our business operations to the purchase of income producing real estate assets, and changed our name effective July 22, 2016 to Progreen US, Inc. to reflect initiation of development operations in Baja Mexico.

OUR BUSINESS

The purchase of a condominium unit on July 28, 2009 initiated our planned new business operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan, where we believe favorable investment opportunities exist based on current market conditions.

Our offices are located in Oakland County, Michigan. Our business model since our initial property purchases in 2009 has been to acquire, refurbish and upgrade existing properties into more environmentally sustainable, energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, the property would be put back on the market, but now as a fully managed investment property, with a favorable environmental profile and yield. These investment properties are marketed exclusively by ProGreen Realty LLC, a wholly-owned subsidiary of ProGreen and managed by ProGreen Properties Management LLC, another wholly owned subsidiary. In January 2015, ProGreen Construction LLC (“ProGreen Construction”) was formed as a wholly owned subsidiary of the Company to perform all construction and development services for properties which are held and being developed by the Company.

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

RESULTS OF OPERATIONS

Three months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

During the three months ended July 31, 2016, we incurred a net loss of approximately $517,000 compared to a net loss of approximately $148,000 for the three months ended July 31, 2015. Revenue increased approximately $28,000 in the three months ended July 31, 2016 compared to the three months ended July 31, 2015. Proceeds from the sale of properties increased to $228,000 as compared to $0 during the three months ended July 31, 2015 and corresponding cost of properties sold increased to approximately $186,000 as compared to $0 in the three months ended July 31, 2015, resulting in an increase in net gain from sale of properties to approximately $42,000. The Company sold two properties in the three months ended July 31,216 as compared to none in the comparable prior period.

Rental revenue increased to approximately $29,000 as compared to $0 during the three months ended July 31, 2015. The Company received rental income on eleven properties during the three months ended July 31, 2016 as compared to none in the comparable prior period.

Commission revenue increased to approximately $4,000 as compared to $0 during the three months ended July 31, 2015. The Company received commissions on the sale of two properties in the three months ended July 31, 2016. There were no such commissions earned during the three months ended July 31, 2015. Management fee revenue decreased to $0 during the three months ended July 31, 2016 as compared to approximately $4,000 in 2015 as the Company managed no properties in the current fiscal three month period. Construction services revenues were $0 in the three months ended July 31, 2016 as compared to approximately $42,000 in 2015. The decrease is a result of the Company’s acquisition of ARG, for whom the fiscal 2015 construction services were provided.

There have been fluctuations in certain expenses in the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. In the three months ended July 31, 2016 cost of construction services decreased to $0 as compared to approximately $42,000 in the three months ended July 31, 2015, as a result of the Company’s acquisition of ARG, for whom the fiscal 2015 construction services cost were incurred.

General and administrative expenses increased approximately $43,000 for the three months ended July 31, 2016 as compared to the comparable prior period mainly due to the following:

Rental property costs and depreciation expense increased approximately $37,000 and $7,000, respectively, for the three months ended July 31, 2016 as compared to the comparable prior period as a result of costs incurred in connection with the rental properties the Company acquired from ARG in the last quarter of fiscal 2016.

Commission expense increased approximately $7,100 for the three months ended July 31, 2016 as compared to the comparable prior period as a result of a commission paid on the sale of one of the properties.

These increases were partially offset by decreases in certain expenses:

Salary expense decreased approximately $2,100 as result of a reduction in the President’s salary, net of a salary increase due to the addition of an office manager in the current three month period.

Compensation expense decreased approximately $3,000 for the three months ended July 31, 2016 as compared to the comparable prior period. This decrease is attributable to the full vesting of a portion of restricted stock units.

Office rent expense approximately $4,300 for the three months ended July 31, 2016 as compared to the comparable prior period due the Company’s new office space lease.

Professional fees decreased approximately $32,000 for the three months ended July 31, 2016 as compared to the comparable prior period mainly due to fees paid with the issuance of common stock to two consultants in the amount of approximately $54,000 in the three month period ended July 31, 2015. This decrease was partially offset by an increase in legal fees of approximately $11,000 and an increase in accounting and audit fees of approximately $11,000, as a result of fees incurred relating to the Company’s ongoing compliance and financing costs.

Interest expense increased approximately $5,000 for the three months ended July 31, 2016 as compared to the comparable prior period mainly due to increased debt mainly attributable to the ARG purchase in the last quarter of fiscal 2016.

Loss on settlement of liabilities, Series A increased to approximately $428,000 for the three months ended July 31, 2016 as compared to $0 for the comparable prior period due to the issuance of Series A preferred stock in settlement of the note payable to EIG resulting in a loss in the amount of approximately $389,000 and in settlement of the advance due EIG resulting in a loss in the amount of approximately $39,000.

Gain on settlement of liabilities, Series increased to approximately $11,000 for the three months ended July 31, 2016 as compared to $0 for the comparable prior period due to the issuance of Series B preferred stock in settlement of the note payable due AMREFA.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2016, we had total assets of approximately $1,819,000 compared to total assets of approximately $1,796,000 at July 31, 2016. The increase in total assets was primarily due to: Notes Receivable Land Contract which increased approximately $206,000 due to the Company’s issuance of land contracts to the buyers of the two properties sold in the three month period ended July 31, 2016. Note Receivable- Related Party increased $151,000 as a result of the Company’s additional investment in Contel. Accounts receivable increased approximately $5,000 as a result of rental property rent due from tenants as of July 31, 2016. Prepaid expenses increased approximately $15,000 due to the Company’s prepayment of legal fees in connection with SEC filings. These increases in assets were partially offset by a decrease in cash of approximately $156,000 in the three month period ended July 31, 2016

 Cash decreased to approximately $34,000 for the period ended July 31, 2016, compared to cash of $190,000 at July 31, 2016. Cash used in operating activities was approximately $144,000 for the period ended July 31, 2016, as compared with cash used in operating activities of approximately $98,000 in comparable period in fiscal 2015.

At April 30, 2016, we had stockholders’ deficit of approximately $400,000.

Equity Line Financing

On June 23, 2016, the Company entered into $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC, Dorado, Puerto Rico, and filed a Registration Statement for the financing with the SEC on August 31, 2016. The financing is over a maximum of 36 months. A maximum of 100 million (100,000,000) shares of our common stock have been registered for this financing.

We have issued to Tangiers in connection with the execution of the Investment Agreement a commitment fee of a five-year warrant to purchase 4,000,000 shares of common stock, at an exercise price of $.02 per share, and Tangiers has provided financing to us for our legal costs in connection with the filing of the Registration Statement through a one-year $22,000 convertible note, due June 23, 2017, as amended August 25, 2016, convertible into our common stock at a conversion price of $.03 per share .

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

a. Disclosure controls and procedures.

As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a15(e)) as of July 31, 2016, are not effective, due to lack of segregation of duties, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a15.

b. Changes in internal controls over financial reporting.

No changes were made to the Company's internal controls in the quarterly period covered by this report that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last-filed report on Form 8-K covering sales of unregistered securities or on Form 10-Q filed under this item.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
August 10, 2016	Issuance of 9,775,171 shares of common stock pursuant to payment of the final installment of the purchase price of common stock subscribed for pursuant to the subscription agreement between the Company and EIG Capital Investments Ltd., a controlling stockholder of the Company.	EIG Capital Investments Ltd.	NA	$104,000/NA

August 10, 2016	1,690,000 shares of common stock issued in payment of outstanding installment of interest due on outstanding $476,000 convertible debenture.	Rupes Futura AB	NA	$0.03 per share/NA

(1) The issuances to lenders and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Regulation S promulgated by the SEC under the Securities Act.

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

PROGREEN US, INC.

Dated: September 19, 2016	BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

