Form 10-Q
period 2016-10-31
Progreen US, Inc.
filed 2016-12-20
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 348,885,110 as of December 20, 2016.

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

The results of operations for the six months ended October 31, 2016 and 2015 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen US, INC.

Condensed Consolidated Balance Sheets

	October 31,	April 30,
	2016	2016
	(Unaudited)
Assets
Rental property, net accumulated depreciation of $19,982 and $6,138	$804,272	$1,006,560
Property under Development	294,179	294,179
Property	1,098,451	1,300,739
Cash	30,016	189,942
Other receivables - related party	1,714	1,859
Accounts receivable	5,450	1,194
Prepaid expenses	2,090	-
Notes receivable - land contracts	206,041	-
Deposits	934	934
Goodwill	180,011	180,011
Note receivable - related party	305,500	110,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $40,033 and $35,764	7,359	11,628
Total assets	$1,837,566	$1,796,307

Liabilities and Stockholders' Deficit
Accounts payable and accrued expenses	$152,392	$136,740
Accrued interest	9,907	68,211
Accrued interest related party	3,456	149,991
Obligations under capital lease	7,366	11,302
Tenant deposits	11,755	16,030
Notes payable	214,106	275,256
Note payable, related parties, net of discount of $8,652 and $0, respectively	81,348	516,000
Note payable - Bank of Birmingham	484,666	490,000
Derivative liabilities	168,983	-
Convertible debentures, net of discount of $92,730 and $0, respectively	34,270	-
Note Payable - AMREFA, net of discount of $0 and $114,189, respectively	-	1,170,811
Related party advances	-	259,000
Total liabilities	1,168,249	3,093,341
Redeemable convertible preferred stock, Series B
Redeemable, convertible preferred stock, Series B $.0001 par value, 8,534,625 shares authorized, 8,534,625 and 0 shares issued and outstanding at October 31, 2016 and April 30, 2016	1,278,465	-
Stockholders' deficit
Convertible preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 967,031 and 0 shares issued and outstanding, at October 31, 2016 and April 30, 2016	97	-
Common stock, $.0001 par value, 950,000,000 shares authorized, 348,885,110 and 336,919,939 outstanding at October 31, 2016 and April 30, 2016	34,888	33,692
Additional paid in capital	5,068,339	3,700,764
Accumulated deficit	(5,712,472)	(5,031,490)
Total stockholders' deficit	(609,148)	(1,297,034)
Total liabilities and stockholders' deficit	1,837,566	$1,796,307

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen US, INC.

Condensed Consolidated Statements of Operations

Unaudited

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Revenues:

Rental revenue	$19,540	$-	$48,605	$-
Net gain from sale of properties	-	-	41,603	-
Commissions revenue	-	-	3,570	-
Management fee revenue	-	3,501	-	7,158
Construction services revenue	-	109,702	-	151,602
Other income	-	325	50	730
Total Revenue	$19,540	$113,528	$93,828	$159,490
Expenses:
Cost of construction services	-	96,262	-	137,754
Selling, General & administrative	83,769	49,376	187,472	104,940
Professional fees	90,921	25,126	132,275	97,984
Total operating expenses	$174,690	$170,764	$319,747	$340,678

Operating loss	(155,150)	(57,236)	(225,919)	(181,188)
Other expenses and income:
Interest expense, net	(25,326)	(69,736)	(54,421)	(93,644)
Loss on settlement of liabilities, convertible preferred stock, Series A	-	-	(428,105)	-
Gain on settlement of liabilities, redeemable, convertible preferred stock, Series B	-	-	10,803	-
Gain on change in fair value of derivative liabilities	16,660	5,777	16,660	5,777
Loss before income tax expense	$(163,816)	$(121,195)	$(680,982)	$(269,055)
Net Loss	$(163,816)	$(121,195)	$(680,982)	$(269,055)
Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and fully diluted	347,399,765	140,354,489	342,159,852	129,076,277

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen US, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

Unaudited

	Number of Common Stock Issued and Outstanding	Common Stock	Number of Series A Preferred Stock Issued and Outstanding	Preferred Stock Series A	Additional Paid In Capital	Accumulated Deficit	Net Stockholders' Deficit

Balance at April 30, 2016	336,919,939	$33,692	-	$-	$3,700,764	$(5,031,490)	$(1,297,034)

Stock issued under convertible debenture	500,000	50	-	-	7,497	-	7,547
Stock issued under previous subscription agreement	9,775,171	977	-	-	(977)	-	-
Stock issued in settlement of accrued interest	1,690,000	169	-	-	50,531	-	50,700
Tainting due to convertible debt and warrants	-	-	-	-	(83,302)	-	(83,302)
Accretion of redeemable, convertible preferred stock, Series B	-	-	-	-	(22,045)	-	(22,045)
Convertible preferred stock, Series A issued in settlement of liabilities	-	-	667,031	67	1,111,651	-	1,111,718
Convertible preferred stock, Series A issued for subscription receivable	-	-	200,000	20	199,980	-	200,000
Convertible preferred stock, Series A issued for cash from related party			100,000	10	99,990		100,000
Compensation - restricted stock units	-	-	-	-	4,250	-	4,250
Net loss	-	-	-	-	-	(680,982)	(680,982)
Balance at October 31, 2016	348,885,110	$34,888	967,031	$97	$5,068,339	$(5,712,472)	$(609,148)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen US, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended
	October 31,
	2016	2015
Cash used in operating activities
Net loss	$(680,982)	$(269,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	4,250	7,250
Depreciation	20,160	6,796
Gain on sale of properties	(41,603)	-
Gain on change in fair value of derivative liabilities	(16,660)	(5,777)
Loss on settlement of liabilities, Series A	428,105	-
Gain on settlement of liabilities, Series B	(10,803)	-
Amortization of debt discount	36,115	43,246
Common shares issued for services	-	53,500
Changes in operating assets and liabilities:
Other receivables - related party	145	-
Accounts receivable	(4,256)	(26,057)
Prepaid expenses	(2,949)	2,135
Deposits	(4,275)	(1,500)
Accounts payable and accrued expenses	24,779	15,024
Payable under management agreement	-	(29,142)
Cash used in operating activities	(247,974)	(203,580)

Cash provided by investing activities
Proceeds from note receivable	818	(98)
Proceeds from sale of properties	22,000	-
Loan for note receivable - related party	(195,500)	-
Proceeds on land contract		-
Cash used in investing activities	(172,682)	(98)

Cash provided by (used in) financing activities
Proceeds from Convertible preferred stock, Series A issued for cash from related party	100,000	-
Proceeds from advances from related party	50,000	46,000
Repayment of notes payable	-	(28,196)
Proceeds from convertible debentures	120,000	68,000
Payments on line of credit	(5,334)
Decrease in obligations under capital leases	(3,936)	(3,824)
Collection of amount due under stock subscription	-	53,999
Cash provided by financing activities	260,730	135,979

Net change in cash	(159,926)	(67,699)

Cash at beginning of period	189,942	99,325
Cash at end of period	30,016	31,626
Supplemental information:
Cash paid for interest	$15,870	$16,803

Noncash investing and financing transactions:
Notes receivable - land contracts issued for sale of properties	$206,000	$-
Convertible preferred stock, Series A issued in settlement of liabilities	$683,613	$-
Convertible preferred stock, Series A issued for subscription receivable	$200,000	$-
Redeemable, convertible preferred stock, Series B issued in settlement of liabilities	$1,246,614	$-
Accretion of redeemable, convertible preferred stock, Series B	$22,045	$-
Stock issued under previous subscription agreement	$977	$-
Stock issued in settlement of accrued interest	$50,700	$-
Debt discount on common stock issued along with debt	$7,547	$-
Discount on derivatives	$102,341	$27,906
Reclass of APIC to derivative due to tainting	$83,302	$(260,941)
Stock issued under convertible debenture	$-	$53,050
Consolidation of note payable	$-	$261,150
Derivative liability extinguished on conversion	$-	$49,764
Reclass from derivative to APIC due to tainting ended	$-	$212,694

 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

Unaudited

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended October 31, 2016, are not necessarily indicative of the results that may be expected for the year ending April 30, 2017.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to U.S.GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the six months ended October 31, 2016, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Fair Value of Financial Instruments

The Company records convertible debt and warrants at fair value on a recurring basis.  Estimated fair values of the Company's convertible debt and derivatives liability were calculated based upon quoted market prices. See Notes 8 and 9.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended October 31, 2016, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $248,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of October 31, 2016, the Company has approximately $30,000 in cash.

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

Unaudited

Note 1. Financial Statement Presentation - continued

Notes Receivable - Land Contracts

The note receivables land contracts are carried at amortized cost. Interest income on the notes receivable is recognized on the accrual basis based on the principal balances outstanding. Management believes the notes are collectible and therefore, an allowance for doubtful accounts has not been recorded at October 31, 2016 and April 30, 2016.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending 2017 classifications.

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material impact on our consolidated financial statements.

Note 2. Rental Properties and Property under Development

Rental properties and property under development at October 31 and April 30, 2016 are summarized as follows:

	October 31,	April 30,
	2016	2016
Rental properties	$824,254	$1,012,698
Less: accumulated depreciation	(19,982)	(6,138)
Rental properties, net of accumulated depreciation	$804,272	$1,006,560

Property under development	$294,179	$294,179

Depreciation expense for the six month periods ended October 31, 2016 and 2015 totaled $15,891and $0, respectively.

The Company owned eleven and thirteen rental properties as of October 31, and April 30, 2016, respectively. The Company held one property under development as of October 31, and April 30, 2016.

Note 3. Notes Receivable - Land Contracts

On May 20, 2016 the Company sold one of its rental properties located at 23270 Helen Street, with a selling price of $119,000. The Company received a deposit of $10,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $109,000 to be paid in monthly installments, including principal and interest, beginning June 1, 2016 through June 1, 2019. The Land Contract bears interest at 9% per annum. In the six months ended October 31, 2016 the Company recognized a gain on the sale of this property in the amount of $41,507. The balance due under this Land Contract totaled $109,606 as of October 31, 2016.

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

Unaudited

Note 3. Notes Receivable - Land Contracts - continued

On June 25, 2016 the Company sold a second one of its rental properties located at 21421 Greenview Avenue with a selling price of $109,000. The Company received a deposit of $12,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $97,000, to be paid in monthly installments, including principal and interest, beginning August 1, 2016 through June 30, 2019. The Land Contract bears interest at 9% per annum. In the six months ended October 31, 2016 the Company recognized a gain on the sale of this property in the amount of $96. The balance due under this Land Contract totaled $96,435 as of October 31, 2016.

Note 4. Note Receivable - Related Party

During the six months ended October 31, 2016, the Company contributed an additional $195,500 to Baja Joint Venture which is accounted for as an investment. Note Receivable - Related Party totaled $305,500 and $110,000 as of October 31, 2016 and April 30, 2016, respectively.

Note 5. Notes Payable

The Company is indebted as follows:

	October 31,	April 30,
	2016	2016
Note Payable to City of Southfield dated October 29, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	$6,000	$6,000

Note Payable to City of Southfield dated September 19, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	8,106	8,106

Note Payable to AMREFA dated June 25, 2015 bears a fixed rate of interest of 8.00%. Payments plus accrued interest are due biannually as follows; January 15, 2016 $61,150, July 15, 2016 $65,000, January 15, 2017 $65,000 and July 15, 2017 $70,000. The note payable is guaranteed by a majority shareholder.	-	261,150

Mortgage Note payable to AMREFA, is non-interest bearing and is secured by the property at 24442 Kinsel Street, Southfield, Michigan. The note is due upon the sale of the Kinsel Street Property.	200,000	-

	$214,106	$275,256

During the six months ended October 31, 2016 in connection with the purchase of ARG, the note payable due to AMREFA under the June 2015 Instalment Payment Agreement was paid in full and cancelled with the delivery of a $200,000 Mortgage Note payable to AMREFA together with issuance of 441,084 shares of Series B Preferred Stock to AMREFA, with a fair value of $65,000 in payment of note plus accrued interest. See Note 12. The amount due was comprised of $261,150 principal plus accrued interest of $14,653, for a total due to AMREFA of $275,803. In connection with this payment in full, during the six months ended October 31, 2016, the Company recorded a gain on settlement of a liability in the amount of $10,803, which is included in other expenses and income in the accompanying unaudited Condensed Consolidated Statements of Operations.

The Mortgage Note is non-interest bearing and is secured by the property at 24442 Kinsel Street, Southfield, Michigan. The Mortgage Note will be paid upon the sale of the Kinsel Street property. Notes payable to AMREFA totaled $200,000 and $265,150 as of October 31, 2016 and April 30, 2016, respectively. Accrued interest due AMREFA totaled $0 and $14,653 as of October 31, 2016 and April 30, 2016, respectively.

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

Unaudited

Note 6. Notes Payable, Related Parties

During the six months ended October 31, 2016, in payment of the note payable related party the Company issued EIG 608,031 shares of Series A Preferred Stock with a total stated value equal to that of the agreed upon principal in the amount of $476,000 plus accrued interest in the amount of $148,613, for a total agreed upon amount of $624,613 and a fair value of $1,013,385. See Note 14. In connection with this payment in full, during the six months ended October 31, 2016 the Company recorded a loss on settlement of a liability in the amount of $388,772 which is included in other expenses and income in the accompanying unaudited Condensed Consolidated Statements of Operations.

As of October 31, 2016 and April 30, 2016 the outstanding balance of the note payable related party was $0 and $476,000, plus accrued interest of $0 and $148,613, respectively.

On August 2, 2016, the Company entered into a credit line promissory note (“Credit Line”) with its President and Chief Executive Officer (“President”) whereby the Company may borrow up to $250,000 with interest at a rate of five (5%) percent per annum due on July 31, 2017. The Credit Line is unsecured. During the six months ended October 31, 2016 the Company borrowed $50,000 under the Credit Line. As a result of the derivatives calculation an additional discount of $9,888 was recorded. Notes payable related parties includes the amount due to the Company’s President with a balance outstanding of $50,000 less the unamortized discount of $8,652 as of October 31, 2016 and $0 as of April 30, 2016. Amortization of the related discount totaled $1,236 for the six months ended October 31, 2016. The Company recorded interest expense in connection with this Credit Line in the amount of $443 and $0 for the six months ended October 31, 2016 and 2015, respectively. Accrued interest due under this Credit Line totaled $443 and $0 as of October 31, 2016 and April 30, 2016, respectively.

Also, in connection with the Credit Line, the Company issued the President common stock purchase warrants. The warrants entitle the President to purchase ten shares of common stock for each one ($1.00) dollar of total disbursements by the President to the Company, of up to 2,500,000 shares of common stock at an exercise price of $0.05. During the six months ended October 31, 2016, 50,000 of these warrants were issued in various denominations between August 2, 2016 through September 13, 2016, resulting in a total number of warrant shares of 500,000 as of October 31, 2016. The warrants have a five year term. See Note 8 and Note 17.

In addition, notes payable related parties includes an amount due to the Company’s controller with a balance outstanding of $40,000 as of October 31, 2016 and April 30, 2016. The Company recorded interest expense in connection with this note payable in the amount of $1,635 and $0 for the six months ended October 31, 2016 and 2015, respectively. Accrued interest due under this note payable totaled $3,013 and $1,378 as of October 31, 2016 and April 30, 2016, respectively.

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

Unaudited

Note 7. Note Payable Bank of Birmingham

The note payable had a balance outstanding of $484,666 and $490,000 as of October 31, 2016 and April 30, 2016, respectively and the Company recorded interest expense in connection with this note payable in the amount of $17,970 and $0 for the six months ended October 31, 2016 and 2015, respectively. Accrued interest due under the note payable totaled $2,100 and $2,858 as of October 31, 2016 and April 30, 2016, respectively.

Principal payment requirements on the notes payable to Bank of Birmingham are as follows:

2017	$6,584
2018	13,701
2019	14,558
2020	15,395
2021	434,428
Thereafter	-
Total	$484,666

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

As of October 31, 2016, the Company held certain financial instruments that are measured at fair value on a recurring basis. These consisted of convertible debt totaling $34,270 and $0 with a derivative liability totaling $168,983 (including stock warrants) and $0 at October 31, 2016 and 2015, respectively, which are categorized as Level 3. The related gain on derivatives totaled $16,660 for the six month period ended October 31, 2016. Gain on derivatives totaled $5,777 for the six month period ended October 31, 2015.

See Notes 7 and 9.

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

Unaudited

Note 9 - Derivative Liabilities

During the six months ended October 31, 2016, the Company identified conversion features embedded within its convertible debt. See Note 10. The Company has determined that the conversion feature of the Hoppel convertible note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the Note is not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Hoppel convertible note tainted all other convertible instruments (Tangier convertible notes and all warrants) and these convertible instruments were treated as derivatives as well. Therefore, the fair value of the derivative instruments has been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair value of the embedded derivative liabilities on the convertible notes were determined using a multinomial lattice models on the issuance dates with the assumptions in the table below. The fair value of the warrants was calculated using a Black-Scholes valuation model.

 The fair value of the Company’s derivative liabilities at October 31, 2016 is as follows:

April 30, 2016 balance	$-
Discount on debt	102,341
Reclass from equity due to tainting	83,302
Fair value mark- to market adjustment	(16,660)
Derivatives liabilities, balance	$168,983

The fair values at the commitment dates and remeasurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the six months ended October 31, 2016:

The stock prices ranged from $0.0198 to $0.0114 in this periods would fluctuate with the Company projected volatility;

An event of default for the Convertible Note would occur 0% of the time, increasing 0.5% per month to a maximum of 5%;

Alternative financing for the Convertible Notes would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

The Holder would automatically convert (limited by trading volume and ownership limits of 4.99% to 9.99%) the note starting after 180 days if the company was not in default.

The projected annual volatility for each valuation period was based on the historical volatility of the company and the remaining term of the instrument and ranged from 160% to 306%.

The risk-free rates were based on the remaining term of the instrument and ranged from 0.51% to 1.84%.

See Note 8.

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

Unaudited

Note 10. Financing Agreement and Convertible Debentures

Tangiers Convertible Note and Financing Agreement

On August 25, 2016, the Company entered into an Amended and Restated 5.83% Fixed Convertible Promissory Note with Tangiers Global, LLC (“Tangiers convertible note”). This note amended the previously entered into 5.83% Fixed Convertible Promissory Note dated June 23, 2016 in the principal amount of $22,000 including an original issue discount in the amount of $2,000. This convertible note is due and payable on June 23, 2017 with guaranteed interest of 5.83% of the principal amount. This note is convertible at the election of the Holder from time to time after the issuance date. The note converts at $0.03. Conversion is limited such that the holder cannot exceed 9.99% beneficial ownership. In the event of default, the amount of principal not paid is subject to a default interest rate of 15% and a default penalty of 35%.

The Company may prepay the amounts outstanding to the holder at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 115% (for the first 90 days) up to 135%, multiplied by the sum of: the then outstanding principal amount of this Note plus accrued and unpaid interest on the unpaid principal amount of this Note. The prepayment term was further amended in the subsequent period, see Note 17.

In connection with the Tangiers convertible note, the Company issued Tangiers a Common Stock Purchase Warrant. The warrant entitled the holder to purchase up to 4,000,000 shares of common stock at an exercise price of $0.02. The warrant expires on June 23, 2021. The warrant contains standard adjustments for stock dividends and splits, allows cashless exercise, and provides for alternative consideration or cash payment upon a fundamental transaction.

The outstanding Tangiers convertible note balance totaled $20,712 at October 31, 2016, net of the unamortized original issue discount of $1,288. Amortization of the related discount totaled $712 for the six months ended October 31, 2016. Accrued interest totaled $457 and $0 at October 31, 2016 and April 30, 2016, respectively.

On June 23, 2016, the Company entered into a $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC, Dorado, Puerto Rico and filed a Registration Statement for the financing with the SEC on August 31, 2016. The financing is over a maximum of 36 months. A maximum of 100 million (100,000,000) shares of the Company’s common stock will be registered for this financing. In connection with the execution of the Investment Agreement, the Company issued to Tangiers a commitment fee of a five-year warrant to purchase 4,000,000 shares of common stock, at an exercise price of $.02 per share. As of October, 2016 there have been no draws under the Investment Agreement thus the outstanding balance totaled $0 at October 31, 2016 and April 30, 2016.

Hoppel Convertible Note

On September 13, 2016, the Company issued a convertible promissory note in the amount of principal amount of $105,000 to Lucas Hoppel (“Hoppel convertible note”). This convertible note is due and payable on March 13, 2017 with interest of a one-time charge of 7%. This note is convertible upon the event of default (as defined in the Hoppel convertible note agreement), if not cured within five calendar days following the default event, at the election of the Holder. The note converts at 65% of the average of the three daily lowest trades occurring during the fifteen previous trading days. Conversion is limited such that the holder cannot exceed 4.99% beneficial ownership, or 9.99% if the market capitalization is less than $2,500,000. In the event of default, the amount of principal not paid is subject to a 25% penalty and a daily penalty of $1,000 and the note becomes immediately due and payable.

The Company may prepay the amounts outstanding to the holder at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 100%(for the first 90 days) up to 120%, multiplied by the sum of: the then outstanding principal amount of this Note plus accrued and unpaid interest on the unpaid principal amount of this Note.

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

Unaudited

Note 10. Financing Agreement and Convertible Debentures - continued

In connection with the Hoppel convertible note, the Company issued Lucas Hoppel a Common Stock Purchase Warrant. The warrant entitled the holder to purchase up to 1,000,000 shares of common stock at an exercise price of $0.05. The warrant expires on September 13, 2023. The warrant contains standard adjustments for stock dividends and splits, and allows cashless exercise after six months. In addition, Lucas Hoppel was issued 500,000 common shares as an inducement to enter into the financing. If the note has not been repaid in full and the share price at any time falls below $0.0125 after the six month repayment period, then the Company will issue an additional 500,000 shares. A total of $105,000 debt discount was recorded on the note including original issuance discount of $5,000, stock issuance discount of $7,547 and derivative discount of $92,453.

The outstanding Hoppel convertible note balance totaled $13,558 at October 31, 2016, net of the unamortized discount of $91,442. Amortization of the related discounts totaled $13,558 for the six months ended October 31, 2016. Accrued interest totaled $7,350 and $0 at October 31, 2016 and April 30, 2016, respectively. See Note 9.

Note 11. Note Payable AMREFA

During the six months ended October 31, 2016, in connection with the Company’s purchase of ARG LLC, 8,093,541 shares of Series B Preferred Stock were issued to AMREFA and the note payable to AMREFA in the amount $1,170,811 was paid in full. Amortization of the related discount totaled $20,609 for the six months ended October 31, 2016. See Note 15.

Note 12. Related Party Advances

During the six months ended October 31, 2016 in payment of the non-interest bearing advances due EIG in the amount of $59,000 the Company issued 59,000 shares of Series A Preferred Stock to EIG. In connection with this payment in full, during the six months ended October 31, 2016 the Company recorded a loss on settlement of a liability in the amount of $39,333, which is included in other expenses and income in the accompanying unaudited Condensed Consolidated Statements of Operations. Related party advance from EIG totaled $0 and $59,000 at October 31, 2016 and April 30, 2016, respectively. See Note 14.

During the six months ended October 31, 2016 in connection with the amount due stockholders in the amount of $200,000, the Company issued 200,000 shares of Series A Preferred Stock. Amount due stockholders totaled $0 and $200,000 at October 31, 2016 and April 30, 2016, respectively. See Note 14.

Note 13. Common Stock

On August 10, 2016, in payment of accrued interest due RF in the amount of $50,700, the Company issued 1,690,000 shares Common Stock, to RF.

On August 10, 2016, the Company issued the remaining 9,775,171 shares of Common Stock due EIG under the Stock Subscription for which the proceeds were received in a prior year.

On October 17, 2016, in connection Hoppel Financing the Company issued 500,000 shares of Common Stock.See Note 10.

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

Unaudited

Note 14. Series A Convertible Preferred Stock

During the six months ended October 31, 2016, the Company issued all 967,031of the authorized shares of Series A Preferred Stock as follows:

Number of Series A Shares Issued and Outstanding	Preferred Stock Series A	Additional Paid in Capital Series A	Liabilities Settled	Loss on Settlement of Liabilities Series A

608,031	$61	$1,013,324	$624,613	$(388,772)
59,000	6	98,327	59,000	(39,333)
300,000	30	299,970	-	-
967,031	$97	$1,411,621	$683,613	$(428,105)

During the six months ended October 31, 2016 the Company issued 300,000 shares of Series A Preferred Stock settled in cash of which $200,000 was received in the last quarter of fiscal 2016 and was recorded as amount due stockholders in the amount of $200,000 at April 30, 2016. The remaining $100,000 was received in the six months ended October 31, 2016.

See Note 6 and Note 12.

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

Note 15. Series B Convertible Redeemable Preferred Stock

During the six months ended October 31, 2016, the Company issued all 8,534,625 of the authorized shares of Series B Preferred Stock to AMREFA, recorded at fair value as of the issuance date, as follows:

Number of
Series B Shares		Additional		Gain on Settlement
Issued and	Preferred Stock	Paid In		of Liabilities
Outstanding	Series B	Capital Series B	Total Series B	Series B

441,084	$44	$64,956	$65,000	$10,803
8,093,541	809	1,190,611	1,191,420	-
8,534,625	$853	$1,255,567	$1,256,420	$10,803

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

Unaudited

Note 15. Series B Convertible Redeemable Preferred Stock - continued

See Notes 5 and 11.

From the date of issuance of the Series B Preferred Shares through October 31, 2016 the Company accreted $22,045 of the purchase discount. As of October 31, 2015, the Series B Preferred Shares had a fair value of $1,278,465.

Series B is presented as temporary equity in the accompanying Condensed Consolidated Balance Sheet pursuant to ASC 480 as it is not redeemable until February 1, 2017. As of October 31, 2016 and April 30, 2016, 8,534,625 and no shares of Series B Preferred Stock were issued and outstanding, respectively.

The Company further analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted beneficial conversion features do not exist.

Note 16. Employee Stock Option Plan

Restricted Stock Units

For the six month period ended October 31, 2016 compensation expense relating to RSUs was recorded as follows:

October 31,
2016
Number of restricted stock units issued on December 3, 2012	600,000
Stock price on grant date	$0.03
Vesting Period	4 years
Estimated fair value at issuance	$18,000

May 1, 2016 through October 31, 2016 Compensation Expense	$2,250

Number of restricted stock units issued on June 1, 2014	600,000
Stock price on grant date	$0.02
Vesting Period	3 years
Estimated fair value at issuance	$12,000

May 1, 2016 through October 31, 2016 Compensation Expense	$2,000

Total compensation expense	$4,250

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

Unaudited

Note 17. Subsequent Events

Subsequent to October 31, 2016 the Company borrowed an additional $112,000 under the Credit Line with its President resulting in the issuance of an additional warrants to purchase 1,120,000 shares of the Company’s common stock with an exercise price of $0.05. The warrants have a five year term. See Note 6.

On December 6, 2016 the Company amended its Certificate of Incorporation to reduce the number of shares of common stock the Company is authorized to issue from 1,500,000,000 to 950,000,000.

On December 9, 2016, the Company amended the Tangiers convertible note as follows; The Company may prepay the amounts outstanding to the holder at any time up to the 204th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to: 115% (for the first 90 days), 125% (for the next 91-135 days), 135% (for the next 136-180 days) multiplied by the then outstanding principal amount of this Note or $31,200 (135% of Principal plus $1,500, including interest). After January 16, 2017 the Note may not be prepaid without consent from the Holder. If the Note is in default (as defined by the Original Note) the Company may not prepay the note without consent of the Holder. See Note10.

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

On December 6, 2016 we filed with the Secretary of State of Delaware a Certificate of Amendment to our Certificate of Incorporation that reduced the number of shares of common stock the Company is authorized to issue from 1,500,000,000 to 950,000,000.

OUR BUSINESS

 The purchase of a condominium unit on July 28, 2009 initiated our planned new business operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan, where we believe favorable investment opportunities exist based on current market conditions.

Our offices are located in Oakland County, Michigan. Our business model since our initial property purchases in 2009 has been to acquire, refurbish and upgrade existing properties into more environmentally sustainable, energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single-family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, the property would be put back on the market, but now with a favorable environmental profile. In January 2015, ProGreen Construction LLC (“ProGreen Construction”) was formed as a wholly owned subsidiary of the Company to perform all construction and development services for properties which are held and being developed by the Company.

We have expanded our real estate development operations to include Baja California, Mexico. On February 12, 2016, we signed a definitive joint venture agreement with Inmobiliaria Contel S.R.L.C.V. for the first tract of land of approximately 300 acres for agriculture use. In addition, we have formed Procon joint venture subsidiary. Procon will be the holding company for further non-agricultural land and real estate developments. The company will be managed by a board of Managing Directors consisting of three members, of which two will be representing Progreen and one representing Contel.

RESULTS OF OPERATIONS

Three months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

During the three months ended October 31, 2016, we incurred a net loss of approximately $ 164,000 compared to a net loss of approximately $121,000 for the three months ended October 31, 2015. Revenue decreased approximately $94,000 in the three months ended October 31, 2016 compared to the three months ended October 31, 2015.

Rental revenue increased to approximately $20,000 as compared to $0 during the three months ended October 31, 2015. The Company received rental income on seven properties during the three months ended October 31, 2016 as compared to none in the comparable prior period.

Management fee revenue decreased to $0 during the three months ended October 31, 2016 as compared to approximately $4,000 in 2015 as the Company managed no properties in the current fiscal three month period. Construction services revenues were $0 in the three months ended October 31, 2016 as compared to approximately $110,000 in 2015. The decrease is a result of the Company’s acquisition of ARG, for whom the fiscal 2015 construction services were provided.

There have been fluctuations in certain expenses in the three months ended October 31, 2016, as compared to the three months ended October 31, 2015. In the three months ended October 31, 2016 cost of construction services decreased to $0 as compared to approximately $96,000 in the three months ended October 31, 2015, as a result of the Company’s acquisition of ARG, for whom the fiscal 2015 construction services cost were incurred.

General and administrative expenses increased approximately $34,000 for the three months ended October 31, 2016 as compared to the comparable prior period mainly due to the following:

Rental property costs and depreciation expense increased approximately $14,000 and $6,000, respectively, for the three months ended October 31, 2016 as compared to the comparable prior period as a result of costs incurred in connection with the rental properties the Company acquired from ARG in the last quarter of fiscal 2016.

The reserve for the guarantee relating to the sale of rental properties increased to $0, for the three months ended October 31, 2016 as compared to a credit of approximately $6,000 in the comparable prior period as a result of the reversal of the reserve upon expiration of the guarantee period.

Salary expense increased approximately $12,000 during the three months ended October 31, 2016 as compared to the comparable prior period due to the addition of an office manager in the current quarter.

These increases were partially offset by decreases in certain expenses:

Office rent expense and office expense decreased approximately $3,000 for the three months ended October 31, 2016 as compared to the comparable prior period due the Company’s new office space lease and due to cost cutting measures.

Auto expense decreased approximately $1,000 for the three months ended October 31, 2016 as compared to the comparable prior period due to the reduction in the number of vehicles used by the Company.

Professional fees increased approximately $66,000 for the three months ended October 31, 2016 as compared to the comparable prior period mainly due to:

Audit and accounting fees increased approximately $33,000 in the three month period ended October 31, 2016 as compared to the prior comparable quarter, mainly due to increased fees paid to our auditors and to our outside accountants due to the increased complexity of accounting issues and regulatory compliance costs.

An increase in legal fees paid in the amount of approximately $20,000 in the three month period ended October 31, 2016 as a result of our S-1 filing.

An increase in fees paid relating to investor relations and other expenses incurred as a result of our public company filings in the amount of approximately $13,000 in the three month period ended October 31, 2016.

Interest expense, net decreased approximately $44,000 for the three months ended October 31, 2016 as compared to the comparable prior period mainly due to the decrease in amounts paid in connection with the AMREFA debt in the prior comparable quarter and the payoff of the RF debenture in the first quarter of fiscal 2017.

 Derivatives gain increased to approximately $17,000 for the three months ended October 31, 2016 as compared to $6,000 for the comparable prior period due to the fair value adjustments in connection with the convertible notes and common stock warrants in the current three month period.

Six months Ended October 31, 2016 Compared to Six Months Ended October 31, 2015

During the six months ended October 31, 2016, we incurred a net loss of approximately $681,000 compared to a net loss of approximately $269,000 for the six months ended October 31, 2015. Revenue decreased approximately $66,000 in the six months ended October 31, 2016 compared to the six months ended October 31, 2015. Proceeds from the sale of properties increased to $228,000 as compared to $0 during the six months ended October 31, 2015 and corresponding cost of properties sold increased to approximately $186,000 as compared to $0 in the six months ended October 31, 2015, resulting in an increase in net gain from sale of properties to approximately $42,000. The Company sold two properties in the six months ended October 31, 2016 as compared to none in the comparable prior period.

Rental revenue increased to approximately $49,000 as compared to $0 during the six months ended October 31, 2015. The Company received rental income on seven properties during the six months ended October 31, 2016 as compared to none in the comparable prior period.

Commission revenue increased to approximately $ 4,000 as compared to $0 during the six months ended October 31, 2015. The Company received commissions on the sale of two properties in the six months ended October 31, 2016. There were no such commissions earned during the six months ended October 31, 2015. Management fee revenue decreased to $0 during the six months ended October 31, 2016 as compared to approximately $7,000 in 2015 as the Company managed no properties in the current fiscal six month period. Construction services revenues were $0 in the six months ended October 31, 2016 as compared to approximately $152,000 in 2015. The decrease is a result of the Company’s acquisition of ARG, for whom the fiscal 2015 construction services were provided.

There have been fluctuations in certain expenses in the six months ended October 31, 2016, as compared to the six months ended October 31, 2015. In the six months ended October 31, 2016 cost of construction services decreased to $0 as compared to approximately $138,000 in the six months ended October 31, 2015, as a result of the Company’s acquisition of ARG, for whom the fiscal 2015 construction services cost were incurred.

General and administrative expenses increased approximately $83,000 for the six months ended October 31, 2016 as compared to the comparable prior period mainly due to the following:

Rental property costs and depreciation expense increased approximately $43,000 and $ 13,000, respectively, for the six months ended October 31, 2016 as compared to the comparable prior period as a result of costs incurred in connection with the rental properties the Company acquired from ARG in the last quarter of fiscal 2016.

Commission expense increased approximately $7,100 for the six months ended October 31, 2016 as compared to the comparable prior period as a result of a commission paid on the sale of one of the properties.

Travel fees increased approximately $9,000, for the six months ended October 31, 2016 as compared to the comparable prior period as a result of business travel to Mexico.

Salary expense increased approximately $22,000 in the current six months ended October 31, 2016 as compared to the comparable prior period mainly due to the addition of an office manager and corrections to payroll tax expense.

Compensation expense increased approximately $3,000 for the six months ended October 31, 2016 as compared to the comparable prior period due to the vesting of a portion of restricted stock units.

These increases were partially offset by decreases in certain expenses:

Office rent expense decreased approximately $7,200 for the six months ended October 31, 2016 as compared to the comparable prior period due the Company’s new office space lease.

Office expense and auto expense decreased approximately $5,100 for the six months ended October 31, 2016 as compared to the comparable prior period due cost cutting measures.

Professional fees increased approximately $34,000 for the six months ended October 31, 2016 as compared to the comparable prior period mainly due to the following:

Audit, accounting and legal and fees increased approximately $71,000 mainly due to our S-1 filing, the increased complexity of accounting issues and regulatory compliance costs.

Investor and OTC fees increased approximately $16,000 for the six months ended October 31, 2016 as compared to the comparable prior period.

These increases were partially offset due to fees paid with the issuance of common stock to two consultants in the amount of approximately $53,000 in the six month period ended October 31, 2015.

Interest expense decreased to approximately $54,000 for the six months ended October 31, 2016 as compared to $94,000 for the comparable prior period due to the reduction in debt and the amortization of prior period debt discounts.

Loss on settlement of liabilities, Series A increased to approximately $428,000 for the six months ended October 31, 2016 as compared to $0 for the comparable prior period due to the issuance of Series A preferred stock in settlement of the note payable to EIG resulting in a loss in the amount of approximately $389,000 and in settlement of the advance due EIG resulting in a loss in the amount of approximately $39,000.

Gain on settlement of liabilities, Series B increased to approximately $11,000 for the six months ended October 31, 2016 as compared to $0 for the comparable prior period due to the issuance of Series B preferred stock in settlement of the note payable due AMREFA.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2016, we had total assets of approximately $1,796,000 compared to total assets of approximately $1,838,000 at October 31, 2016. The increase in total assets was primarily due to: Notes Receivable Land Contract which increased approximately $206,000 due to the Company’s issuance of land contracts to the buyers of the two properties sold in the six month period ended October 31, 2016. Note Receivable- Related Party increased $195,000 as a result of the Company’s additional investment in Contel. Accounts receivable increased approximately $4,000 as a result of rental property rent due from tenants as of October 31, 2016. Prepaid expenses increased approximately $2,000 due to the Company’s prepayment of legal fees in connection with SEC filings. These increases in assets were partially offset by a decrease in rental properties of approximately $ 202,000, as a result of the sale of two properties in the six months ended October 31, 2016 and a decrease in cash of approximately $160,000 in the six month period ended October 31, 2016

Cash decreased to approximately $30,000 for the period ended October 31, 2016, compared to cash of $190,000 at April 30, 2016. Cash used in operating activities was approximately $248,000 for the period ended October 31, 2016, as compared with cash used in operating activities of approximately $204,000 in the comparable period in fiscal 2015.

At October 31, 2016, we had stockholders’ deficit of approximately $609,000 as compared to a deficit of approximately $1,297,000 at April 30, 2016.

Equity Line Financing

On June 23, 2016, the Company entered into a $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC, Dorado, Puerto Rico, and filed a Registration Statement for the financing with the SEC on August 31, 2016. The financing is over a maximum of 36 months. A maximum of 100 million (100,000,000) shares of our common stock have been registered for this financing.

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

a. Disclosure controls and procedures.

As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a15(e)) as of October 31, 2016, are not effective, due to lack of segregation of duties, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a15.

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

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
October 17, 2016	500,000 shares of common stock.	Private Investor	NA	$7,547/NA

(1)  The issuances to lenders and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Regulation S promulgated by the SEC under the Securities Act.

ITEM 6.	EXHIBITS.

3.1(h)	Certificate of Amendment, filed with the Delaware Secretary of State on December 6, 2016.

10.37b	Amendment dated December 9, 2016 to Amended and Restated 5.83% Fixed Convertible Promissory Note, dated August 25, 2016, issued to Tangiers Global, LLC, filed herewith.

31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith

**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

PROGREEN US, INC.

Dated: December 20, 2016	BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

