Form 10-Q
period 2017-01-31
Progreen US, Inc.
filed 2017-03-22
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

The number of shares outstanding the issuer’s common stock, par value $.0001 per share, was 349,811,110 as of March 21, 2017.

PROGREEN US, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016.

The results of operations for the three and nine months ended January 31, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen US, INC.

Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2017	2016
	(Unaudited)
Assets
Rental property, net accumulated depreciation of $25,482 and $6,138	$738,972	$1,006,560
Property under Development	294,179	294,179
Land under Development	500,000	-
Property	1,533,151	1,300,739
Cash	63,990	189,942
Other receivables - related party	1,925	1,859
Accounts receivable	9,410	1,194
Prepaid expenses	2,090	-
Notes receivable - land contracts	204,665	-
Deposits	934	934
Goodwill	180,011	180,011
Note receivable - related party	325,500	110,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $42,167 and $35,764	5,225	11,628
Total assets	$2,326,901	$1,796,307

Liabilities and Stockholders' Deficit
Accounts payable and accrued expenses	$121,887	$136,740
Accrued interest	16,747	68,211
Accrued interest related party	5,918	149,991
Obligations under capital lease	5,377	11,302
Tenant deposits	11,755	16,030
Notes payable	214,106	275,256
Note payable, related parties, net of discount of $23,887 and $0, respectively	210,113	516,000
Note payable - Bank of Birmingham	454,059	490,000
Derivative liabilities	316,595	-
Convertible debentures, net of discount of $124,616 and $0, respectively	85,384	-
Dividend Payable	39,505
Note Payable - AMREFA, net of discount of $0 and $114,189, respectively	-	1,170,811
Liability under land contract	488,000
Related party advances		259,000
Total liabilities	1,969,446	3,093,341
Redeemable convertible preferred stock, Series B
Redeemable, convertible preferred stock, Series B $.0001 par value, 8,534,625 shares authorized, 8,534,625 and 0 shares issued and outstanding at January 31, 2017 and April 30, 2016	1,300,968	-
Stockholders' deficit
Convertible preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 967,031 and 0 shares issued and outstanding, at January 31, 2017 and April 30, 2016	97	-
Common stock, $.0001 par value, 950,000,000 shares authorized, 349,811,110 and 336,919,939 outstanding at January 31, 2017 and April 30, 2016	34,981	33,692
Additional paid in capital	5,059,527	3,700,764
Accumulated deficit	(6,038,118)	(5,031,490)
Total stockholders' deficit	(943,513)	(1,297,034)
Total liabilities and stockholders' deficit	$2,326,901	$1,796,307

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen US, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Revenues:

Rental revenue	$23,595	$-	$72,200	$-
Net gain from sale of properties	18,650	-	60,253	-
Commissions revenue	-	-	3,570	-
Management fee revenue	-	3,686	-	10,844
Construction services revenue	-	28,874	-	180,476
Other income	280	155	330	885
Total Revenue	$42,525	$32,715	$136,353	$192,205
Expenses:
Cost of construction services	-	29,354	-	167,108
Selling, General & administrative	111,242	54,136	298,714	159,076
Bad debt expense (recovery)	(2,235)	2,137	(2,235)	2,137
Professional fees	30,763	73,501	163,038	171,485
Total operating expenses	$139,770	$159,128	$459,517	$499,806

Operating loss	(97,245)	(126,413)	(323,164)	(307,601)
Other expenses and income:
Interest expense, net	(100,513)	(73,072)	(154,934)	(166,716)
Gain on sale of fixed asset	-	8,147	-	8,147
Loss on settlement of liabilities, convertible preferred stock, Series A	-	-	(428,105)	-
Gain on settlement of liabilities, redeemable, convertible preferred stock, Series B	-	-	10,803	-
Loss on change in fair value of derivative liabilities	(40,958)	(664,820)	(24,298)	(659,043)
Loss before income tax expense	$(238,716)	$(856,158)	$(919,698)	$(1,125,213)
Net Loss	$(238,716)	$(856,158)	$(919,698)	$(1,125,213)
Net loss per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average shares outstanding - basic and fully diluted	348,995,827	164,888,511	344,438,511	141,013,688

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen US, INC.

Condensed Consolidated Statements of Stockholders’ Deficit
Unaudited

	Number of Common Stock Issued and Outstanding	Common Stock	Number of Series A Preferred Stock Issued and Outstanding	Preferred Stock Series A	Additional Paid In Capital	Accumulated Deficit	Net Stockholders' Deficit

Balance at April 30, 2016	336,919,939	$33,692	-	$-	$3,700,764	$(5,031,490)	$(1,297,034)

Stock issued under convertible debenture	1,426,000	143	-	-	19,812	-	19,955
Stock issued under previous subscription agreement	9,775,171	977	-	-	(977)	-	-
Stock issued in settlement of accrued interest	1,690,000	169	-	-	50,531	-	50,700
Tainting due to convertible debt and warrants	-	-	-	-	(83,302)	-	(83,302)
Accretion of redeemable, convertible preferred stock, Series B	-	-	-	-	(44,548)	-	(44,548)
Dividend on redeemable, convertible preferred stock, Series B	-	-	-	-	-	(86,930)	(86,930)
Convertible preferred stock, Series A issued in settlement of liabilities	-	-	667,031	67	1,111,651	-	1,111,718
Convertible preferred stock, Series A issued for subscription receivable	-	-	200,000	20	199,980	-	200,000
Convertible preferred stock, Series A issued for cash from related party			100,000	10	99,990		100,000
Compensation - restricted stock units	-	-	-	-	5,626	-	5,626
Net loss	-	-	-	-	-	(919,698)	(919,698)
Balance at January 31, 2017	349,811,110	$34,981	967,031	$97	$5,059,527	$(6,038,118)	$(943,513)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen US, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended
	January 31,
	2017	2016
Cash used in operating activities
Net loss	$(919,698)	$(1,125,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	5,626	9,375
Depreciation	29,244	9,077
Bad debt expense (recovery)	(2,235)	2,137
Gain on sale of asset	-	(8,147)
Gain on sale of properties	(60,253)	-
Loss on change in fair value of derivative liabilities	24,298	659,043
Loss on settlement of liabilities, Series A	428,105	-
Gain on settlement of liabilities, Series B	(10,803)	-
Amortization of debt discount	113,056	93,464
Common shares issued for services	-	53,500
Changes in operating assets and liabilities:		-
Other receivables - related party	(66)	-
Accounts receivable	(5,981)	11,727
Prepaid expenses	(2,090)	2,346
Deposits	(4,275)	2,420
Accounts payable and accrued expenses	(14,853)	112,308
Accrued interest	18,429
Payable under management agreement	-	(36,884)
Cash used in operating activities	(401,496)	(214,847)

Cash provided by investing activities
Proceeds from sale of asset	-	10,000
Proceeds from note receivable	1,335	-
Proceeds from sale of properties	99,000	-
Purchase of land	(12,000)
Loan for note receivable - related party	(215,500)	-
Proceeds on land contract	-	-
Cash used in investing activities	(127,165)	10,000

Cash provided by (used in) financing activities
Proceeds from Convertible preferred stock, Series A issued for cash from related party	100,000	-
Proceeds from advances from related party	194,000	59,000
Repayment of notes payable	-	(28,196)
Proceeds from convertible debentures	220,000	68,000
Repayment of convertible debentures	(22,000)
Payments on line of credit	(35,941)
Decrease in obligations under capital leases	(5,925)	(5,756)
Dividend paid by cash	(47,425)	53,999
Cash provided by financing activities	402,709	147,047
Net change in cash	(125,952)	(57,800)
Cash at beginning of period	189,942	99,325
Cash at end of period	$63,990	$41,525
Supplemental information:
Cash paid for interest	$27,170	$17,162

Noncash investing and financing transactions:
Notes receivable - land contracts issued for sale of properties	$206,000	$-
Land purchased under land contract	$488,000	$-
Convertible preferred stock, Series A issued in settlement of liabilities	$683,613	$-
Convertible preferred stock, Series A issued for subscription receivable	$200,000	$-
Redeemable, convertible preferred stock, Series B issued in settlement of liabilities	$1,246,614	$-
Accretion of redeemable, convertible preferred stock, Series B	$44,548	$-
Dividend declared not paid, redeemable, convertible preferred stock, Series B	$39,505	$-
Stock issued under previous subscription agreement	$977	$-
Stock issued in settlement of accrued interest	$50,700	$-
Discount on derivatives	$208,995	$140,925
Reclass of APIC to derivative due to tainting	$83,302	$(260,941)
Stock issued under convertible debenture	$19,955	$69,635
Consolidation of note payable	$-	$261,150
Derivative liability extinguished on conversion	$-	$102,645
Reclass from derivative to APIC due to tainting ended	$-	$212,694

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Unaudited

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended January 31, 2017, are not necessarily indicative of the results that may be expected for the year ending April 30, 2017.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to U.S.GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the nine months ended January 31, 2017, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

On January 23, 2017, ProGreen US, Inc.’s subsidiary in Baja California, Mexico, Procon Baja JV (Procon), entered into a definitive purchase agreement for, and has taken possession of, a large tract of land situated near the town of El Rosario in Baja California. In connection with this purchase the Company has recorded land in the amount of $500,000, paid $12,000 and recorded a liability under land contract for the balance due in the amount of $488,000 as of January 31, 2017. The land, planned for residential real estate development, is bordering the Pacific Ocean and covers a total area of 2,056 ha (5,100 acres) with 7,5 km (4.7 miles) of ocean front. See Note 3.

On January 15, 2017 the Company entered into a loan agreement with its 51% owned subsidiary Procon Baja JV (“Procon”) whereby the Company has agreed it will grant a loan to Procon in as much amount as is needed to accomplish Procon’s objectives. Procon will repay all borrowings received under the loan once Procon has sufficient income. The loan amounts bear interest at a 6% per annum from the date of each borrowing until repaid. During the nine month period ended January 31, 2017 the Company loaned Procon $20,000 to commence operations. All significant intercompany accounts and transactions have been eliminated. FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. Procon is owned by Progreen (51%) and Inmobiliaria Contel S.R.L.C.V. (Contel (49%) and is included in the Company’s consolidated financial statements for the period ended January 31, 2017. The accrued interest payable was immaterial for the nine months ended January 31, 2017 and was not accrued, thus there is no noncontrolling interest recorded as of the current period end. Procon is the holding company for non-agricultural land and real estate developments. See Note 3.

Fair Value of Financial Instruments

The Company records convertible debt and warrants at fair value on a recurring basis.  Estimated fair values of the Company's convertible debt and derivatives liability were calculated based upon quoted market prices. See Notes 9 and 10.

ProGreen US, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Unaudited

Note 1. Financial Statement Presentation – continued

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended January 31, 2017, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $401,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year.  As of January 31, 2017, the Company has approximately $64,000 in cash.

Land under Development

Land under development is recorded at cost.

Notes Receivable - Land Contracts

The note receivables land contracts are carried at amortized cost. Interest income on the notes receivable is recognized on the accrual basis based on the principal balances outstanding. Management believes the notes are collectible and therefore, an allowance for doubtful accounts has not been recorded at January 31, 2017.

Liability under Land Contract

Liability under land contract is recorded at cost.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending 2017 classifications.

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material impact on our consolidated financial statements.

ProGreen US, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Unaudited

Note 2. Rental Properties and Property under Development

Rental properties and property under development at January 31, 2017 and April 30, 2016 are summarized as follows:

	January 31,	April 30,
	2017	2016
Rental properties	$764,454	$1,012,698
Less: accumulated depreciation	(25,482)	(6,138)
Rental properties, net of accumultaed depreciation	$738,972	$1,006,560

Property under development	$294,179	$294,179

Depreciation expense for the Company’s rental properties for the nine month periods ended January 31, 2017 and 2016 totaled $22,841and $0, respectively.

The Company owned ten and thirteen rental properties as of January 31, 2017, and April 30, 2016, respectively. The Company held one property under development as of January 31, 2017, and April 30, 2016.

Note 3. Land under Development and Liability under Land Contract

The Company held land under development in the amount of $500,000 and $0 as of January 31, 2017, and April 30, 2016, respectively. During the period ended January 31, 2017 Procon, the Company’s joint venture subsidiary purchased the first tract of land for residential real estate development. Under the terms of the definitive purchase agreement the Company has recorded land at cost in the amount of $500,000, paid $12,000 of the purchase price and recorded a liability under land contract for the balance due in the amount of $488,000 as of January 31, 2017. See Note 1. The payments are due as follows:

Year Ending	April 30,
2017	$38,000
2018	50,000
2019	100,000
2020	100,000
2021	100,000
2022	100,000
$488,000

ProGreen US, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Unaudited

Note 4. Notes Receivable - Land Contracts and Gain on Sale of Properties

On May 20, 2016 the Company sold one of its rental properties located at 23270 Helen Street, with a selling price of $119,000. The Company received a deposit of $10,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $109,000 to be paid in monthly installments, including principal and interest, beginning June 1, 2016 through June 1, 2019. The Land Contract bears interest at 9% per annum. In the nine months ended January 31, 2017 the Company recognized a gain on the sale of this property in the amount of $41,507. The balance due under this Land Contract totaled $108,339 as of January 31, 2017.

On June 25, 2016 the Company sold a second one of its rental properties located at 21421 Greenview Avenue with a selling price of $109,000. The Company received a deposit of $12,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $97,000, to be paid in monthly installments, including principal and interest, beginning August 1, 2016 through June 30, 2019. The Land Contract bears interest at 9% per annum. In the nine months ended January 31, 2017 the Company recognized a gain on the sale of this property in the amount of $96. The balance due under this Land Contract totaled $96,326 as of January 31, 2017.

On November 4, 2016 the Company sold a third one of its rental properties located at 29108 Tessmer Court with a selling price of $77,000. The entire $77,000 was received in cash during the nine months ended January 31, 2017. In the nine months ended January 31, 2017 the Company recognized a gain on the sale of this property in the amount of $18,650.

Note 5. Note Receivable - Related Party

During the nine months ended January 31, 2017, the Company contributed an additional $215,500 to Baja Joint Venture which is accounted for as an investment. Note Receivable - Related Party totaled $325,500 and $110,000 as of January 31, 2017 and April 30, 2016, respectively. See Note 18.

Note 6. Notes Payable

The Company is indebted as follows:

	January 31,	April 30,
	2017	2016
Note Payable to City of Southfield dated October 29, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	$6,000	$6,000

Note Payable to City of Southfield dated September 19, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	8,106	8,106

Note Payable to AMREFA dated June 25, 2015 bears a fixed rate of interest of 8.00%. Payments plus accrued interest are due biannually as follows; January 15, 2016 $61,150, July 15, 2016 $65,000, January 15, 2017 $65,000 and July 15, 2017 $70,000. The note payable is guaranteed by a majority shareholder.	-	261,150

Mortgage Note payable to AMREFA, is non-interest bearing and is secured by the property at 24442 Kinsel Street, Southfield, Michigan. The note is due upon the sale of the Kinsel Street Property.	200,000	-

	$214,106	$275,256

ProGreen US, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Unaudited

Note 6. Notes Payable – continued

During the nine months ended January 31, 2017 in connection with the purchase of ARG, the note payable due to AMREFA under the June 2015 Instalment Payment Agreement was paid in full and cancelled with the delivery of a $200,000 Mortgage Note payable to AMREFA together with issuance of 441,084 shares of Series B Preferred Stock to AMREFA, with a fair value of $65,000 in payment of note plus accrued interest. See Note 16. The amount due was comprised of $261,150 principal plus accrued interest of $14,653, for a total due to AMREFA of $275,803. In connection with this payment in full, during the nine months ended January 31, 2017, the Company recorded a gain on settlement of a liability in the amount of $10,803, which is included in other expenses and income in the accompanying unaudited Condensed Consolidated Statements of Operations.

The Mortgage Note is non-interest bearing and is secured by the property at 24442 Kinsel Street, Southfield, Michigan. The Mortgage Note will be paid upon the sale of the Kinsel Street property. Notes payable to AMREFA totaled $200,000 and $265,150 as of January 31, 2017 and April 30, 2016, respectively. Accrued interest due AMREFA totaled $0 and $14,653 as of January 31, 2017 and April 30, 2016, respectively.

Note 7. Notes Payable, Related Parties

During the nine months ended January 31, 2017, in payment of the note payable related party the Company issued EIG 608,031 shares of Series A Preferred Stock with a total stated value equal to that of the agreed upon principal in the amount of $476,000 plus accrued interest in the amount of $148,613, for a total agreed upon amount of $624,613 and a fair value of $1,013,385. See Note 15. In connection with this payment in full, during the nine months ended January 31, 2017 the Company recorded a loss on settlement of a liability in the amount of $388,772 which is included in other expenses and income in the accompanying unaudited Condensed Consolidated Statements of Operations.

As of January 31, 2017 and April 30, 2016 the outstanding balance of the note payable related party was $0 and $476,000, plus accrued interest of $0 and $148,613, respectively.

On August 2, 2016, the Company entered into a credit line promissory note (“Credit Line”) with its President and Chief Executive Officer (“President”) whereby the Company may borrow up to $250,000 with interest at a rate of five (5%) percent per annum due on July 31, 2017. The Credit Line is unsecured. During the nine months ended January 31, 2017 the Company borrowed $194,000 under the Credit Line. As a result of the derivatives calculation an additional discount of $28,950 was recorded. Notes payable related parties includes the amount due to the Company’s President with a balance outstanding of $194,000 less the unamortized discount of $23,887 as of January 31, 2017 and $0 as of April 30, 2016. Amortization of the related discount totaled $ 5,063 for the nine months ended January 31, 2017. The Company recorded interest expense in connection with this Credit Line in the amount of $2,087 and $0 for the nine months ended January 31, 2017 and 2016, respectively. Accrued interest due under this Credit Line totaled $2,087 and $0 as of January 31, 2017 and April 30, 2016, respectively.

Also, in connection with the Credit Line, the Company issued the President common stock purchase warrants. The warrants entitle the President to purchase ten shares of common stock for each one ($1.00) dollar of total disbursements by the President to the Company, of up to 2,500,000 shares of common stock at an exercise price of $0.05. During the nine months ended January 31, 2017, 194,000 of these warrants were issued in various denominations between August 2, 2016 through January 23, 2017, resulting in a total number of warrant shares of 1,940,000 as of January 31, 2017. The warrants have a five year term. See Notes 9, 10 and 18.

In addition, notes payable related parties includes an amount due to the Company’s controller with a balance outstanding of $40,000 as of January 31, 2017 and April 30, 2016. The Company recorded interest expense in connection with this note payable in the amount of $2,453 and $0 for the nine months ended January 31, 2017 and 2016, respectively. Accrued interest due under this note payable totaled $3,831 and $1,378 as of January 31, 2017 and April 30, 2016, respectively.

ProGreen US, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Unaudited

Note 8. Note Payable Bank of Birmingham

The note payable had a balance outstanding of $454,059 and $490,000 as of January 31, 2017 and April 30, 2016, respectively and the Company recorded interest expense in connection with this note payable in the amount of $25,056 and $0 for the nine months ended January 31, 2017 and 2016, respectively. Accrued interest due under the note payable totaled $2,047 and $2,858 as of January 31, 2017 and April 30, 2016, respectively.

Principal payment requirements on the notes payable to Bank of Birmingham are as follows:

2017	$3,810
2018	15,442
2019	16,408
2020	17,367
2021	401,032
Thereafter	-
Total	$454,059

See Note 4.

Note 9. Fair Value Measurement

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

As of January 31, 2017, the Company held certain financial instruments that are measured at fair value on a recurring basis. These consisted of convertible debt totaling $85,384 and $0 with a derivative liability totaling $316,595 (including stock warrants) and $0 at January 31, 2017 and April 30, 2016, respectively, which are categorized as Level 3. The related loss on derivatives totaled $24,298 for the nine month period ended January 31, 2017. Loss on derivatives totaled $40,958 for the three month period ended January 31, 2017.

See Notes 7, 10 and 11.

ProGreen US, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Unaudited

Note 10 - Derivative Liabilities

During the nine months ended January 31, 2017, the Company identified conversion features embedded within its convertible debt. See Note 11. The Company has determined that the conversion feature of the Hoppel convertible note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the Note is not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Hoppel convertible note tainted all other convertible instruments (all warrants) and these convertible instruments were treated as derivatives as well. Therefore, the fair value of the derivative instruments has been recorded as liabilities on the balance sheet with the corresponding amount recorded as discounts to the Notes. Such discounts will be accreted from the issuance date to the maturity date of the Notes. The change in the fair value of the derivative liabilities will be recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liabilities on the balance sheet. The fair value of the embedded derivative liabilities on the convertible notes were determined using a multinomial lattice models on the issuance dates with the assumptions in the table below. The fair value of the warrants was calculated using a Black-Scholes valuation model.

 The fair value of the Company’s derivative liabilities at January 31, 2017 is as follows:

April 30, 2016 balance	$-
Discount on debt	208,995
Reclass from equity due to tainting	83,302
Fair value mark- to market adjustment	24,298
Derivatives liabilities, balance	$316,595

The fair values at the commitment dates and remeasurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the quarter ended January 31, 2017:

The stock prices ranged from $0.0134 to $0.0114 in this period would fluctuate with the Company projected volatility;

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

The projected annual volatility for each valuation period was based on the historical volatility of the Company and the remaining term of the instrument and ranged from 152% to 170% and 302% to 308%.

Default at maturity would occur 100% of the time for the Hoppel Notes and they would convert at a percentage of market.

The risk-free rates were based on the remaining term of the instrument and ranged from 0.52% to 1.92%.

See Notes 7, 9 and 11.

ProGreen US, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Unaudited

Note 11. Financing Agreement and Convertible Debentures

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

The Tangiers convertible note was redeemed in full on January 9, 2017. Amortization of the related discount totaled $2,000 for the nine months ended January 31, 2017. Interest in the amount of $9,200 was paid in the final settlement of Tangiers convertible note.

On June 23, 2016, the Company entered into a $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC, Dorado, Puerto Rico and filed a Registration Statement for the financing with the SEC on August 31, 2016. The financing is over a maximum of 36 months. A maximum of 100 million (100,000,000) shares of the Company’s common stock will be registered for this financing. As of January 31, 2017 there have been no draws under the Investment Agreement thus the outstanding balance totaled $0 at January 31, 2017 and April 30, 2016.

Hoppel Convertible Notes

On September 13, 2016, the Company issued a convertible promissory note in the amount of principal amount of $105,000 to Lucas Hoppel (“Hoppel Convertible Note 1”). This convertible note is due and payable on March 13, 2017 with interest of a one-time charge of 7%. This note is convertible upon the event of default (as defined in the Hoppel convertible note agreement), if not cured within five calendar days following the default event, at the election of the Holder. The note converts at 65% of the average of the three daily lowest trades occurring during the fifteen previous trading days. Conversion is limited such that the holder cannot exceed 4.99% beneficial ownership, or 9.99% if the market capitalization is less than $2,500,000. In the event of default, the amount of principal not paid is subject to a 25% penalty and a daily penalty of $1,000 and the note becomes immediately due and payable.

ProGreen US, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Unaudited

Note 11. Financing Agreement and Convertible Debentures – continued

On January 20, 2017, the Company issued a convertible promissory note in the amount of principal amount of $105,000 to Lucas Hoppel (“Hoppel Convertible Note 2”). This convertible note is due and payable on July 20, 2017 with interest of a one-time charge of 7%. This note is convertible upon the event of default (as defined in the Hoppel convertible note agreement), if not cured within five calendar days following the default event, at the election of the Holder. The note converts at 65% of the average of the three daily lowest trades occurring during the fifteen previous trading days. Conversion is limited such that the holder cannot exceed 4.99% beneficial ownership, or 9.99% if the market capitalization is less than $2,500,000. In the event of default, the amount of principal not paid is subject to a 25% penalty and a daily penalty of $1,000 and the note becomes immediately due and payable.

The Company may prepay the amounts outstanding to the holder, under either Hoppel convertible note, at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 100%(for the first 90 days) up to 120%, multiplied by the sum of: the then outstanding principal amount of the Note plus accrued and unpaid interest on the unpaid principal amount of the Note.

In connection with Hoppel Convertible Note 1, the Company issued Lucas Hoppel a Common Stock Purchase Warrant. The warrant entitled the holder to purchase up to 1,000,000 shares of common stock at an exercise price of $0.05. The warrant expires on September 13, 2023. The warrant contains standard adjustments for stock dividends and splits, and allows cashless exercise after six months. In addition, Lucas Hoppel was issued 500,000 common shares as an inducement to enter into the financing. See Note 14. If the note has not been repaid in full and the share price at any time falls below $0.0125 after the six month repayment period, then the Company will issue an additional 500,000 shares. A total of $105,000 debt discount was recorded on Hoppel Convertible Note 1including original issuance discount of $5,000, stock issuance discount of $7,547 and derivative discount of $92,453.

In connection with Hoppel Convertible Note 2, the Company issued Lucas Hoppel a Common Stock Purchase Warrant. The warrant entitled the holder to purchase up to 1,000,000 shares of common stock at an exercise price of $0.03. The warrant expires on January 20, 2022. The warrant contains standard adjustments for stock dividends and splits, and allows cashless exercise after six months. In addition, Lucas Hoppel was issued 926,000 common shares as an inducement to enter into the financing. See Note 14. If the note has not been repaid in full and the share price at any time falls below $0.0125 after the six month repayment period, then the Company will issue an additional 926,000 shares. A total of $105,000 debt discount was recorded on Hoppel Convertible Note 2 including original issuance discount of $5,000, stock issuance discount of $12,408 and derivative discount of $87,592.

The outstanding Hoppel Convertible Note 1 and Note 2 balances totaled $85,384 at January 31, 2017, net of the unamortized discount of $124,616. Amortization of the related discounts totaled $85,384 for the nine months ended January 31, 2017. Accrued interest totaled $14,700 and $0 at January 31, 2017 and April 30, 2016, respectively. See Notes 9 and 10.

Note 12. Note Payable AMREFA

During the nine months ended January 31, 2017, in connection with the Company’s purchase of ARG LLC, 8,093,541 shares of Series B Preferred Stock were issued to AMREFA and the note payable to AMREFA in the amount $1,170,811 was paid in full. Amortization of the related discount totaled $20,609 for the nine months ended January 31, 2017. See Notes 6 and 16.

Note 13. Related Party Advances

During the nine months ended January 31, 2017 in payment of the non-interest bearing advances due EIG in the amount of $59,000 the Company issued 59,000 shares of Series A Preferred Stock to EIG. In connection with this payment in full, during the nine months ended January 31, 2017 the Company recorded a loss on settlement of a liability in the amount of $39,333, which is included in other expenses and income in the accompanying unaudited Condensed Consolidated Statements of Operations. Related party advance from EIG totaled $0 and $59,000 at January 31, 2017 and April 30, 2016, respectively. See Note 15.

ProGreen US, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Unaudited

Note 13. Related Party Advances – continued

During the nine months ended January 31, 2017 in connection with the amount due stockholders in the amount of $200,000, the Company issued 200,000 shares of Series A Preferred Stock. Amount due stockholders totaled $0 and $200,000 at January 31, 2017 and April 30, 2016, respectively. See Note 15.

Note 14. Common Stock

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

In connection with Hoppel Financing on October 17, 2016 and January 26, 2017, the Company issued 500,000 and 926,000 shares of Common Stock, respectively. See Note 11.

Note 15. Series A Convertible Preferred Stock

During the nine months ended January 31, 2017, the Company issued all 967,031of the authorized shares of Series A Preferred Stock as follows:

Number of Series A Shares Issued and Outstanding	Preferred Stock Series A	Additional Paid in Capital Series A	Liability Settled	Loss on Settlement of Liabilities Series A

608,031	$61	$1,013,324	$624,613	$(388,772)
59,000	6	98,327	59,000	(39,333)
300,000	30	299,970	-	-

967,031	$97	$1,411,621	$683,613	$(428,105)

During the nine months ended January 31, 2017 the Company issued 300,000 shares of Series A Preferred Stock settled in cash of which $200,000 was received in the last quarter of fiscal 2016 and was recorded as amount due stockholders in the amount of $200,000 at April 30, 2016. The remaining $100,000 was received in the nine months ended January 31, 2017.

See Note 7 and Note 13.

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

ProGreen US, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Unaudited

Note 16. Series B Convertible Redeemable Preferred Stock and Dividend Payable

During the nine months ended January 31, 2017, the Company issued all 8,534,625 of the authorized shares of Series B Preferred Stock to AMREFA, recorded at fair value as of the issuance date, as follows:

Number of
Series B Shares		Additional		Gain on Settlement
Issued and	Preferred Stock	Paid In		of Liabilities
Outstanding	Series B	Capital Series B	Total Series B	Series B

441,084	$44	$64,956	$65,000	$10,803
8,093,541	809	1,190,611	$1,191,420
				-
8,534,625	$853	$1,255,567	$1,256,420	$10,803

See Notes 5 and 11.

From the date of issuance of the Series B Preferred Shares through January 31, 2017 the Company accreted $44,548 of the purchase discount. As of January 31, 2017, the Series B Preferred Shares had a fair value of $1,300,968.

Each holder of record on September 8, 2016 and March 8, 2017 of the Series B Preferred Stock shall be entitled to receive a cash dividend at the annual rate of 7% of the Stated Value of the shares of Series B Preferred Stock held by such holder. During the nine month period ended January 31, 2017 the Company paid Series B cash dividends in the amount of $47,425and accrued an additional $39,505 for a total dividend of $86,930 as of January 31, 2017.

Series B is presented as temporary equity in the accompanying Condensed Consolidated Balance Sheet pursuant to ASC 480 as it is not redeemable until February 1, 2017. As of January 31, 2017 and April 30, 2016, 8,534,625 and no shares of Series B Preferred Stock were issued and outstanding, respectively.

The Company further analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted beneficial conversion features do not exist.

ProGreen US, INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Unaudited

Note 17. Employee Stock Option Plan

Restricted Stock Units

For the nine month period ended January 31, 2017 compensation expense relating to RSUs was recorded as follows:

January 31,
2017
Number of restricted stock units issued on December 3, 2012	600,000
Stock price on grant date	$0.03
Vesting Period	4 years
Estimated fair value at issuance	$18,000

May 1, 2016 through January 31, 2017 Compensation Expense	$2,626

Number of restricted stock units issued on June 1, 2014	600,000
Stock price on grant date	$0.02
Vesting Period	3 years
Estimated fair value at issuance	$12,000

May 1, 2016 through January 31, 2017 Compensation Expense	$3,000

Total compensation expense	$5,626

Note 18. Subsequent Events

On February 1, 2017, the Company increased its commitment to contribute up to $1,000,000 from $350,000 to Baja Joint Venture. See Note 5.

On February 1, 2017 the Company issued five year warrants to purchase 1,500,000 shares of common stock, at an exercise price of $.011 per share to each of two separate consultants for services. The warrants will be vested in three equal installments starting from April 30, 2017 and following on April 30, 2018 and April 30, 2019.

Subsequent to January 31, 2017, the Company borrowed an additional $56,000 under the Credit Line with its President resulting in the issuance of additional warrants to purchase 560,000 shares of the Company’s common stock with an exercise price of $0.05. This completed the Company’s borrowings pursuant to the August 2, 2016 credit line note in the amount of $250,000 and the five-year common stock purchase warrant to purchase 2,500,000 shares of common stock at an exercise price of $.05 per share were issued to the Company’s President which were due upon completion of advances to the Company. See Note 7.

On February 21, 2017 the Company’s President entered into an additional one year 5% Promissory Note credit line agreement of up to $250,000 with the Company, on the same terms as those of the August 2, 2016 agreement, and has commenced advances to the Company under the new Promissory Note. As of March 20, 2017 the President has advanced the Company $195,000 under this Promissory Note.

On February 21, 2017, the Company sold to an institutional lender a convertible note in the amount of $103,500, bearing interest at the rate of 12% per annum, and due November 30, 2017. The note is convertible any time 180 days after issuance date, conversion price equal to 58% multiplied by the average of the lowest 2 trading price during the 15 trading days prior to the conversion.

On March 15, the Company issued to Bellridge Capital, LP a $5,000 Original Issue Discount 10% Convertible Debenture (the "Debenture") in the principal amount of $105,000, due March 15, 2018.

On March 21, 2017, the Company issued a 7% Fixed Convertible Promissory Note in the principal amount of $105,000 due September 21, 2018 to Tangiers Global, LLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and other financial information included elsewhere in this report.

Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

GENERAL

Throughout this Form 10-Q, the terms “we,” “us,” “our,” “ProGreen” and the “Company” refer to Progreen US, Inc., a Delaware corporation and, unless the context indicates otherwise, includes our subsidiaries.

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

On December 6, 2016, we filed with the Secretary of State of Delaware a Certificate of Amendment to our Certificate of Incorporation that reduced the number of shares of common stock the Company is authorized to issue from 1,500,000,000 to 950,000,000.

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

We have expanded our real estate development operations to include Baja California, Mexico. On February 12, 2016, we signed a definitive joint venture agreement with Inmobiliaria Contel S.R.L.C.V. for the first tract of land of approximately 300 acres for agriculture use. Through the JV agreements with Contel, ProGreen controls nearly 14,000 acres of agricultural land in Baja, including 2,200 acres plus a 3-year option on the remaining 11,500 acres. Of the total agricultural land, ProGreen expects between 4,000 to 5,000 acres may be suitable for farming, depending on the availability of water. The rest of the land could potentially be used for commercial and residential real estate adjunct to the farming operations, although we have not initiated any planning or development efforts in this regard.

Agricultural operations with JV partner, Contel, have commenced and will be branded under the name, “ProGreen Farms,” for which we have made application for a trademark. Four wells have been drilled on the first tract, and the growing operation have commenced with a first produce purchase agreement for $1.1 to $1.3 million (USD) for red chile peppers - from Agricola El Consuela, an exporter/importer to the U.S. market – which crop is being grown on the first 100 acres. The profit margin on this first crop is expected to be in the range of 55-60%, and will be dependent on market conditions.

In addition, we have formed the Procon joint venture subsidiary, which is the holding company for further non-agricultural land and real estate developments. The company is managed by a board of Managing Directors consisting of three members, of which two represent Progreen and one represents Contel. On January 23, 017, Procon entered into a definitive purchase agreement for, and has taken possession of, a large tract of land situated near the town of El Rosario in Baja California. The land, planned for residential real estate development, is bordering the Pacific Ocean and covers a total area of 2,056 ha (5,100 acres) with 7,5 km (4.7 miles) of ocean front.

Procon in January 2017 signed a definitive purchase agreement for the purchase of a tract of land near the town of El Rosario in Baja that covers a total area of approximately 5,000 acres with 4.7 miles of oceanfront. The transfer of deed for the 5000-acre oceanfront property to Procon was completed on March 15, 2017, and a Master Plan for all of this land is being created for a very large resort-type retirement and vacation community with the name “Cielo Mar”. Translated into English, Cielo means “heaven” and Mar means “sea”, the Cielo Mar planned community thus being “heaven by the sea.” The first phase of the development of the master plan is underway.

RESULTS OF OPERATIONS

Three months Ended January 31, 2017 Compared to Three Months Ended January 31, 2016

During the three months ended January 31, 2017, we incurred a net loss of approximately $239,000 compared to a net loss of approximately $856,000 for the three months ended January 31, 2016. Revenue increased approximately $10,000 in the three months ended January 31, 2017 compared to the three months ended January 31, 2016.

Rental revenue increased to approximately $24,000 as compared to $0 during the three months ended January 31, 2016. The Company received rental income on seven properties during the three months ended January 31, 2017 as compared to none in the comparable prior period.

Proceeds from the sale of properties increased to $77,000 as compared to $0 during the three months ended January 31, 2016 and corresponding cost of properties sold increased to approximately $58,000 as compared to $0 in the three months ended January 31, 2016, resulting in an increase in net gain from sale of properties to approximately $19,000. The Company sold one property in the three months ended January 31, 2017 as compared to none in the comparable prior period.

Management fee revenue decreased to $0 during the three months ended January 31, 2017 as compared to approximately $4,000 in 2016 as the Company managed no properties in the current fiscal three month period. Construction services revenues were $0 in the three months ended January 31, 2017 as compared to approximately $29,000 in 2016. The decrease is a result of the Company’s acquisition of ARG, for whom the fiscal 2016 construction services were provided.

There have been fluctuations in certain expenses in the three months ended January 31, 2017, as compared to the three months ended January 31, 2016. In the three months ended January 31, 2017 cost of construction services decreased to $0 as compared to approximately $29,000 in the three months ended January 31, 2016, as a result of the Company’s acquisition of ARG, for whom the fiscal 2016 construction services cost were incurred.

General and administrative expenses increased approximately $57,000 for the three months ended January 31, 2017 as compared to the comparable prior period mainly due to the following:

Rental property costs and depreciation expense increased approximately $10,000 and $7,000, respectively, for the three months ended January 31, 2017 as compared to the comparable prior period as a result of costs incurred in connection with the rental properties the Company acquired from ARG in the last quarter of fiscal 2016.

Salary expense increased approximately $2,000 during the three months ended January 31, 2017 as compared to the comparable prior period due to the addition of an office manager in the current quarter.

Computer Costs increased approximately $2,000 during the three months ended January 31, 2017 as compared to the comparable prior period due to increased support costs.

Commissions and Closing costs increased by $7,000 during the three months ended January 31, 2017 as compared to the comparable prior period due to the selling of one building.

Investor Relations costs increased by $14,000 during the three months ended January 31, 2017 as compared to the comparable prior period due to the increased activity of promoting the Company.

Travel costs increased by $7,500 during the three months ended January 31, 2017 as compared to the comparable prior period due to the development of partnerships and property in Mexico.

Payroll Taxes increased by during the three months ended January 31, 2017 as compared to the comparable prior period due $11,000 due to the settling ongoing negotiations of taxes due for a number of years.

These increases were partially offset by decreases in certain expenses:

Office rent expense and office expense decreased approximately $3,000 for the three months ended January 31, 2017 as compared to the comparable prior period due the Company’s new office space lease and due to cost cutting measures.

Auto expense decreased approximately $1,000 for the three months ended January 31, 2017 as compared to the comparable prior period due to the reduction in the number of vehicles used by the Company.

Bad debt expense decreased from $2,000 for the three month period ended January 31, 2016 to a recovery of $2,000 in the current three month period ended January 31, 2017 as the Company received payment tin full on a previously written off land contract receivable.

Professional fees decreased approximately $43,000 for the three months ended January 31, 2017 as compared to the comparable prior period mainly due to:

Audit and accounting fees decreased approximately $26,000 in the three month period ended January 31, 2017 as compared to the prior comparable quarter.

A decrease in legal fees paid in the amount of approximately $19,000 in the three month period ended January 31, 2017 as a result of less S-1 filing expenses incurred and decreased legal resources required.

An increase in fees paid in the amount of approximate $2,000 to a consultant for increased office responsibilities.

Interest expense, net increased approximately $27,000 for the three months ended January 31, 2017 as compared to the comparable prior period mainly due to the increase in borrowings under notes payable, convertible notes and notes payable relate party in the current quarter of fiscal 2017 as compared to the comparable prior three month period.

Gain on sale of fixed asset decreased to $0 for the three months ended January 31, 2017 as compared to $8,000 for the comparable prior period due to the sale of a vehicle in the prior fiscal quarter.

Derivatives loss decreased to approximately $41,000 for the three months ended January 31, 2017 as compared to a loss of approximately $665,000 for the comparable prior period due to the fair value adjustments in connection with the convertible notes and common stock warrants in the current three month period.

Nine months Ended January 31, 2017 Compared to Nine Months Ended January 31, 2016

During the nine months ended January 31, 2017, we incurred a net loss of approximately $920,000 compared to a net loss of approximately $1,125,000 for the nine months ended January 31, 2016. Revenue decreased approximately $56,000 in the nine months ended January 31, 2017 compared to the nine months ended January 31, 2016.

Rental revenue increased to approximately $72,000 during the nine months ended January 31, 2017 as compared to $0 during the nine months ended January 31, 2016. The Company received rental income on seven properties during the nine months ended January 31, 2017 as compared to none in the comparable prior period.

Proceeds from the sale of properties increased to $305,000 as compared to $0 during the nine months ended January 31, 2016 and corresponding cost of properties sold increased to approximately $245,000 as compared to $0 in the nine months ended January 31, 2016, resulting in an increase in net gain from sale of properties to approximately $60,000. The Company sold three properties in the nine months ended January 31,2017 as compared to none in the comparable prior period.

Commission revenue increased to approximately $ 4,000 as compared to $0 during the nine months ended January 31, 2016. The Company received commissions on the sale of two of the three properties in the nine months ended January 31, 2017. There were no such commissions earned during the nine months ended January 31, 2016. Management fee revenue decreased to $0 during the nine months ended January 31, 2017 as compared to approximately $11,000 in 2016 as the Company managed no properties in the current fiscal nine month period. Construction services revenues were $0 in the nine months ended January 31, 2017 as compared to approximately $180,000 in 2016. The decrease is a result of the Company’s acquisition of ARG, for whom the fiscal 2016 construction services were provided.

There have been fluctuations in certain expenses in the nine months ended January 31, 2017, as compared to the nine months ended January 31, 2016. In the nine months ended January 31, 2017 cost of construction services decreased to $0 as compared to approximately $167,000 in the nine months ended January 31, 2016, as a result of the Company’s acquisition of ARG, for whom the fiscal 2016 construction services cost were incurred.

General and administrative expenses increased approximately $140,000 for the nine months ended January 31, 2017 as compared to the comparable prior period mainly due to the following:

Rental property costs and depreciation expense increased approximately $54,000 and $ 20,000, respectively, for the nine months ended January 31, 2017 as compared to the comparable prior period as a result of costs incurred in connection with the rental properties the Company acquired from ARG in the last quarter of fiscal 2016.

Commission and closing costs expense increased approximately $16,000 for the nine months ended January 31, 2017 as compared to the comparable prior period as a result of the sale of three properties with aa commission paid on the sale of two of the properties.

Investor relations expense increased approximately $14,000, for the nine months ended January 31, 2017 as compared to the comparable prior period as a result of more activity in publicity for the Company.

Travel fees increased approximately $17,000, for the nine months ended January 31, 2017 as compared to the comparable prior period as a result of business travel to Mexico.

Salary and payroll tax expense increased approximately $35,000 in the current nine months ended January 31, 2017 as compared to the comparable prior period mainly due to the addition of an office manager and corrections to payroll tax expense.

These increases were partially offset by decreases in certain expenses:

Compensation expense decreased approximately $4,000 for the nine months ended January 31, 2017 as compared to the comparable prior period due to the full vesting of a portion of restricted stock units during the current nine month period.

Office rent expense decreased approximately $8,000 for the nine months ended January 31, 2017 as compared to the comparable prior period due the Company’s new office space lease.

Office expense and auto expense decreased approximately $5,100 for the nine months ended January 31, 2017 as compared to the comparable prior period due cost cutting measures.

Bad debt expense decreased from $2,000 for the nine months ended January 31, 2016 to a recovery of $2,000 in the current nine months ended January 31, 2017 as the Company received payment tin full on a previously written off land contract receivable.

Professional fees decreased approximately $8,000 for the nine months ended January 31, 2017 as compared to the comparable prior period mainly due to the following:

Audit, accounting and legal and fees increased approximately $25,000 mainly due to our S-1 filing, the increased complexity of accounting issues and regulatory compliance costs.

Consultant fees paid increased approximately $3,000 for the nine months ended January 31, 2017 as compared to the comparable prior period due to increased responsibility after letting go office employee.

These increases were partially offset by a decrease in investor and OTC fees of approximately $36,000 for the nine months ended January 31, 2017 as compared to the comparable prior period, which includes a decrease due to fees paid with the issuance of common stock to two consultants in the amount of approximately $53,000 in the nine month period ended January 31, 2016. This decrease was offset by an increase approximately of $17,000 for investor relations expense for the current nine month period.

Interest expense, net decreased to approximately $155,000 for the nine months ended January 31, 2017 as compared to $167,000 for the comparable prior period due to the reduction in debt and the amortization of prior period debt discounts.

Gain on sale of fixed asset decreased to $0 for the nine months ended January 31, 2017 as compared to $8,000 for the comparable prior period due to the sale of a vehicle in the prior comparable fiscal period.

Loss on settlement of liabilities, Series A increased to approximately $428,000 for the nine months ended January 31, 2017 as compared to $0 for the comparable prior period due to the issuance of Series A preferred stock in settlement of the note payable to EIG resulting in a loss in the amount of approximately $389,000 and in settlement of the advance due EIG resulting in a loss in the amount of approximately $39,000.

Gain on settlement of liabilities, Series B increased to approximately $11,000 for the nine months ended January 31, 2017 as compared to $0 for the comparable prior period due to the issuance of Series B preferred stock in settlement of the note payable due AMREFA.

Derivatives loss decreased to approximately $24,000 for the nine months ended January 31, 2017 as compared to a loss of approximately $659,000 for the comparable prior period due to the fair value adjustments in connection with the convertible notes and common stock warrants in the current nine month period.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2016, we had total assets of approximately $1,796,000 compared to total assets of approximately $2,327,000 at January 31, 2017. The increase in total assets was primarily due to: Land under development in the increased $500,000 due to the Company’s purchase of land though its Procon subsidiary, Notes Receivable Land Contract which increased approximately $205,000 due to the Company’s issuance of land contracts to the buyers of the two properties sold in the nine-month period ended January 31, 2017. Note Receivable- Related Party increased $216,000 as a result of the Company’s additional investment in Contel. Accounts receivable increased approximately $8,000 as a result of rental property rent due from tenants as of January 31, 2017. Prepaid expenses increased approximately $2,000 due to the Company’s prepayment of legal fees in connection with SEC filings. These increases in assets were partially offset by a decrease in rental properties of approximately $ 268,000, as a result of the sale of three properties in the nine months ended January 31, 2017 and a decrease in cash of approximately $126,000 in the nine month period ended January 31, 2017.

Cash decreased to approximately $64,000 for the period ended January 31, 2017, compared to cash of $190,000 at April 30, 2016. Cash used in operating activities was approximately $402,000 for the period ended January 31, 2017, as compared with cash used in operating activities of approximately $215,000 in the comparable period in fiscal 2016.

At January 31, 2017, we had stockholders’ deficit of approximately $944,000 as compared to a deficit of approximately $1,297,000 at April 30, 2016.

Credit Line

On August 2, 2016, the Company signed a 5% Promissory Note with the company’s CEO, Jan Telander, for a credit line of up to $250,000. The Note is non-convertible and is to be repaid within one year. Mr. Telander completed the full amount of the advances under the Note as of February 21, 2017 and we have issued to Mr. Telander, in accordance with the terms of this credit line financing, a five-year common stock purchase warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.05 per share, will be issued as are made.

Mr. Telander on February 21, 2017 entered into an additional one year 5% Promissory Note credit line agreement of up to $250,000 with the Company, on the same terms as those of the August 2, 2016 agreement, and has commenced advances to the Company under the new Promissory Note.

Equity Line Financing

On June 23, 2016, the Company entered into a $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC, Dorado, Puerto Rico, and filed a Registration Statement for the financing with the SEC on August 31, 2016, which was declared effective by the SEC on January 31, 2017. The financing is over a maximum of 36 months. A maximum of 100 million (100,000,000) shares of our common stock have been registered for this financing.

Convertible Note Financings

On January 20, 2017, the Company sold a private investor a 7% convertible promissory note in the principal amount of $105,000, due July 20, 2017, convertible in the event of an event of default.

On February 21, 2017, the Company sold to an institutional lender a convertible note in the amount of $103,500, bearing interest at the rate of 12% per annum, and due November 30, 2017.

On March 15, the Company issued to an institutional lender a $5,000 Original Issue Discount 10% Convertible Debenture in the principal amount of $105,000, due March 15, 2018.

On March 21, 2017, the Company issued a 7% Fixed Convertible Promissory Note in the principal amount of $105,000 due September 21, 2018 to an institutional lender.

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

a. Disclosure controls and procedures.

As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a15(e)) as of January 31, 2017, are not effective, due to lack of segregation of duties, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a15.

b. Changes in internal controls over financial reporting.

No changes were made to the Company’s internal controls in the quarterly period covered by this report that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth the sales of unregistered securities since the Company’s last-filed report on Form 8-K covering sales of unregistered securities or on Form 10-Q filed under this item.

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
September 13, 2016	Convertible Promissory Note in the principal amount of $105,000, together with five-year common stock purchase warrant exercisable to purchase 1,000,000 shares at an exercise price of $.05 per share.	Private investor.	NA	$105,000	/NA
October 17, 2016	500,000 shares of common stock issued in connection with issuance of Convertible Promissory Note in the principal amount of $105,000.	Private investor.	NA	$-0-	/NA

January 20, 2017	Convertible Promissory Note in the principal amount of $105,000, together with five-year common stock purchase warrant exercisable to purchase 1,000,000 shares at an exercise price of $.03 per share.	Private investor.	NA	$105,000	/NA

January 20, 2017	926,000 shares of common stock issued in connection with issuance of Convertible Promissory Note in the principal amount of $105,000.	Private investor.	NA	$-0-	/NA
February 1, 2017	Two five-year common stock purchase warrant to purchase 1,500,000 shares of common stock, issued to two separate consultants to the Company, the warrants being exercisable at a price of $0.011 per share, and vesting in installments of 500,000 shares each on April 30, 2017, April 30, 2018 and April 30, 2019, exercise being also conditioned on the consultant holder continuing as an actively participating consultant to the Company.	Consultants to the Company.	NA	$-0-	/NA
February 21, 2017	Convertible Promissory Note, in the principal amount of $103,500 issued to Power Up Lending Group Ltd.	Private Investor	NA	$103,500	/NA
February 21, 2017	Five-year common stock purchase warrant to purchase 2,500,000 shares of common stock at an exercise price of $.05 per share, issued to the Company’s Chief Executive Officer upon completion of advances to the Company by the CEO of $250,000 pursuant to an August 2, 2016 creditline note.	Chief Executive Officer	NA	$-0-	/NA
March 15, 2017	Convertible Promissory Note, in the principal amount of $105,000, issued to Bellridge Capital, LP.	Private Investor.	NA	$105,000	/NA
March 21, 2017	Convertible Promissory Note, in the principal amount of $105,000, issued to Tangiers Global, LLC.	Private Investor.	NA

(1)        The issuances to consultants, lenders and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Regulation S promulgated by the SEC under the Securities Act.

ITEM 5.	OTHER INFORMATION.

Promissory Note Issued to Private Investor

On January 20, 2017, the Company issued to Lucas Hoppel, a private investor a convertible promissory note in the principal amount of $105,000, due and payable on July 20, 2017, with interest of a one-time charge of 7%. This note is convertible upon the event of default, if not cured within five calendar days following the default event, at the election of the holder from time to time after the issuance date. The note converts at 65% of the average of the three daily lowest trades occurring during the fifteen previous trading days. In connection with the issuance of this note, on January 20, 2017, the Company issued the holder of the note a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price at an exercise price of $0.03.

Convertible Promissory Note Issued February 21, 2017

Effective on February 21, 2017, the Company entered into a Securities Purchase Agreement with Power Up Funding Group Ltd (“Lender”), pursuant to which the Company sold the Lender a convertible note in the amount of $103,500, bearing interest at the rate of 12% per annum (the “Convertible Note”). The Convertible Note provides the Lender the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at the Conversion Price equal to 58% multiplied by the Market Price, defined as the average of the lowest two (2) Trading Prices (as defined below) for the common stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Convertible Note is payable, along with interest thereon on November 30, 2017. In the event that any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.

The Company may repay the Convertible Note (prior to conversion), at 120% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period beginning on the Issue Date and ending 150 days following the Issue Date; and 125% of such note (and accrued and unpaid interest thereon) if such note is repaid during the period beginning on the date that is 151 days from the Issue Date and ending 180 days following the Issue Date. After 180 days have elapsed from the Issue Date the Company has no right to prepay the Convertible Note.

The Note provides for customary events of default such as failing to timely make payments under the Note when due, unsatisfied judgments against the Company, failure to issue conversion shares in a timely manner and failure of the Company to file annual and quarterly reports with the Securities and Exchange Commission. Upon the occurrence of an event of default, as described in the Convertible Note, the Note shall become immediately due and payable and the Company is required to pay to the Lender, in full satisfaction of its obligations hereunder, an amount equal to the greater of (i) 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment (the “Mandatory Prepayment Date”) plus (y) Default Interest, if any, (the “Default Sum”) or (ii) the “parity value” of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of common stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the “Conversion Date” for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the common stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the “Default Amount”), and the Lender shall be entitled to exercise all other rights and remedies available at law or in equity. If the Company fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Lender shall have the right at any time, to require the Company, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of common stock of the Company equal to the Default Amount divided by the Conversion Price then in effect.

Bellridge Capital, LP Convertible Debenture Issued March 15, 2017

On March 15, 2017, the Company issued to Bellridge Capital, LP a $5,000 Original Issue Discount 10% Convertible Debenture (the “Debenture”) in the principal amount of $105,000, due March 15, 2018. At any time after the sooner to occur of (i) 180 days from March 15, 2017 (ii) when the shares issuable upon conversion of this Debenture have been registered on a registration statement that has been declared effective by the Commission or (iii) if the Company is in breach or default of any of the Transaction Documents and until the Debenture is no longer outstanding, the Debenture (including principal and accrued but unpaid interest on any principal being converted, if any) shall be convertible, in whole or in part, into shares of Common Stock at the option of the Holder, at a Conversion Price equal to the (ii) 55% of the lowest trading price for the Company’s Common Stock on the Trading Market for the 15 Trading Days prior to the conversion; provided that or if the shares of Common Stock are not traded on a Trading Market but is quoted on the OTC Pink, then 65% of the lowest closing price for the Company’s Common Stock on the OTC Pink for the 15 Trading Days prior to the conversion and in all other cases 55% of the fair market value of a share of Common Stock as determined by an independent appraiser selected in good faith by the Purchaser and reasonably acceptable to the Company, the fees and expenses of which shall be paid by the Company.

During the first six months the Debenture is in effect, the Company may redeem the Debenture by paying to the Holder an amount as follows: (i) if the redemption is prior to the 90th day this Debenture is in effect (including the 90th day), then for an amount equal to 115% of the unpaid principal amount of this Debenture along with any interest that has accrued during that period; (ii) if the redemption is on the 91st day this Debenture is in effect, up to and including the 120th day this Debenture is in effect, then for an amount equal to 120% of the unpaid principal amount of this Debenture along with any accrued interest; and (iii) if the redemption is on the 121st day this Debenture is in effect, up to and including the 180th day this Debenture is in effect, then for an amount equal to 125% of the unpaid principal amount of this Debenture along with any accrued interest. The redemption must be closed and paid for within 3 business days of the Company sending the redemption demand or the redemption will be invalid and the Company may not redeem this Debenture.

Events of Default under the Debenture include any monetary default in the payment of principal of or interest on the Debenture; if the Company or any Significant Subsidiary (as such term is defined in Rule 1-02(w) of Regulation S-X) shall be subject to a Bankruptcy Event; a default under a separate financial obligation or a judgment greater in amount than $100,000; if the Company fails to file with the Commission any required annual or quarterly reports under Section 13 or 15(d) of the Exchange Act such that it is not in compliance with Rule 144(c)(1) (or Rule 144(i)(2), if applicable); and bankruptcy or reorganization of the Company or a Significant Subsidiary.

If any Event of Default occurs, then the outstanding principal amount of this Debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the Holder’s election by notice in writing to Company, immediately due and payable in cash at the Mandatory Default Amount. After the occurrence of any Event of Default the default interest rate is 20%, plus a one-time 5% penalty on the then-outstanding balance of the Debenture.

Convertible Note issued to Tangiers Global, LLC

On March 21, 2017, the Company issued a 7% Fixed Convertible Promissory Note in the principal amount of $105,000 due September 21, 2018 to Tangiers Global, LLC. In the Event of Default under this Note, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 17% per annum or the highest rate permitted by law.

This Note may be prepaid by the Company, in whole or in part, according to the following schedule:

Days Since Effective Date	Prepayment Amount
Under 90	100% of Principal Amount
91-120	115% of Principal Amount
121-150	120% of Principal Amount
151-180	125% of Principal Amount

After 180 days from the Effective Date the Note may not be prepaid without written consent from Holder, which consent may be withheld, delayed or denied in Holder’s sole and absolute discretion. If the Note is in default, the Company may not prepay the Note without written consent of the Holder. The Note is convertible after it has been outstanding for at least six months from the Effective Date, at a conversion price equal to $.015.

Under the Note, events of default include a default in payment of any amount due under the Note; a default in the timely issuance of underlying shares upon and in accordance with the terms of the Note; failure by the Company for 10 days after notice from the Holder has been received by the Company to comply with any material provision of the Note; failure of the Company to remain compliant with DTC, thus incurring a “chilled” status with DTC; any default of any mortgage, indenture or instrument in the amount of $100,000 or in excess thereof, which may be issued, or by which there may be secured or evidenced any indebtedness, for money borrowed by the Company or for money borrowed the repayment of which is guaranteed by the Company, whether such indebtedness or guarantee now exists or shall be created hereafter; if the Company is subject to any Bankruptcy Event; any failure of the Company to satisfy its “filing” obligations relating the filing of annual and quarterly reports under the Securities Exchange Act of 1934, as amended; failure of the Company to remain in good standing with its state of domicile, which is not corrected within 30 days; failure of Company’s Common Stock to maintain a closing bid price in its Principal Market for more than 3 consecutive Trading Days; delisting from a Principal Market for any reason; any trading suspension imposed by the SEC; or failure by the Company to meet all requirements necessary to satisfy the availability of Rule 144 to the Holder or its assigns, including but not limited to the timely fulfillment of its filing requirements as a fully-reporting issuer registered with the SEC, requirements for XBRL filings, and requirements for disclosure of financial statements on its website.

If an Event of Default occurs, the outstanding Principal Amount of the Note owing in respect thereof through the date of acceleration, shall become, at the Holder’s election, immediately due and payable in cash at the default amount of 150% of the outstanding Principal Amount of this Note. At any time and from time to time after a default occurs solely due to the fact the Note is not paid in full on or before the Maturity Date, the Holder shall have the right, at the Holder’s sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock at the Default Conversion Price, equal to the lower of: (a) the Conversion Price or (b) 65% of the average of the three lowest trading prices of the Company’s common stock during the 15 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note. If the Company is placed on “chilled” status with the DTC, the discount shall be increased by 10%, i.e., from 35% to 45%, until such chill is remedied. If the Company is not DWAC eligible through their Transfer Agent and DTC’s FAST system, the discount will be increased by 5%, i.e., from 35% to 40%. In the case of both, the discount shall be a cumulative increase of 15%, i.e., from 35% to 40%.

THE DESCRIPTIONS ABOVE OF THE TERMS OF THE SECURITIES PURCHASE AGREEMENTS AND CONVERTIBLE NOTES OR DEBENTURE ARE SUMMARIES OF THE TERMS OF THOSE AGREEMENTS AND DEBT OBLIGATIONS. REFERENCE IS MADE TO COPIES OF THE RESPECTIVES SECURITIES PURCHASE AGREEMENTS AND DEBT OBLIGATIONS ATTACHED TO THIS REPORT AS EXHIBITS FOR THE COMPLETE TERMS OF THESE AGREEMENTS AND DEBT OBLIGATIONS, WHICH EXHIBITS ARE INCORPORATED HEREIN BY REFERENCE. ALL CAPITALIZED TERMS IN THE ABOVE DESCRIPTIONS OF THESE SECURITIES PURCHASE AGREEMENTS AND DEBT OBLIGATIONS ARE DEFINED IN THE RESPECTIVE SECURITIES PURCHASE AGREEMENTS AND DEBT OBLIGATIONS IN WHICH SUCH TERMS ARE USED.

ITEM 6.	EXHIBITS.

10.37	Convertible 7% Promissory Note, dated January 20, 2017, issued to Lucas Hoppel.
10.38	Securities Purchase Agreement, dated January 20, 2017, between the Company and Lucas Hoppel.
10.39	Convertible Promissory Note dated February 21, 2017, issued to Power Up Lending Group Ltd.
10.40	Securities Purchase Agreement, dated February 21, 2017, between the Company and Power Up Lending Group Ltd.
10.41	Convertible Debenture, dated March 15, 2017, issued to Bellridge Capital, LP.
10.42	Securities Purchase Agreement, dated March 15, 2017, between the Company and Bellridge Capital, LP.
10.43	Convertible Promissory Note, dated March 21, 2017, issued to Tangiers Global, LLC
31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith

**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

PROGREEN US, INC.

Dated: March 21, 2017	BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

EXHIBIT INDEX

10.37	Convertible 7% Promissory Note, dated January 20, 2017, issued to Lucas Hoppel.
10.38	Securities Purchase Agreement, dated January 20, 2017, between the Company and Lucas Hoppel.
10.39	Convertible Promissory Note dated February 21, 2017, issued to Power Up Lending Group Ltd.
10.40	Securities Purchase Agreement, dated February 21, 2017, between the Company and Power Up Lending Group Ltd.
10.41	Convertible Promissory Note dated March 15, 2017, issued to Bellridge Capital, LP.
10.42	Securities Purchase Agreement, dated March 15, 2017, between the Company and Bellridge Capital, LP.
10.43	Convertible Promissory Note, dated March 21, 2017, issued to Tangiers Global, LLC.
31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

