Form 10-K
period 2017-04-30
Progreen US, Inc.
filed 2017-08-14
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-25429

PROGREEN US, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	59-3087128
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

2667 Camino del Rio South, Suite 312 San Diego, CA	92108-3763
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (619) 487-9585

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d) Of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,930,991.

Number of shares of Common Stock outstanding as of August 8, 2017: 350,737,110 shares.

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

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. Investing in our common stock involves risks. See “Risk Factors” beginning on page 5.

PART I

Item 1. Business.

General

We have recently moved our offices from Oakland County, Michigan, to San Diego, California, proximate to our agricultural and development projects in Baja California, on which our current business operations are focused. The purchase of a condominium unit on July 28, 2009 initiated our real estate development operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan.

As of April 30, 2017, we owned ten properties in Michigan, four of which were sold after year end. The Company is refocusing its efforts to its operations in Baja Mexico.

Our business model in Michigan since our initial property purchases in 2009 has been to acquire, refurbish and upgrade existing properties into more environmentally sustainable, energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single-family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, the property is put back on the market as a residential property, with a favorable environmental profile.

Real Estate Development and Marketing Operations

Michigan

Since all lease agreements have expired and rentals are on a month-to-month basis, the strategy of the Company is to sell the current real estate portfolio in Michigan and concentrate on the same line of business in the Cielo Mar development. At this time, we do not offer managed properties as investment properties.

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

Property Acquisition Strategy

Each property acquired utilized a separate wholly-owned limited liability company for that particular property. This limited the risk exposure to a particular property solely to that property. Our property management strategy is to deliver quality services, thereby promoting tenant satisfaction, maintaining high tenant retention, and enhancing the value of each of our operating real estate assets through eco-friendly improvements.

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

Competition

In Michigan, we operate in a competitive housing market environment where a variety of individuals and corporations are trying to maximize gains on the acquisition of undervalued property through housing market conditions. We may experience competition from companies that have similar business models involving rehabilitation of properties using environmentally friendly renovation techniques, and there is no assurance that we will continue to be able to purchase residential rental properties at attractive prices or that we will not experience competition from other developers that are marketing energy efficient and environmentally friendly properties

Baja California

We have expanded our real estate development operations to include Baja California, Mexico. On February 11, 2016, we signed a definitive agreement with Inmobiliaria Contel S.R.L.C.V. (“Contel”) for Progreen to finance the first tract of land of approximately 300 acres which is being developed by Contel for agriculture use. Contel controls nearly 14,000 acres of agricultural land in Baja, including 2,200 acres plus a 3-year option on the remaining 11,500 acres. Of the total agricultural land, it is expected that between 4,000 to 5,000 acres may be suitable for farming, depending on the availability of water. The rest of the land could potentially be used for commercial and residential real estate adjunct to the farming operations, although we have not initiated any planning or development efforts in this regard. The Company’s Chief Executive Officer has made personal investments in this project, and has a 49.5 % minority partnership interest in Contel. The Company and its Chief Executive Office have no management or governance authority in Contel.

2

Agricultural operations will be branded under the name, “ProGreen Farms,” for which we have made application for a trademark. Four wells have been drilled on the first tract, and the growing operation have commenced with a first produce purchase agreement for chile peppers - from Agricola Consuela, an exporter/importer to the U.S. market.

Procon Baja JV, S.DE R.L. DE C.V

On June 17, 2016, the Company formed Procon Baja JV, S.DE R.L. DE C.V (“Procon” or “Procon joint venture”), a subsidiary owned by Progreen (51%) and Contel (49%). Procon is managed by a board of Managing Directors consisting of three members, of which two represent Progreen and one represents Contel, and Jan Telander, our CEO, is the General Manager of Procon. On January 23, 2017, Procon entered into a definitive purchase agreement for, and has taken possession of, a large tract of land situated near the town of El Rosario in Baja California, Mexico. The land, planned for residential real estate development, is bordering the Pacific Ocean and covers a total area of approximately 2,016 ha (5,000 acres) with 4.5 miles of ocean front. The execution of the deed transferring the 5,000-acre oceanfront property to Procon was completed on March 15, 2017, and a Master Plan for all of this land is being created for a resort-type retirement and vacation community with the name “Cielo Mar”. Translated into English, Cielo means “heaven” and Mar means “sea”, the Cielo Mar planned community thus being “heaven by the sea.” The first phase of the development of the master plan is underway.

In Mexico, as the land cost in Baja through our joint venture, is substantially below market price, we have a distinct advantage and will have a competitive edge as far as pricing is concerned. We initially found substantial amounts of water, which increases the value and attractiveness to the land.

Employees

As of April 30, 2017, we had one full-time employee, our Chief Executive Officer. Our administrator as well as our real estate broker work as independent contractors. Our management expects to confer with consultants, attorneys and accountants as necessary.

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

We have a limited operating history. As of April 30, 2017, we had cash on hand of approximately $289,000 and approximately $1,232,000 of rental properties and land under development. At that same date our liabilities totaled approximately $2,595,000. As at April 30, 2017, we had a stockholders’ deficit of approximately $200,000.

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

Because real estate properties are illiquid and may be difficult to sell, we could face future difficulties in selling these properties and may not be able to sell them at a profit.

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

Because we operate in the Detroit, Michigan and Baja, Mexico, areas, we are subject to risks that affect that local areas.

General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation in the greater Detroit market and in Mexico. In particular, in Detroit unemployment is higher than in other areas of the United States.

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

We expect to incur losses for the foreseeable future. We had minimal revenues in our fiscal year ended April 30, 2017, and may never be profitable. If we become profitable, we may be unable to sustain profitability. As a result, your investment in our securities may be lost.

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

We are an emerging growth company, and reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourself of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

May 30, 2017, we leased our offices at 2667 Camino del Rio South, Suite 312, San Diego, CA 92108, of approximately 740 sq. ft., at a current monthly rent of $1,250 , under a four month lease, after which the lease will become month-to-month.

We also continue to be obligated under a lease for our former offices at 6443 Inkster Road, Suite 170-D, Bloomfield Township, MI 48301, of approximately 1,000 sq. ft., at a monthly rent ranging from $903 to $934 through March 1, 2019.

The following table shows properties held for resale or rent owned by the Company as at April 30, 2017. All properties shown below were acquired March 8, 2016 in the purchase of ARG LLC from AMREFA.

Rental Properties	Monthly Rent		Status	Construction Year
21000 Westover Ave.
Southfield, MI 48075 (1)	$	NA	Fully Remodeled	1941
20210 Westover Ave.
Southfield, MI 48075 (1)		NA	Fully Remodeled	1943
21112 Evergreen
Southfield, MI 48075 (4)		NA	Fully Remodeled	1942
21198 Berg
Southfield, MI 48033		1,175	Fully Remodeled	1938
27971 Rollcrest, Unit #13
Farmington Hills, MI 48334		1,050	Fully Remodeled	1987
34780 W. 8 Mile ()
Farmington Hills, MI 48334		1,200	Fully Remodeled	1999
20351 Lacrosse
Southfield, MI 48076 (2)		NA	Fully Remodeled	1955
7648 Woodview Drive
Waterford, MI 48327		1,050	Fully Remodeled	1989
25825 Lahser, #23
Southfield, MI 48033		700	Fully Remodeled	1967
26005 Franklin Pointe Drive
Southfield, MI 48034 (3)	NA		Fully Remodeled	1967

(1) Sold in May 2017.

(2) Sold in July 2017.

(3) Sold in June 2017

(4) Vacant – For Sale

Item 3. Legal Proceedings.

We are not party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares are trading in the OTC markets under the symbol “PGUS”.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

	High		Low
Fiscal Year Ended April 30, 2016	$
Quarter Ended July 31, 2015		$0.013	$0.005
Quarter Ended October 31, 2015		$0.004	$0.001
Quarter Ended January 31, 2016		$0.001	$0.001
Quarter Ended April 30, 2016		$0.004	$0.001
Fiscal Year Ended April 30, 2017
Quarter Ended July 31, 2016		$0.006	$0.004
Quarter Ended October 31, 2016		$0.028	$0.005
Quarter Ended January 31, 2017		$0.019	$0.01
Quarter Ended April 30, 2017		$0.029	$0.011
Fiscal Year Ended April 30, 2018
Quarter Ended July 31, 2017		$0.022	$0.019

Holders

As of July 21, 2017 there were approximately 530 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

GENERAL

Throughout this report, the terms “we,” “us,” “our,” “ProGreen” and the “Company” refer to ProGreen US, Inc., a Delaware corporation and, unless the context indicates otherwise, includes our subsidiaries.

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

OUR BUSINESS

We have recently moved our offices from Oakland County, Michigan, to San Diego, California, proximate to our agricultural and development projects in Baja California, on which our current business operations are focused. The purchase of a condominium unit on July 28, 2009 initiated our real estate development operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan.

Our business model in Michigan since our initial property purchases in 2009 was been to acquire, refurbish and upgrade existing properties into more environmentally sustainable, energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single family homes, condominiums and apartments. Once a property was acquired, refurbished and rented, the property was put back on the market as a residential property, with a favorable environmental profile.

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

Purchase of Investment Properties from AMREFA

On March 8, 2016, the Company restructured its working arrangements with AMREFA through entry into a purchase agreement, amended March 16, 2016, with AMREFA for the purchase of a 100% interest in AMREFA’s U.S. subsidiary, ARG, which holds real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which the Company managed for AMREFA. The Company paid the purchase price of $1,285,000 by the issuance to AMREFA of 8,093,541 shares of a new Series B Preferred Stock.

Michigan

As lease terms have expired, we are proceeding to liquidate our current real estate portfolio in Michigan by offering the properties with land contracts to buyers unable to obtain conventional financing. The goal of selling these properties is to focus on the agricultural and Cielo Mar project.

During the year ended April 30, 2017 we sold four of our properties. We do not offer, and do not intend in the future to offer, managed properties as investment properties.

Baja California Joint Venture Agreement

We have expanded our real estate development operations to include Baja California, Mexico. On February 11, 2016, we signed a definitive agreement with Contel for Progreen to finance the first tract of land of approximately 300 acres which is being developed by Contel for agriculture use. Four wells have been drilled on the first tract, and the growing operation have commenced with a first produce purchase agreement for chile peppers - from Agricola Consuela, an exporter/importer to the U.S. market.

In addition, we have formed the Procon joint venture subsidiary, which is the holding company for further non-agricultural land and real estate developments. On January 23, 2017, Procon entered into a definitive purchase agreement for, and has taken possession of, a large tract of land situated near the town of El Rosario in Baja California. The land, planned for residential real estate development, is bordering the Pacific Ocean and covers a total area of 2,016 ha (5,000 acres) with 7.5 km (4.5 miles) of ocean front.

The transfer of deed for the 5,000-acre oceanfront property to Procon was completed on March 15, 2017, and a Master Plan for all of this land is being created for a very large resort-type retirement and vacation community with the name “Cielo Mar”. The first phase of the development of the master plan is underway.

FINANCIAL CONDITION

At April 30, 2017, we had total assets of approximately $2,395,000 compared to total assets of approximately $ 1,796,000 at April 30, 2016. The increase in total assets was primarily due to: an increase in Cash of $99,000, Land under development increased $500,000 due to the Company’s purchase of land though its Procon subsidiary, Accounts Receivable increased $15,000 due to Procon’s AR and rental property rent due from tenants,

Notes Receivable Land Contract increased approximately $158,000 due to the Company’s issuance of land contracts to the buyers of two of the properties sold in the year ended April 30, 2017, Note Receivable-Related Party increased $581,000 as a result of the Company’s additional investment in Contel. These increases in assets were partially offset by decreases in (i) Rental Properties of approximately $274,000, as a result of the sale of four properties in the year ended April 30, 2017, (ii) Sale of the Property under Development in the amount of $294,000 (iii) property of $9,000 due to depreciation and a decrease in Goodwill of $180,011.

Cash increased to approximately $289,000 for the year ended April 30, 2017, compared to cash of $190,000 at April 30, 2016. Cash used in operating activities was approximately $617,000 in the year ended April 30, 2017, as compared with cash used in operating activities of approximately $364,000 in the year ended April 30, 2016.

At April 30, 2017, we had stockholders’ deficit of approximately $200,000 compared to a deficit of approximately $1,297,000 as of April 30, 2016. The increase in stockholders’ deficit was due to; net operating losses of $1,478,000, tainting due to convertible debt and warrants of approximately $83,300, accretion of redeemable, convertible preferred stock, Series B of approximately $98,000 and dividend on redeemable, convertible preferred stock, Series B of approximately $109,000. These increases in the deficit were offset by; stock issued under convertible debenture of approximately $20,000, stock issued in settlement of accrued interest in the amount of approximately $50,700, Convertible preferred stock, Series A issued in settlement of liabilities in the amount of approximately $1,112,000, Convertible preferred stock, Series A issued for subscription receivable in the amount of approximately $200,000, Convertible preferred stock, Series A issued for cash from related party in the amount of approximately $100,000, Convertible preferred stock, Series B issued in settlement of liabilities in the amount of approximately of $1,354,000, compensation expense relating to RSUs of approximately $6,600 and common stock warrants issued under service contracts in the amount of approximately $16,500, capital contribution to the Procon subsidiary in the amount of approximately $2,000 and other comprehensive income in the amount of approximately $ 2,000 in the year ended April 30, 2017.

Costs incurred in the renovation of the properties that enhance the value or extend the life of the properties are capitalized. The Company also incurred professional fees in implementing its business plan and preparing to sell properties in the future. During 2016, the Company acquired thirteen rental properties in the amount of $1,007,000 and one property under development in the amount of $294,000. No costs to develop were incurred in fiscal 2017 or 2016. The Company owned ten and thirteen rental properties as of April 30, 2017 and 2016, respectively. The Company held no properties under development as of April 30, 2017 and one as of April 30, 2016.

Going Concern

The Company’s financial statements for the year ended April 30, 2017, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009. Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

While the Company is attempting to establish an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, the Company’s cash position may not be adequate to support the Company’s daily operations. Management intends to raise additional funds by seeking equity and/or debt financing; however there can be no assurances that it will be successful in those efforts. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain financing, further implement its business plan, and generate revenues.

As it is the first year for the agriculture operation and with the Cielo Mar project under development, it is impossible to identify any trends in the Company’s business prospects. Accordingly, there can be no assurance that we will be able to pay obligations which we may incur in the future.

The Company’s only sources of additional funds to meet continuing operating expenses, fund additional development and fund additional working capital are through the sale of securities and/or debt instruments. We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. The Company may need to discontinue a portion or all of our operations if the Company is unsuccessful in generating positive cash flow or financing for the Company’s operations through the issuance of securities.

Cash

Cash increased approximately $99,000 for the year ended April 30, 2017. Cash used in operating activities was approximately $617,000 for the year ended April 30, 2017, as compared with cash used in operating activities of approximately $364,000 in fiscal 2016. During fiscal 2017, the Company loaned approximately $581,000 to Contel and made payments on the purchase of land in the amount of $50,000 in connection with Procon which were offset by proceeds from the sale of properties of approximately $369,000 and proceeds from notes receivable in the amount of approximately $1,000.

The Company received: $100,000 in proceeds from Convertible preferred stock, Series A issued for cash from related party, $455,000 in proceeds from advances from a related party and $726,000 in proceeds from convertible debentures and repaid: $40,000 of notes payable to a related party, $127,000 of convertible debentures, approximately $40,000 on the line of credit, approximately $8,000 on obligations under capital leases and paid approximately $95,000 in dividends.

Rental properties and properties under development

The Company owned ten and thirteen rental properties as of April 30, 2017 and 2016, respectively. Rental properties totaled $732,000 and $1,007,000 at April 30, 2017 and 2016, respectively.

The Company held no and one properties under development as of April 30, 2017 and 2016, respectively. Properties under development totaled $0 and $294,000 at April 30, 2017 and 2016, respectively.

Land under Development

The Company owned land under development in the amount of $500,000 and $0 at April 30, 2017 and 2016, respectively.

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

Investment

On February 11, 2016, the Company signed a definitive agreement with Inmobiliaria Contel S.R.L.C.V. (“Contel”) to finance the first tract of land of approximately 300 acres which is being developed by Contel for agriculture use in Baja California, Mexico. The Company’s Chief Executive Officer has made personal investments in this project, and has a 49.5% minority partnership interest in Contel. The Company and its Chief Executive Office have no management or governance authority in Contel. Contel’s general manager is not required to consult with our Chief Executive Officer on any management decisions in the conduct of Contel’s business.

The property acquired by Contel will be developed for agricultural purposes and multi-use purposes. The Company initially committed to loan(s) up to the amount of $350,000 and on February 1, 2017, the Company increased its loan commitment to $1,000,000.

The Company is entitled to a share of Contel’s profits and losses subsequent to repayment of all outstanding loans.

In the years ended April 2017 and 2016, the Company contributed $580,500 and $110,000 to Contel, respectively, which is accounted for as an investment loan. Note Receivable - Related Party totaled $690,500 and $110,000 as of April 30, 2017 and 2016, respectively.

RESULTS OF OPERATIONS

Year Ended April 30, 2017 Compared to Year Ended April 30, 2016

During the year ended April 30, 2017, we incurred a net loss of $1,478,000 compared to a net loss of $852,000 for the year ended April 30, 2016. The increase in our loss for the year ended April 30, 2017 over the comparable prior year is due to a decrease in our revenue of approximately $140,000, an increase of approximately $163,000 in operating expenses and an increase in net other expenses of approximately $323,000.

There were increases in revenue in the fiscal year ended April 30, 2017 compared to fiscal 2016 is due to:

Rental revenue increased to approximately $91,000 during the year ended April 30, 2017 as compared to $24,000 during the prior fiscal year. The Company received rental income on between five and seven properties during the entire year ended April 30, 2017, as compared to rental income earned on properties acquired from ARG only in the last quarter of the prior fiscal year.

Commission revenue was approximately $4,000 for the year ended April 30, 2017 as compared to $0 during the fiscal year ended April 30, 2016. The Company received commissions on the sale of two of the properties in the fiscal year ended April 30, 2017. There were no such commissions earned during the prior fiscal year.

These increases in revenue in the fiscal year ended April 30, 2017 compared to fiscal 2016 were partially offset by the following decreases:

Proceeds from the sale of properties increased to $575,000 during the year ended April 30, 2017 as compared to $0 in the comparable prior year end and corresponding cost of properties sold increased to approximately $554,000 as compared to $0 during the year ended April 30, 2016. However, during 2017 the profit in connection with the sale of two properties, which the Company financed, was deferred in the amount of $41,603, resulting in a net loss from sale of properties of approximately $21,000. The Company sold four properties in the year ended April 30, 2017 as compared to none in the comparable prior year end.

Management fee revenue decreased to $0 during the year ended April 30, 2017 as compared to approximately $12,000 for the fiscal year ended April 30, 2016 as the Company managed no properties in the current fiscal year.

Construction services revenues were $0 during the year ended April 30, 2017 as compared to approximately $177,000 for the fiscal year ended April 30, 2016. The decrease is a result of the Company’s acquisition of ARG, for whom the fiscal 2016 construction services were provided.

There have been fluctuations in certain expenses in the fiscal year ended April 30, 2017, as compared to the fiscal year ended April 30, 2016.

Selling, general and administrative expense increased approximately $179,000 for the year ended April 30, 2017 as compared to the comparable prior year mainly due to the following:

Rental property costs and depreciation expense increased for the year ended April 30, 2017 as compared to the comparable prior period as a result of costs incurred in connection with the rental properties the Company acquired from ARG in the last quarter of fiscal 2016.

Commission and closing costs expense increased approximately $16,000 for the year ended April 30, 2017 as compared to the comparable prior period as a result of the sale of four properties with commission paid on the sale of two of the properties.

Investor relations expense increased approximately $22,000 for the year ended April 30, 2017 as compared to the comparable prior period as a result of more activity in publicity for the Company.

Travel fees increased approximately $17,000 for the year ended April 30, 2017 as compared to the comparable prior period as a result of business travel to Mexico.

Salary and payroll tax expense increased for the year ended April 30, 2017 as compared to the comparable prior period mainly due to the addition of an office manager and corrections to payroll tax expense.

Bad debt expense increased approximately $10,000 from $0 for the year ended April 30, 2016 to a loss of $10,000 in the current year ended April 30, 2017 as the Company recorded a bad debt reserve of approximately $7,000 in connection with rent due on one of its rental properties and approximately $5,000 in connection with its Notes receivable land contracts, net of $2,000 received in payment in full on a previously written off land contract receivable.

Professional fees decreased approximately $29,000 for the year ended April 30, 2017 as compared to the comparable prior year mainly due to:

Audit, accounting and legal and fees increased mainly due to our S-1 filing, the increased complexity of accounting issues and regulatory compliance costs.

Consultant fees paid increased for the year ended April 30, 2017 as compared to the comparable prior period due to increased responsibility after letting go of an office employee.

These increases were partially offset by a decrease in investor and OTC fees for the year ended April 30, 2017 as compared to the comparable prior period, which includes a decrease due to fees paid with the issuance of common stock to two consultants in the amount of approximately $53,000 in the year ended April 30, 2016. This decrease was offset by an increase for investor relations expense for the current year ended.

Impairment loss expense increased from $0 for the year ended April 30, 2016 to approximately $180,000 for the year ended April 30, 2017 due to the Company’s determination the goodwill relating to its acquisition of ARG was impaired and a loss in the amount of approximately $180,000 was recognized in the last quarter of fiscal 2017.

Interest expense was approximately $300,000 for the year ended April 30, 2017 as compared to approximately $239,000 for the comparable prior year mainly due to increased debt and convertible debt during the current year and the related interest and amortization of debt discounts for the year ended April 30, 2017.

Gain on sale of asset decreased from $8,100 in the comparable prior year to approximately $0 for the year ended April 30, 2017 due to the sale of a vehicle in the prior year.

Loss on settlement of related party liabilities, Series A increased to approximately $428,000 for the year ended April 30, 2017 as compared to $0 for the comparable prior year due to the issuance of Series A preferred stock in settlement of the note payable to EIG resulting in a loss in the amount of approximately $389,000 and in settlement of the advance due EIG resulting in a loss in the amount of approximately $39,000.

Gain on settlement of liabilities, Series B increased to approximately $11,000 for the year ended April 30, 2017 as compared to $0 for the comparable prior period due to the issuance of Series B preferred stock in settlement of the note payable due AMREFA.

Derivatives loss decreased from approximately $177,000 in the comparable prior year to approximately $8,000 for the year ended April 30, 2017 due to derivative gain on settlement of Hoppel Convertible Note 1 which was paid in full in the last quarter of fiscal 2017.

LIQUIDITY

At April 30, 2017, we had total assets of approximately $2,395,000 compared to total assets of approximately $1,796,000 at April 30, 2016. The increase in total assets was primarily due to: an increase in Cash of approximately $99,000, Land under development increased $500,000 due to the Company’s purchase of land though its Procon subsidiary, Accounts Receivable increased approximately $15,000 due to Procon’s AR and rental property rent due from tenants, Notes Receivable Land Contract increased approximately $158,000 due to the Company’s issuance of land contracts to the buyers of two of the properties sold in the year ended April 30, 2017, Note Receivable-Related Party increased approximately $581,000 as a result of the Company’s additional loan to Contel. These increases in assets were partially offset by decreases: in Rental Properties of approximately $274,000, as a result of the sale of four properties in the year ended April 30, 2017, in the Sale of the Property under Development in the amount of approximately $294,000 and in property of approximately $9,000 due to depreciation.

Cash increased approximately $99,000 for the year ended April 30, 2017. Cash used in operating activities was approximately $617,000 for the year ended April 30, 2017, as compared with cash used in operating activities of approximately $364,000 in fiscal 2016. During fiscal 2017, the Company loaned approximately $581,000 to Contel and made payments on the purchase of land in the amount of $50,000 in connection with Procon which were offset by proceeds from the sale of properties of approximately $369,000 and proceeds from notes receivable in the amount of approximately $1,000.

The Company received: $100,000 in proceeds from Convertible preferred stock, Series A issued for cash from related party, $455,000 in proceeds from advances from a related party and $726,000 in proceeds from convertible debentures and repaid: $40,000 of notes payable to a related party, $127,000 of convertible debentures, approximately $40,000 on the line of credit, approximately $8,000 on obligations under capital leases and paid approximately $95,000 in dividends.

At April 30, 2017, we had stockholders’ deficit of approximately $200,000.

In the current fiscal year, to expand the agricultural operation and to commence the Cielo Mar development activities in Baja California, we estimate that we will be required to find investment partners to provide financing in the range of $5 million to $25 million over the next 12-24 months.

Credit Lines

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

Equity Line Financing

On June 23, 2016, the Company entered into $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC , Dorado, Puerto Rico. The financing is over a maximum of 36 months. A maximum of 75 million (75,000,000) shares of our common stock has been registered for this financing.

The registration statement filed with the SEC for the equity line financing was declared effective by the SEC on January 31, 2017. The Company has not yet utilized this financing.

We issued to the Tangiers in connection with the execution of the Investment Agreement a commitment fee of a five-year warrant to purchase 4,000,000 shares of common stock, at an exercise price of $.02 per share, and Tangiers provided financing to us for our legal costs in connection with the filing of the Registration Statement through a one-year $22,000 convertible debenture, which the Company paid off in January 2017.

Convertible Note Financings

On September 13, 2016, the Company sold a private investor a 7% convertible promissory note in the principal amount of $105,000, due March 13, 2017.

On January 20, 2017, the Company sold a private investor a 7% convertible promissory note in the principal amount of $105,000, due July 20, 2017, convertible in the event of an event of default.

On February 21, 2017, the Company sold to an institutional lender a convertible note in the amount of $103,500, bearing interest at the rate of 12% per annum, and due November 30, 2017.

On March 15, 2017, the Company issued to an institutional lender a $5,000 Original Issue Discount 10% Convertible Debenture in the principal amount of $105,000, due March 15, 2018.

On March 21, 2017, the Company issued a 7% Fixed Convertible Promissory Note in the principal amount of $105,000 due September 21, 2018 to an institutional lender.

On March 30, 2017, the Company issued a 7% Fixed Convertible Promissory Note in the principal amount of $100,000 due September 22, 2017 to an institutional lender.

On April 27, 2017, the Company issued a 10% Fixed Convertible Promissory Note in the principal amount of $113,000 due April 3, 2018 to an institutional lender.

On May 3, 2017, the Company issued a 8% Fixed Convertible Promissory Note in the principal amount of $110,000 due November 29, 2017 to an institutional lender.

On May 15, 2017, the Company issued a 12% Fixed Convertible Promissory Note in the principal amount of $46,500 due February 15, 2018 to an institutional lender.

On May 10, 2017, the Company issued a 12% Fixed Convertible Promissory Note in the principal amount of $113,000 due February 10, 2018 to an institutional lender. Additionally, we issued 2,000,000 warrants pursuant to the terms of the securities purchase agreement with an exercise price of $0.05 per share.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the discussion of the Company’s accounting policies included in the financial statements in this report. We consider the following accounting policies to be the most critical going forward:

Basis of Presentation - The Company’s financial statements for the year ended April 30, 2017, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

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

Basis of consolidation - The consolidated financial statements include the accounts and records of the Company and its wholly-owned subsidiaries: ProGreen Realty, Progreen Properties Management, ProGreen Construction, ARG, LLC, 21000 Westover LLC, 20210 Westover LLC, 21112 Evergreen LLC, 21421 Greenview LLC, 21198 Berg LLC, 23270 Helen LLC, Progreen Properties VII LLC, Progreen Properties XI LLC, Progreen Properties II, LLC, Franklin Pointe Drive LLC, 20351 Lacrosse LLC, Progreen Properties III LLC, 25825 Lahser Unit Two LLC and 24442 Kinsel LLC and its 51% controlling interest in Procon Baja JV, S.R.L. DE C..V . All significant intercompany accounts and transactions have been eliminated. FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest.

Notes Receivable - Land Contracts - The notes receivable land contracts are carried at amortized cost. Interest income on the notes receivable is recognized on the accrual basis based on the principal balances outstanding. An allowance for doubtful accounts in the amount of $4,800 and $0 has been recorded at April 30, 2017 and 2016.

Notes receivable are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the notes receivable and adequacy of notes receivable loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the notes receivable as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date.

If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the notes receivable, notes receivable loss reserve is recorded with a corresponding charge to provision for notes receivable losses.

The notes receivable loss reserve for each note is maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition is suspended for a note receivable when full recovery, according to the contractual terms, of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired note receivable is in doubt, all payments are applied to principal under the cost recovery method.

When the ultimate collectability of the principal of an impaired note receivable is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the note receivable becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. A note receivable is written off when it is no longer realizable and/or legally discharged. As of April 30, 2017, the Company had two impaired notes receivable.

Property sales revenue recognition - Property sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, “Property, Plant, and Equipment - Real Estate Sales” (“ASC 360-20”), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. In in connection with the sale of two properties, which the Company financed, at April 30, 2017 deferred profit on such sales totaled $41,603, off against the notes receivable balance on the face of balance sheet. See Note 5. There were no such deferred amounts at April 30, 2016.

Emerging growth company status - As an emerging growth company under the JOBS Act, we have elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act. This election is irrevocable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

PROGREEN US, INC.

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ProGreen US, Inc.

San Diego, CA

We have audited the accompanying consolidated balance sheets of ProGreen US, Inc. and its subsidiaries (collectively the “Company”) as of April 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProGreen US, Inc. and its subsidiaries as of April 30, 2017 and 2016 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 14, 2017

ProGreen US, Inc.

Consolidated Balance Sheets

	April 30	April 30,
	2017	2016

Assets
Rental property, net accumulated depreciation of $32,431 and $6,138	$732,023	$1,006,560
Property under development	-	294,179
Land under development	500,000	-
Property	1,232,023	1,300,739
Cash	289,095	189,942
Accounts receivable, net of allowance of $7,395 and $0	15,957	1,194
Notes receivable - land contracts, net of allowance of $4,800 and $0	158,153	-
Other assets	5,956	2,793
Goodwill	-	180,011
Note receivable - related party	690,500	110,000
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $44,301 and $35,764	3,091	11,628
Total assets	$2,394,775	$1,796,307

Liabilities and Stockholders' Deficit
Accounts payable and accrued expenses	$117,068	$354,942
Obligations under capital lease	3,373	11,302
Reservation and tenant deposits	21,313	16,030
Notes payable	214,106	275,256
Note payable, related parties, net of discount of $58,005 and $0, respectively	396,995	516,000
Note payable - Bank of Birmingham	450,258	490,000
Derivative liabilities	361,742	-
Convertible debentures, net of discount of $65,184 and $0, respectively	566,316	-
Dividend payable	13,767	-
Note payable - AMREFA, net of discount of $0 and $114,189, respectively	-	1,170,811
Liability under land contract - related party	450,000	-
Related party advances	-	259,000
Total liabilities	2,594,938	3,093,341

Stockholders' deficit
Convertible preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 967,031 and 0 shares issued and outstanding, at April 30, 2017 and April 30, 2016	97	-
Convertible preferred stock, Series B $.0001 par value, 8,534,625 shares authorized, 8,534,625 and 0 shares issued and outstanding at April 30, 2017 and April 30, 2016	853	-
Common stock, $.0001 par value, 950,000,000 shares authorized, 349,811,110 and 336,919,939 outstanding at April 30, 2017 and April 30, 2016	34,981	33,692
Additional paid in capital	6,379,564	3,700,764
Accumulated other comprehensive income	2,357	-
Accumulated deficit	(6,617,353)	(5,031,490)
Total controlling interest	(199,501)	(1,297,034)

Noncontrolling interest in consolidated subsidiary	(662)	-
Total stockholders' deficit	(200,163)	(1,297,034)
Total liabilities and stockholders' deficit	$2,394,775	$1,796,307

See accompanying Notes to Consolidated Financial Statements

ProGreen US, Inc.

Consolidated Statements of Operations

	Years Ended
	April 30
	2017	2016
Revenues:

Rental revenue	$90,768	$23,880
Net loss from sale of properties	(20,635)	-
Commission revenue	3,570	-
Management fee revenue	-	12,078
Construction services revenue	-	177,171
Other income	1,138	1,335
Total Revenue	$74,841	$214,464
Expenses:
Cost of construction services	-	177,823
Selling, general & administrative	$409,413	230,156
Bad debt loss net of recovery	9,960	-
Professional fees	228,067	256,750
Impairment loss	180,011	-
Total operating expenses	$827,451	$664,729

Operating loss	(752,610)	(450,265)
Other expenses and income:
Interest expense, net	(300,241)	(239,097)
Gain on sale of fixed asset	-	8,147
Loss on settlement of related party liabilities, convertible preferred stock, Series A	(428,105)	-
Gain on settlement of liabilities, redeemable, convertible preferred stock, Series B	10,803	-
Loss on change in fair value of derivative liabilities	(7,793)	(170,901)
Loss before income tax expense	$(1,477,946)	$(852,116)
Net Loss	$(1,477,946)	$(852,116)
Less: Net loss attributable to noncontrolling interest	$(662)	$-
Net Loss attributable to parent	$(1,477,284)	$(852,116)
Deemed dividend on redeemable, convertible preferred stock, Series B	$98,025	$-
Net Loss attributable to parent common shareholders	$(1,575,309)	$(852,116)

Other comprehensive income
Change in foreign currency translation adjustments	$2,357	$-
Other comprehensive income	$2,357	$-
Comprehensive net loss	$(1,572,952)	$(852,116)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and fully diluted	345,686,744	179,909,164

See accompanying Notes to Consolidated Financial Statements

ProGreen US, Inc.

Consolidated Statements of Stockholders’ Deficit

	Controlling Interest
	Number of Common Stock Issued and Outstanding	Common Stock	Number of Series A Preferred Stock Issued and Outstanding	Preferred Stock Series A	Number of Series B Preferred Stock Issued and Outstanding	Preferred Stock Series B	Additional Paid In Capital	Amount Due Under Subscription Agreement	Accumulated Deficit	Accumulated Other Comprehensive Income	Net Stockholders' Deficit	Noncontrolling Interest	Total Stockholders' Deficit

Balance at April 30, 2015	110,329,703	$11,033	-	$-	-	$-	$3,189,666	$(52,961)	$(4,179,374)	$-	$(1,031,636)	$-	$(1,031,636)

Amount due from subscriber under subscription agreement							1,038	(1,038)	-	-	-	-	-

Amount received from subscriber under subscription agreement	-	-	-	-	-	-	-	53,999	-	-	53,999	-	53,999
Stock issued under convertible debenture	219,090,236	21,909	-	-	-	-	133,984	-	-	-	155,893	-	155,893
Derivative liability extinguished on conversion	-	-	-	-	-	-	360,073	-	-	-	360,073	-	360,073
Reclass of APIC to derivative	-	-	-	-	-	-	(260,941)	-	-	-	(260,941)	-	(260,941)
Reclass from derivative to APIC	-	-	-	-	-	-	212,694	-	-	-	212,694	-	212,694
Stock issued under services contracts	7,500,000	750	-	-	-	-	52,750	-	-	-	53,500	-	53,500
Compensation - restricted stock units	-	-	-	-	-	-	11,500	-	-	-	11,500	-	11,500
Net loss			-	-	-	-	-	-	(852,116)	-	(852,116)	-	(852,116)
Balance at April 30, 2016	336,919,939	$33,692	-	$-	-	$-	$3,700,764	$-	$(5,031,490)	$-	$(1,297,034)	$-	$(1,297,034)

Stock issued under convertible debenture	1,426,000	143	-	-	-	-	19,812	-	-	-	19,955	-	19,955
Stock issued under previous subscription agreement	9,775,171	977	-	-	-	-	(977)	-	-	-	-	-	-
Stock issued in settlement of accrued interest	1,690,000	169	-	-	-	-	50,531	-	-	-	50,700	-	50,700
Tainting due to convertible debt and warrants	-	-	-	-	-	-	(83,302)	-	-	-	(83,302)	-	(83,302)
Accretion of redeemable, convertible preferred stock, Series B	-	-	-	-	-	-	(98,025)	-	-	-	(98,025)	-	(98,025)
Dividend on redeemable, convertible preferred stock, Series B	-	-	-	-	-	-	-	-	(108,579)	-	(108,579)	-	(108,579)
Convertible preferred stock, Series B issued in settlement of liabilities	-	-	-	-	8,534,625	853	1,353,592	-	-	-	1,354,445	-	1,354,445
Convertible preferred stock, Series A issued in settlement of related party liabilities	-	-	667,031	67	-	-	1,111,651	-	-	-	1,111,718	-	1,111,718
Convertible preferred stock, Series A issued for subscription receivable	-	-	200,000	20	-	-	199,980	-	-	-	200,000	-	200,000
Convertible preferred stock, Series A issued for cash from related party			100,000	10	-	-	99,990	-	-	-	100,000	-	100,000
Compensation - restricted stock units	-	-	-	-	-	-	6,626	-	-	-	6,626	-	6,626
Common stock warrants issued for services					-	-	16,516			-	16,516	-	16,516
Capital contribution Procon subsidiary	-	-	-	-	-	-	2,406	-	-	-	2,406	-	2,406
Net loss	-	-	-	-	-	-	-	-	(1,477,284)	-	(1,477,284)	(662)	(1,477,946)
Other comprehensive income					-	-				2,357	2,357	-	2,357
Balance at April 30, 2017	349,811,110	$34,981	967,031	$97	8,534,625	$853	$6,379,564	$-	$(6,617,353)	$2,357	$(199,501)	$(662)	$(200,163)

See accompanying Notes to Consolidated Financial Statements

ProGreen US, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	April 30,
	2017	2016
Cash used in operating activities
Net loss	$(1,477,946)	$(852,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	6,626	11,500
Depreciation	38,327	17,051
Bad debt expense	9,960	2,137
Gain on sale of asset	-	(8,147)
Net loss from sale of rental properties	20,635	-
Loss on change in fair value of derivative liabilities	7,793	170,901
Loss on settlement of related party liabilities, Series A	428,105	-
Gain on settlement of liabilities, Series B	(10,803)	-
Warrants issued for services	16,516	-
Amortization of debt discount	220,322	157,799
Common shares issued for services	-	53,500
Impairment of goodwill	180,011	-
Changes in operating assets and liabilities:
Accounts receivable	(19,923)	26,171
Accounts payable and accrued expenses	(39,014)	96,420
Reservation and tenant deposits	5,283
Other current assets	(3,163)	5,887
Payable under management agreement	-	(44,950)
Cash used in operating activities	(617,271)	(363,847)

Cash provided by (used in) investing activities
Proceeds from sale of asset	-	10,000
Proceeds from note receivable	1,444	-
Proceeds from sale of properties	369,000	-
Purchase of land	(50,000)	-
Loan for note receivable - related party	(580,500)	(110,000)
Cash received in ARG acquisition	-	71,840
Cash used in investing activities	(260,056)	(28,160)

Cash provided by (used in) financing activities

Proceeds from Convertible preferred stock, Series A issued for cash from related party	100,000	-
Proceeds from advances from related party	-	259,000
Proceeds from notes payable related party	455,000	-
Repayment of notes payable related party	(40,000)	-
Repayment of notes payable	-	(28,186)
Proceeds from notes payable - Bank of Birmingham	-	137,514
Repayment of note payable - Bank of Birmingham	(39,742)	-
Proceeds from convertible debentures	726,200	68,000
Repayment of convertible debentures	(127,000)	-
Decrease in obligations under capital leases	(7,929)	(7,703)
Dividend paid by cash	(94,812)	-
Capital contribution - Procon subsidiary	2,406	-
Collection of amount due under stock subscription	-	53,999

Cash provided by financing activities	974,123	482,624

Effect of foreign exchange on cash	2,357	-

Net change in cash	99,153	90,617

Cash at beginning of period	189,942	99,325
Cash at end of period	$289,095	$189,942
Supplemental information:
Cash paid for interest	$77,037	$17,676

Noncash investing and financing transactions:
Series B preferred stock dividend declared but not paid	$13,767	$-
Notes receivable - land contracts issued for sale of properties	$206,000	$-
Land purchased under land contract	$450,000	$-
Deferred gain on sale of rental properties	$41,603	$-
Debt discount on derivative liability	$270,647	$140,925
Accretion of redeemable convertible preferred stock, Series B	$98,025	$-
Convertible preferred stock, Series A issued in settlement of related party liabilities	$683,613	$-
Convertible preferred stock, Series A issued for subscription receivable	$200,000	$-
Redeemable, convertible preferred stock, Series B issued in settlement of liabilities	$1,256,420	$-
Re-class of temporary equity to permanent equity	$1,354,445	$-
Stock issued under previous subscription agreement	$977	$-
Stock issued in settlement of accrued interest	$50,700	$-
Tainting on convertible notes and warrants	$83,302	$260,941
Debt discount on common stock issued with debt	$19,955	$-
Assignment of debt	$-	$476,000
Note payable issued to purchase ARG	$-	$1,157,270
Accrued interest added to debt principal	$-	$5,376
Stock issued under convertible debenture	$-	$155,893
Derivative liability extinguished on conversion	$-	$360,073
Reclass from derivative to APIC	$-	$212,694

See accompanying Notes to Consolidated Financial Statements

PROGREEN US, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2017

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

On July 21, 2009, the Company formed ProGreen Properties, Inc. as a wholly-owned subsidiary and merged ProGreen Properties, Inc. into the Company, which was the surviving corporation in the merger. In connection with the merger, the Company changed its name from Diversified Product Inspections, Inc. to ProGreen Properties, Inc. The change of the Company’s name to ProGreen Properties, Inc. became effective on September 11, 2009 with approval by the Financial Industry Regulatory Authority (FINRA) as effective for trading purposes in the OTC Bulletin Board market. Pursuant to Board of Directors authorization, the Company changed its name to Progreen US, Inc. with the filing of a Certificate of Amendment with the Secretary of State of Delaware on July 11, 2016, which was approved by FINRA effective for trading purposes on July 22, 2016, with a new symbol of PGUS.

In December 2009, ProGreen Realty LLC (“ProGreen Realty”) was formed as a wholly owned subsidiary of the Company. ProGreen Realty acts as the real estate broker for the Company. All assets, liabilities, revenues and expenses are included in the consolidated financial statements of the Company.

On October 31, 2011 ProGreen Properties Management LLC (“Properties Management”) was formed as a wholly owned subsidiary of the Company which manages the Company owned properties. All assets, liabilities, revenues and expenses are included in the consolidated financial statements of the Company.

These investment properties are marketed exclusively by ProGreen Realty and managed by ProGreen Management. As of April 30, 2017 the Company owned no investment properties.

In January 2015, ProGreen Construction LLC (“ProGreen Construction”) was formed as a wholly owned subsidiary of the Company. ProGreen Construction performs all construction and development services for the properties held under development. All assets, liabilities, revenues and expenses are included in the consolidated financial statements of the Company.

On February 11, 2016, the Company signed a definitive agreement with Inmobiliaria Contel S.R.L.C.V. (“Contel”) to finance the first tract of land of approximately 300 acres which is being developed by Contel for agriculture use in Baja California, Mexico. The Company’s Chief Executive Officer has made personal investments in this project, and has a 49.5% minority partnership interest in Contel.  The Company and its Chief Executive Office have no management or governance authority in Contel. Contel’s manager is not required to consult with our Chief Executive Officer on any management decisions in the conduct of Contel’s business.

A portion of the property acquired by Contel is currently developed for agricultural purposes. The remaining parcels will be developed for agricultural use or developed as a multi-use property. The Company initially committed to a loan of up to the amount of $350,000 and on February 1, 2017, the Company increased its loan commitment to Contel to up to $1,000,000 from $350,000.

The Company evaluated Contel for consolidation based on the provisions of FASB ASC 810 - Consolidation (“ASC 810”). ASC 810 approach is to determine a variable interest entity’s (“VIE”) primary beneficiary and requires companies to more frequently reassess whether they must consolidate or deconsolidate VIEs. The accounting standard requires a qualitative, rather than quantitative, analysis to determine the primary beneficiary of a VIE for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has (a) the power to direct the VIE activities that most significantly affect the VIE’s economic performance, and (b) the right to receive benefits of the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant to the VIE. The Company has determined that Contel does have the characteristics of a VIE. ProGreen has no direct ownership in Contel and no power to direct the activities of Contel, and its relationship to Contel is limited to a loan, secured by land. As ProGreen has no power over management of Contel, ProGreen is not the primary beneficiary and therefore does not need to consolidate Contel. The maximum exposure for loss is limited to the outstanding loan balance.

The Company is entitled a share of Contel’s profits and losses after all outstanding loan amounts are repaid. See Note 7.

On March 8, 2016, the Company restructured its working arrangements with AMREFA. The Company entered into an agreement to purchase AMREFA’s U.S. subsidiary, ARG LLC which was, amended March 16, 2016, which holds real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which the Company managed for AMREFA. The purchase price was paid by the issuance to AMREFA of 8,093,541 shares of a new Series B Preferred Stock which were issued in the fiscal year ended April 30, 2017. Also acquired were 14 wholly-owned subsidiaries of ARG LLC that holds ownership of the real estate properties: 21000 Westover LLC, 20210 Westover LLC, 21112 Evergreen LLC, 21421 Greenview LLC, 21198 Berg LLC, 23270 Helen LLC, Progreen Properties VII LLC, Progreen Properties XI LLC, Progreen Properties II, LLC, Franklin Pointe Drive LLC, 20351 Lacrosse LLC, Progreen Properties III LLC, 25825 Lahser Unit Two LLC and 24442 Kinsel LLC. See Notes 6 and 23.

On June 17, 2016, the Company formed Procon Baja JV, S.DE R.L. DE C.V (“Procon”), a subsidiary owned by Progreen (51%) and Inmobiliaria Contel S.R.L.C.V. (Contel). Procon is managed by a board of Managing Directors consisting of three members, of which two represent Progreen and one represents Contel. On January 23, 2017, Procon entered into a definitive purchase agreement for, and has taken possession of, a tract of land situated near the town of El Rosario in Baja California, Mexico. The purchased land was formerly owned by a relative of Contel’s majority shareholder. The land, planned for residential real estate development, is bordering the Pacific Ocean and covers a total area of approximately 2,016 ha (5,000 acres) with 4.5 miles of ocean front. The execution of the deed transferring the 5,000-acre oceanfront property to Procon was completed on March 15, 2017, and a Master Plan for all of this land is being created for a resort-type retirement and vacation community with the name “Cielo Mar”. In connection with this purchase the Company has recorded land in the amount of $500,000 (for which no interest is due), paid $50,000 and recorded a liability under land contract for the balance due in the amount of $450,000 as of April 30, 2017. See Notes 3 and 10.

On January 15, 2017 the Company entered into a loan agreement with its 51% owned subsidiary Procon, whereby the Company has agreed it will grant a loan to Procon in as much amount as is needed to accomplish Procon’s objectives. Procon will repay all borrowings received under the loan once Procon has sufficient income. The loan bears interest at a 6% per annum from the date of each borrowing until repaid. During the year ended April 30, 2017 the Company loaned Procon a total of $70,000 to fund operations. The amount due under the loan and accrued interest payable totaled $70,000 and $347, respectively, at April 30, 2017. All significant intercompany accounts and transactions have been eliminated. FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. As Procon is owned by 51 % by Progreen it is included in the Company’s consolidated financial statements for the year ended April 30, 2017.

We have recently moved our offices from Oakland County, Michigan, to San Diego, California, proximate to our agricultural and development projects in Baja California, on which our current business operations are focused.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

GOING CONCERN

The Company’s financial statements for the year ended April 30, 2017, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business. Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

While the Company is attempting to establish an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, the Company’s cash position may not be adequate to support the Company’s daily operations. Management intends to raise additional funds by seeking equity and/or debt financing; however there can be no assurances that it will be successful in those efforts. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain financing, further implement its business plan, and generate revenues.

As it is the first year for the agriculture operation and with the Cielo Mar project under development, it is impossible to identify any trends in the Company’s business prospects. Accordingly, there can be no assurance that we will be able to pay obligations which we may incur in the future.

The Company’s only sources of additional funds to meet continuing operating expenses, fund additional development and fund additional working capital are through the sale of securities and/or debt instruments. We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. The Company may need to discontinue a portion or all of our operations if the Company is unsuccessful in generating positive cash flow or financing for the Company’s operations through the issuance of securities.

In the current fiscal year, the Company used approximately $617,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year. As of April 30, 2017, the Company has approximately $289,000 in cash.

During the year ended April 30, 2017 the Company financed its operations through proceeds from related party advances, proceeds from issuance of convertible preferred stock and issuance of convertible debt. Also, during the year ended April 30, 2017, the Company sold some of the properties acquired in its fiscal 2016 purchase of ARG.

Basis of consolidation

The consolidated financial statements include the accounts and records of the Company and its wholly-owned subsidiaries: ProGreen Realty, Progreen Properties Management, ProGreen Construction, ARG, LLC, 21000 Westover LLC, 20210 Westover LLC, 21112 Evergreen LLC, 21421 Greenview LLC, 21198 Berg LLC, 23270 Helen LLC, Progreen Properties VII LLC, Progreen Properties XI LLC, Progreen Properties II, LLC, Franklin Pointe Drive LLC, 20351 Lacrosse LLC, Progreen Properties III LLC, 25825 Lahser Unit Two LLC and 24442 Kinsel LLC and its 51% controlling interest in Procon Baja JV, S.R.L. DE C..V . All significant intercompany accounts and transactions have been eliminated. FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest.

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

Rental property

The fair value of rental property and property under development acquired is based on estimated selling prices of the properties, net of estimated selling costs.

Property under development

Properties under development are recorded at cost from expenditures relating to the acquisition, development, construction, and other costs that enhance the value or extend the life of rental properties which are capitalized using the specific identification method to accumulate costs.

Land under Development

Land under development is recorded at cost.

Cash

Cash consists solely of cash on deposit with financial institutions.

Allowance for doubtful accounts

An allowance for doubtful accounts is management’s best estimate of the probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of customer payment history. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that determination is made. An allowance for doubtful accounts in the amount of $7,395 and $0 has been recorded at April 30, 2017 and 2016.

Notes Receivable - Land Contracts

The notes receivable land contracts are carried at amortized cost. Interest income on the notes receivable is recognized on the accrual basis based on the principal balances outstanding. An allowance for doubtful accounts in the amount of $4,800 and $0 has been recorded at April 30, 2017 and 2016.

Notes receivable are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the notes receivable and adequacy of notes receivable loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the notes receivable as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date.

If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the notes receivable, notes receivable loss reserve is recorded with a corresponding charge to provision for notes receivable losses.

The notes receivable loss reserve for each note is maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition is suspended for a note receivable when full recovery, according to the contractual terms, of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired note receivable is in doubt, all payments are applied to principal under the cost recovery method.

When the ultimate collectability of the principal of an impaired note receivable is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the note receivable becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. A note receivable is written off when it is no longer realizable and/or legally discharged. As of April 30, 2017, the Company had two impaired notes receivable. See Note 5.

Goodwill

The cost of acquiring ARG in excess of the underlying fair value of net assets at date of acquisition is recorded as goodwill and is assessed annually for impairment. If considered impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized. The Company performed goodwill impairment testing for 2017 relating to its acquisition of ARG and determined that it was fully impaired. Refer to Note 6.

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

Rental revenue recognition

Real estate properties were leased under operating leases. Currently, as the original lease terms have expired, real estate properties are being leased on a month-to-month basis. Rental income from these leases is recognized on a straight-line basis over the term of each lease.

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

Property sales revenue recognition

Property sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, “Property, Plant, and Equipment - Real Estate Sales” (“ASC 360-20”), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. In in connection with the sale of two properties, which the Company financed, at April 30 2017 deferred profit on such sales totaled $41,603, off against the notes receivable balance on the face of balance sheet. See Note 5. There were no such deferred amounts at April 30, 2016.

Advertising costs

Advertising costs are expensed as incurred. Total advertising expenditures for the years ended April 30, 2017 and 2016 were approximately $2,900 and $1,400, respectively.

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

Fair Value of Financial Instruments

The Company records convertible debt and warrants at fair value on a recurring basis. Estimated fair values of the Company’s convertible debt and derivatives liability were calculated based upon quoted market prices. See Notes 14 and 15.

Income taxes

The Company accounts for income taxes using an asset and liability approach under which deferred income taxes are recognized by applying enacted tax rates applicable to future years to the differences between the financial statement carrying amounts and the tax bases of reported assets and liabilities.

Earnings (loss) per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

In periods of losses from operations, basic and diluted income per share from operations are also the same, as ASC 260-10 requires the use of the denominator used in the calculation of loss per share from operations in all other calculations of earnings per share presented, despite the dilutive effect of potential common shares.

Based on the conversion prices in effect, the potentially dilutive effects of 11,550,000 warrants were not considered in the calculation of EPS as the effect would be anti-dilutive on April 30, 2017. There were no warrants outstanding as of April 30, 2016.

Based on the conversion prices in effect, the potentially dilutive effects of 11,652,550 due to convertible debt were not considered in the calculation of EPS as the effect would be anti-dilutive on April 30, 2017. There were no convertible debt outstanding as of April 30, 2016.

Based on the conversion prices in effect, the potentially dilutive effects of 290,399,700 due to convertible preferred stock series A were not considered in the calculation of EPS as the effect would be anti-dilutive on April 30, 2017. There were no convertible preferred stock series A outstanding as of April 30, 2016.

Based on the conversion prices in effect, the potentially dilutive effects of 59,756,142 due to convertible preferred stock series B were not considered in the calculation of EPS as the effect would be anti-dilutive on April 30, 2017. There were no convertible preferred stock series B outstanding as of April 30, 2016.

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

Non-Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provision of ASC 505-50, “Equity Based Payments to Non-Employees” (“ASC 505-50”), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to 2017 classifications.

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

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. (the “ASU”). Part I of this ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and clarifies existing disclosure requirements. Part II does not have an accounting effect. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. Management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (the “ASU”). The ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The ASU allows for early adoption, however, management is currently evaluating the potential impact of these changes on the consolidated financial statements of the Company.

In April 2015, the FASB issued Accounting Standard’s Update No. 2015-03 “Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this update. The adoption of the guidance did not have a material impact on the Company’s Consolidated Financial Statements or the Notes thereto as it is a presentation matter.

We do not expect that any other recently issued accounting pronouncements will have a material impact on our consolidated financial statements.

Note 2. Rental Properties and Property Under Development

Rental properties and property under development at April 30, 2017 and 2016 are summarized as follows:

	April 30,	April 30,
	2017	2016
Rental properties	$764,454	$1,012,698
Less: accumulated depreciation	(32,431)	(6,138)
Rental properties, net of accumultaed depreciation	$732,023	$1,006,560

Property under development	$-	$294,179

Depreciation expense for the years ended April 30 2017 and 2016 totaled $29,790 and $6,138, respectively.

The Company owned ten and thirteen rental properties as of April 30, 2017 and 2016, respectively. The Company held no properties and one property under development as of April 30, 2017 and 2016, respectively.

Note 3. Land under Development and Liability under Land Contract-Related Party

The Company held land under development in the amount of $500,000 and $0 as of April 30, 2017 and 2016 respectively. During the year ended April 30, 2017, the Company through its subsidiary Procon, purchased the first tract of land for residential real estate development. The purchased land was formerly owned by a relative of Contel’s majority shareholder. Under the terms of the definitive purchase agreement, the Company has recorded land at cost in the amount of $500,000, paid $50,000 of the purchase price and recorded a liability under land contract for the balance due in the amount of $450,000 as of April 30, 2017 and 2016. See Notes 1 and 10. No interest is due under the terms of the definitive purchase agreement. The payments are due as follows:

Year Ending	April 30 ,
2018	$50,000
2019	100,000
2020	100,000
2021	100,000
2022	100,000
$450,000

Note 4. Accounts Receivable

Accounts receivable totaled $15,957 and $1,194 at April 30, 2017 and 2016, respectively and is comprised of amounts rent due from tenants in the amount of $12,245 and $1,194 at April 30, 2017 and 2016, respectively and Procon’s accounts receivable in the amount of $11,107 and $0 at April 30, 2017 and 2016, respectively. During the year ended April 30, 2017, management determined the rent due from one tenant may not be collectible and an allowance for uncollectible accounts receivable was established in the amount of $7,395, resulting in net accounts receivable of $15,957 and $1,194 at April 30, 2017 and 2016, respectively. Bad debt expense in the amount of $7,395 and $0 is included in the accompanying Consolidated Statements of Operations for the years ended April 30, 2017 and 2016, respectively.

Note 5. Notes Receivable - Land Contracts and Gain on Sale of Properties and Property under Development

On May 20, 2016 the Company sold one of its rental properties located at 23270 Helen Street, with a selling price of $119,000. The Company received a deposit of $10,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $109,000 to be paid in monthly installments, including principal and interest, beginning June 1, 2016 through June 1, 2019. The Land Contract bears interest at 9% per annum. In the fiscal year ended April 30, 2017 the Company recognized a deferred gain on the sale of this property in the amount of $41,507, which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $108,280 plus accrued interest in the amount of $1,655 as of April 30, 2017. At April 30 2017 the deferred profit on the sale of this property totaled $41,507. See Note 1.

On June 25, 2016 the Company sold a second one of its rental properties located at 21421 Greenview Avenue with a selling price of $109,000. The Company received a deposit of $12,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $97,000, to be paid in monthly installments, including principal and interest, beginning August 1, 2016 through June 30, 2019. The Land Contract bears interest at 9% per annum. In the fiscal year ended April 30, 2017 the Company recognized a deferred gain on the sale of this property in the amount of $96, which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $96,276 plus accrued interest in the amount of $1,567 as of April 30, 2017. At April 30 2017 the deferred profit on the sale of this property totaled $96. See Note 1.

During the year ended April 30, 2017, management determined the amounts due under the land contracts may not be collectible in full and an allowance for uncollectible accounts was established in the amount of $4,800 for the portion management determined may not be collectible based on payment history. Notes receivable - land contracts, net of allowance total $199,756 and $0 at April 30, 2017 and 2016, respectively. Bad debt expense in the amount of $4,800 and $0 is included in the accompanying Consolidated Statements of Operations for the years ended April 30, 2017 and 2016, respectively.

On November 4, 2016 the Company sold a third one of its rental properties located at 29108 Tessmer Court with a selling price of $77,000. The entire $77,000 was received in cash (net of costs) in the fiscal year ended April 30, 2017. In the fiscal year ended April 30, 2017 the Company recognized a gain on the sale of this property in the amount of $18,650.

On April 28, 2017 the Company sold its property under development located at 24442 Kinsel Street with a selling price of $270,000. The entire $270,000 was received in cash (net of costs) in the fiscal year ended April 30, 2017. In the fiscal year ended April 30, 2017 the Company recognized a loss on the sale of this property under development in the amount of $39,285. In connection with this sale, the Company paid in full the amount due to the Company’s controller in the amount of $40,000. See Note 12.

Note 6. Business Combination and Impairment of Goodwill

On March 8, 2016, the Company restructured its working arrangements with AMREFA through entry into a purchase agreement, amended March 16, 2016, with AMREFA for the purchase of a 100% interest in AMREFA’s U.S. subsidiary, ARG LLC (ARG), which holds real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which the Company managed for AMREFA. The Company paid the purchase price of $1,285,000 by the issuance to AMREFA of 8,093,541 shares of a new Series B Preferred Stock however at April 30, 2016 the shares had not been issued and the Company recorded a note payable to AMREFA in the amount $1,157,270 including a present value discount of $127,730. During the fiscal year ended April 30, 2017 the 8,093,541 shares of Series B Preferred Stock were issued to AMREFA and the note payable to AMREFA in the amount $1,170,811 was paid in full. At April 30, 2017 and 2016 the note payable balance due AMREFA totaled $0 and $1,170,811, net of $0 and $114,189 of unamortized discount, respectively. During the years ended April 30, 2017 and 2016, $20,609 and $13,541 was recognized as amortization of debt discount, respectively.

The acquisition is accounted for under ASC 805 Business Combination and the transaction is recorded at fair value on acquisition date. The Company recorded Goodwill in the amount of $180,011 in connection with the purchase of ARG.

The Company performed goodwill impairment testing for 2017 and determined there was an impairment. As such, the entire balance of $180,011 was written off.

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

Notes payable

The fair value of notes payable comprises amounts due under promissory note agreements with a bank and the Company’s controller which approximate acquisition date amounts. See Notes 12 and 13.

Goodwill Impairment

During the year ended April 30, 2017, based on actual selling prices, net of selling costs, of the rental properties acquired from ARG, the Company determined the carrying amount of its net assets exceeded the estimated fair value and the Company recognized a goodwill impairment loss in the amount of $180,011. No such impairment loss was determined in the year ended April 30, 2016.

Note 7. Note Receivable - Related Party

On February 11 2016, the Company signed a definitive agreement with Inmobiliaria Contel S.R.L.C.V. (“Contel”) to finance the first tract of land of approximately 300 acres which is being developed by Contel for agriculture use in Baja California, Mexico. The Company’s Chief Executive Officer has made personal investments in this project, and has a 49.5% minority partnership interest in Contel The Company and its Chief Executive Office have no management or governance authority. Contel’s manager is not required to consult with him on any management decisions in the conduct of Contel’s business.

The Company initially committed to a contribution up to the amount of $350,000 and on February 1, 2017, the Company increased its commitment to contribute up to $1,000,000 from $350,000 to Contel. The Company accepts a share of Contel’s profits and losses and is entitled to recover all contribution upon completion of the sale of the property. In the years ended April 2017 and 2016, the Company contributed $580,500 and $110,000 to Contel, respectively, which is accounted for as an investment loan. Note Receivable - Related Party totaled $690,500 and $110,000 as of April 30, 2017 and 2016, respectively. See Note 1.

Note 8. Property and Equipment

Major classifications of property and equipment at April 30, 2017 and 2016 are summarized as follows:

	April 30,	April 30,
	2017	2016
Vehicles	$40,902	$40,902
Furniture	3,564	3,564
Office equipment	2,926	2,926
Total vehicles, furniture and equipment	47,392	47,392
Less: accumulated depreciation	(44,301)	(35,764)
Net carrying amount	$3,091	$11,628

Depreciation expense for the years ended April 30 2017 and 2016 totaled $8,537 and $10,913, respectively.

Note 9. Obligations Under Capital Leases

The Company leases a vehicle under a capital lease expiring in fiscal 2018. The following is a schedule by year of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of April 30, 2017:

Year ending April 30,
2018	$3,397
Total minimum lease payments	3,397

Less amounts representing interest	(24)
Present value of future minimum lease payments	$3,373

Total lease payments made in fiscal 2017 and 2016 were $8,152 and $8,152, consisting of $7,929 and $7,703 principal and $223 and $449 interest, respectively. Principal payments are shown on the Company’s Consolidated Statements of Cash Flow under Financing Activities. Interest expense is included in the Company’s Consolidated Statements of Operations.

The cost of the vehicles in the amount of $40,902 at April 30, 2017 and 2016, is included in the Company’s Consolidated Balance Sheets as a component of vehicles, furniture and equipment, and is being depreciated over the estimated useful life of five years. Depreciation expense of $8,180 and $10,415 is included in the Company’s Consolidated Statements of Operations for the years ended April 30, 2017 and 2016, respectively. During fiscal 2016 the Company sold one of the vehicles. The proceeds from the sale totaled $10,000 and the Company recognized a gain on the sale of the vehicle in them amount of $8,147 which is included in the Company’s Consolidated Statement of Operations for the year ended April 30, 2016.

Note 10. Reservation Deposits

In connection with Procon’s planned development of a residential community to be known as Cielo Mar (see Notes 1 and 3), located in Bahia de El Rosario, El Rosario, Baja California, Mexico (the “Development Project”); Procon has collected deposits (“Reservation Deposit”) in the amount of $12,500 from Depositors to reserve development lots until the first execution phase of the development and a Definitive Purchase Agreement is executed at which time the Depositor may proceed with the purchase which will result in the Reservation Deposit’s conversion to a purchase deposit. The Depositor may decide not to proceed with the purchase and the Reservation Deposit will be returned, unless waived in the Reservation Request, less 10% for administrative charges. Reservation deposits totaled $12,500 and $0 at April 30, 2017 and 2016, respectively. See Note 25.

Note 11. Notes Payable

Under the terms of a July 19, 2013 Investment Agreement (“AMREFA Agreement”) with AMREFA, as of April 30, 2015 the Company has notes payable to AMREFA totaling $289,346 plus accrued interest totaling $13,206. The notes payable and accrued interest were due in less than twelve months. However, pursuant to an Installment Payment Agreement (June 2015 Installment Payment Agreement) entered into on June 25, 2015 with AMREFA, the Company refinanced its outstanding principal and interest on loans to the Company from AMREFA. This agreement replaced all outstanding notes by a single 8% promissory note in the principal amount of $289,346, due July 15, 2017, amortized by installment payments of principal and interest commencing with an initial payment in July 2015 of $45,000, including accrued interest of $17,000, which payment was made on July 15, 2015. EIG, a major shareholder of the Company, guaranteed Progreen’s obligations under the June 2015 Installment Payment Agreement. During fiscal 2016 the Company made payments to AMREFA totaling $28,186 in connection with the June 2015 Installment Payment Agreement.

During the fiscal year ended April 30, 2017 in connection with the fiscal 2016 purchase of ARG, the note payable due to AMREFA under the June 2015 Installment Payment Agreement was paid in full and cancelled with the delivery of a $200,000 Mortgage Note payable to AMREFA together with issuance of 441,084 shares of Series B Preferred Stock to AMREFA, with a fair value of $65,000 in payment of note plus accrued interest. See Note 23. The amount due was comprised of $261,150 principal plus accrued interest of $14,653, for a total due to AMREFA of $275,803. In connection with this payment in full, during the fiscal year ended April 30, 2017, the Company recorded a gain on settlement of a liability in the amount of $10,803, which is included in other expenses and income in the accompanying unaudited Condensed Consolidated Statements of Operations.

The Mortgage Note is non-interest bearing and is secured by the property at 24442 Kinsel Street, Southfield, Michigan. The Mortgage Note is to be paid upon the sale of the Kinsel Street property. Notes payable to AMREFA totaled $200,000 and $265,150 as of April 30 2017 and 2016, respectively. Accrued interest due AMREFA totaled $0 and $14,653 as of April 30, 2017 and 2016, respectively. On April 28, 2017 the Kinsel Street property was sold and in May 2017 the Mortgage Note was paid in full.

During the year ended April 30, 2015, the Company entered into two notes payable in the form of noncash to the City of Southfield totaling $14,106 (collectively, the “Southfield debt”) to finance the City of Southfield’s assessments on one of the Company’s sold properties. The Southfield debt and accrued interest is due over a 17 year period commencing August 31, 2015. During the years ended April 30, 2017 and 2016 the Company recognized interest expense of $301 and $0, respectively. Accrued interest totaled $301 and $0 at April 30, 2017 and 2016, respectively.

The Company is indebted as follows:

	April 30, 2017	April 30, 2016,

Note Payable to City of Southfield dated October 29, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	$6,000	$6,000

Note Payable to City of Southfield dated September 19, 2014 bears a fixed rate of interest of 3.00% and requires interest only annual payments for the first three years of the note. Commencing in year four principal and interest are due in fifteen annual installments. The note payable is secured by a property located at 23270 Helen Street, Southfield Michigan.	8,106	8,106

Mortgage Note payable to AMREFA, is non-interest bearing and is secured by the property at 24442 Kinsel Street, Southfield, Michigan. The note is due upon the sale of the Kinsel Street Property.	200,000	-

Note Payable to AMREFA dated June 25, 2015 bears a fixed rate of interest of 8.00%. Payments plus accrued interest are due biannually as follows; January 15, 2016 $61,150, July 15, 2016 $65,000, January 15, 2017 $65,000 and July 15, 2017 $70,000. The note payable is guaranteed by a majority shareholder.	-	261,150
	$214,106	$275,256

Note 12. Notes Payable Related Parties

On August 2, 2016, the Company entered into a credit line promissory note (“Credit Line”) with its President and Chief Executive Officer (“President”) whereby the Company may borrow up to $250,000 with interest at a rate of five (5%) percent per annum due on July 31, 2017. The Credit Line is unsecured. During the fiscal year ended April 30, 2017 the Company borrowed $250,000 under the Credit Line. As a result of the derivatives calculation an additional discount of $39,299 was recorded. Notes payable related parties includes the amount due under the Credit Line with a balance outstanding of $250,000 less the unamortized discount of $14,947 as of April 30, 2017.

Amortization of the related discount totaled $24,352 for the year ended April 30, 2017. The Company recorded interest expense in connection with the Credit Line in the amount of $5,061 and $0 for the years ended April 30, 2017 and 2016, respectively. Accrued interest due under the Credit Line totaled $5,061 and $0 as of April 30, 2017 and April 30, 2016, respectively.

On February 21, 2017 the Company’s President entered into an additional one year 5% Promissory Note credit line agreement (“Credit Line 2”) whereby the Company may borrow up to $250,000 with interest at a rate of five (5%) percent per annum due on February 22, 2018. Credit Line2 is unsecured.

During the fiscal year ended April 30, 2017 the Company borrowed $205,000 under Credit Line 2. As a result of the derivatives calculation an additional discount of $51,303 was recorded. Notes payable related parties includes the amount due under the Credit Line with a balance outstanding of $205,000 less the unamortized discount of $43,058 as of April 30, 2017.

Amortization of the related discount totaled $8,245 for the year ended April 30, 2017. The Company recorded interest expense in connection with the Credit Line in the amount of $1,581 and $0 for the years ended April 30, 2017 and 2016, respectively. Accrued interest due under the Credit Line totaled $1,581 and $0 as of April 30, 2017 and April 30, 2016, respectively.

Also, in connection with the Credit Line, the Company issued the President common stock purchase warrants. The warrants entitle the President to purchase ten shares of common stock for each one ($1.00) dollar of total disbursements by the President to the Company, of up to 2,500,000 shares of common stock at an exercise price of $0.05. During the year ended April 30, 2017, 250,000 of these warrants were issued in various denominations between August 2, 2016 through February 21, 2017, resulting in a total number of warrant shares of 2,500,000 as of April 30, 2017. The warrants have a five year term. See Notes 14 and 15.

In connection with the Credit Line 2, the Company issued the President common stock purchase warrants. The warrants entitle the President to purchase ten shares of common stock for each one ($1.00) dollar of total disbursements by the President to the Company, of up to 2,500,000 shares of common stock at an exercise price of $0.05. During the year ended April 30, 2017, 205,000 of these warrants were issued in various denominations between February 22, 2017 through March 20, 2017, resulting in a total number of warrant shares of 2,050,000 as of April 30, 2017. The warrants have a five year term. See Notes 14 and 15.

In connection with the Company’s purchase of ARG, effective March 8, 2016 the Company assumed a $40,000 note payable plus accrued interest in the amount of $907, which was due to the Company’s controller under the terms of a promissory note payable effective November 27, 2015. The note bore a fixed rate of interest of 8.00% and required no monthly payments. Additional interest of 5% was paid upon payment of the note payable. The note was secured by the property at 24442 Kinsel Street, Southfield, Michigan which the Company acquired in the ARG purchase and was sold during the fiscal year ended April 30, 2017. Upon the sale of the Kinsel Street Property on April 28, 2017, the note was paid in full in the amount of $40,000 plus accrued interest of $6,604. See Notes 5 and 11.

The note payable to the Company’s controller had a balance outstanding of $0 and $40,000 as of April 30, 2017 and 2016, respectively and the Company recorded interest expense in connection with this note payable in the amount of $5,226 and $471 for the fiscal years ended April 30, 2017 and 2016, respectively. Accrued interest due under this note payable totaled $0 and $1,378 as of April 30, 2017 and 2016, respectively.

Effective February 9, 2016, the Company entered into an agreement with the Company’s largest stockholder, whereby EIG assumed all of the Company’s obligations under a November 5, 2009 (as amended) 13.5% convertible debenture due to RF, which agreed to assumption of the convertible debenture obligations by EIG. The convertible debenture was transferred to note payable related party, which is not convertible. The portion of the accrued interest assumed by EIG in the amount of $148,613 was transferred to accrued interest payable related party.

During the fiscal year ended April 30, 2017, in payment of the note payable related party the Company issued EIG 608,031 shares of Series A Preferred Stock with a total stated value equal to that of the agreed upon principal in the amount of $476,000 plus accrued interest in the amount of $148,613, for a total agreed upon amount of $624,613 and a fair value of $1,013,385. See Note 22. In connection with this payment in full, during the fiscal year ended April 30, 2017 the Company recorded a loss on settlement of a liability in the amount of $388,772 which is included in other expenses and income in the accompanying unaudited Condensed Consolidated Statements of Operations.

As of April 30, 2017 and 2016 the outstanding balance of the note payable due EIG was $0 and $476,000, plus accrued interest of $0 and $148,613, respectively.

Note 13. Note Payable Bank of Birmingham

In connection with the Company’s purchase of ARG, effective March 8, 2016 the Company assumed a $347,100 note payable plus accrued interest in the amount of $5,386, which was due to the Bank of Birmingham under the terms of a promissory note payable effective January 26, 2015. Principal was due in full on February 5, 2016.

Effective March 4, 2016 the Company entered into a new note payable to Bank of Birmingham in the amount of $490,000 which was comprised of the principal and interest due under the previous note ($352,486) plus additional proceeds and fees totaling $137,514, resulting in a note payable totaling $490,000. Interest is calculated at 6% per annum. Principal and interest in the amount of $3,534 are payable monthly commencing May 5, 2016 until April 5, 2021 when the then outstanding principal and interest are due. The note is secured by all properties and related rents which the Company acquired in the ARG purchase. See Note 6.

The note payable had a balance outstanding of $450,258 and $490,000 as of April 30, 2017 and 2016, respectively and the Company recorded interest expense in connection with this note payable in the amount of $31,753 and $2,858 for the years ended April 30, 2017 and 2016, respectively. Accrued interest due under the note payable totaled $1,953 and $2,858 as of April 30, 2017 and April 30, 2016, respectively.

Principal payment requirements on the notes payable to Bank of Birmingham for the years ending after April 30, 2017 are as follows:

2018	$15,442
2019	16,408
2020	17,367
2021	401,041
Thereafter	-
Total	$450,258

Note 14. Fair Value Measurement

The Company utilizes the accounting guidance for fair value measurements and discloses for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis during the reporting period.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The three levels of valuation hierarchy are defined as follows:

Level 1 -	Observable inputs such as quoted market prices in active markets.

Level 2 -	Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 -	Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

During fiscal year ended April 30, 2017 and 2016, the Company held certain financial instruments that were measured at fair value on a recurring basis. The Company determined that the convertible feature of the convertible note should be classified as a derivative liability under ASC 815-15 – “Derivatives and Hedging”. The fair value of the embedded instrument were categorized as Level 3.

As of April 30, 2017 and 2016, the financial instruments that are measured at fair value on a recurring basis consisted of convertible debt totaling $105,000 and $0 with a derivative liability totaling $361,742 (including 10,550,000 stock warrants) and $0 at April 30, 2017 and 2016, respectively, which are categorized as Level 3. The related loss on derivatives totaled $7,793 and $170,901 for the fiscal years ended April 30, 2017 and 2016, respectively.

See Notes 12, 15 and 16.

Note 15. Derivative Liabilities

During the fiscal year ended April 30, 2017, the Company identified conversion features embedded within its convertible debt. See Note 16. The Company has determined that the conversion feature of the Hoppel convertible note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the Note is not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Hoppel convertible note tainted all other convertible instruments (all warrants) and these convertible instruments were treated as derivatives as well.

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

The fair value of the Company’s derivative liabilities at April 30, 2017 is as follows:

April 30, 2016 balance	$-
Discount on debt	270,647
Reclass from equity due to tainting	83,302
Fair value mark- to market adjustment	7,793
Derivatives liabilities, balance	$361,742

The fair values at the commitment dates and remeasurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the fiscal year ended April 30, 2017:

The stock prices ranged from $0.0214 to $0.0239 in this period would fluctuate with the Company projected volatility;

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

The projected annual volatility for each valuation period was based on the historical volatility of the Company and the remaining term of the instrument and ranged from 86% to 164% and 295% to 305%.

Default at maturity would occur 100% of the time for the Hoppel Notes and they would convert at a percentage of market.

The risk-free rates were based on the remaining term of the instrument and ranged from 0.68% to 1.90%.

2016 Activity

During fiscal 2016, $425,413 of derivative liability was recorded as the notes became convertible of which $140,925 was recorded as debt discount, $23,547 as loss on derivative liability and $260,941 as re-class of equity to liability.

Upon full conversion of the convertible notes, $147,354 was recorded as loss on derivative liability, $140,925 of debt discount was fully amortized, $212,694 was re-classified from derivative to equity and $360,073 was extinguished through equity from derivative liability.

The fair value of the embedded derivative liabilities were determine using the Black -Sholes valuation model on the issuance dates with the assumptions in the table below for the fiscal year ended April 30, 2016:

Expected dividends	0%
Expected Volatility	166%- 676%
Stock price	$0.001 - $ .01
Discount rate	.04% -. 77%

Note 16. Financing Agreement and Convertible Debentures

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

On June 23, 2016, the Company entered into a $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC, Dorado, Puerto Rico and filed a Registration Statement for the financing with the SEC on August 31, 2016. The registration statement was declared effective by the Securities and Exchange Commission on January 31, 2017. The financing is over a maximum of 36 months. A maximum of 75 million (75,000,000) shares of the Company’s common stock have been registered for this financing. As of April 30, 2017, there have been no draws under the Investment Agreement; thus, the outstanding balance totaled $0 at April 30, 2017 and 2016.

EMA Financial, LLC Convertible Note

On April 3, 2017, the Company issued a convertible promissory note in the principal amount of $113,000 to EMA Financial, LLC (“EMA Convertible Note”). This convertible note is due and payable on April 3, 2018 plus interest on the unpaid principal balance at a rate of 10% per annum. The Holder shall have the right, in its sole and absolute discretion, as of the date which is one hundred and eighty days following the Closing Date (April 3, 2017), to convert all or any part of the outstanding amount due under this Note into fully paid and nonassessable shares of Common Stock. The conversion price shall equal the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 55% of either the lowest sale price for the Common Stock on the Principal Market during the fifteen (15) consecutive Trading Days immediately preceding the Conversion Date or the closing bid price.

The Company may prepay the amounts outstanding to the holder at any time up to the 180th day (the “Prepayment Date”) following the issue date of this note by making a payment to the note holder of an amount in cash equal to 120% (for the first 90 days) up to 125%, multiplied by the sum of: the then outstanding principal amount of this Note plus accrued and unpaid interest on the unpaid principal amount of this Note plus Default Interest, if any. After the Prepayment Date, the Note may not be prepaid. In connection with the EMA Convertible Note the Company paid $6,800 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the year ended April 30, 2017 the Company recognized interest expense in the amount of amount of $522 relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $6,278 at April 30, 2017. The Company recorded interest expense in connection with the EMA Convertible Note in the amount of $868 and $0 for the years ended April 30, 2017 and 2016, respectively. Accrued interest due under the EMA Convertible Note totaled $868 and $0 as of April 30, 2017 and April 30, 2016, respectively.

Silo Equity Partners Venture Fund LLC Convertible Note

On March 22, 2017, the Company issued a convertible promissory note in the amount of principal amount of $100,000 to Silo Equity Partners Venture Fund LLC (“Silo Convertible Note”). This convertible note is due and payable on September 22, 2017 plus interest on the unpaid principal balance at a rate of 8% per annum. The Holder shall have the right, in its sole and absolute discretion, as of the date which is one hundred and eighty days following the Closing Date (March 22, 2017), to convert all or any part of the outstanding amount due under this Note into fully paid and nonassessable shares of Common Stock. The conversion price hereunder (the “Conversion Price”) shall equal the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 50% of the lowest sale price for the Common Stock on the Principal Market during the fifteen (15) consecutive Trading Days immediately preceding the Conversion Date.

The Company may prepay the amounts outstanding to the holder at any time up to the 180th day (the “Prepayment Date”) following the issue date of this note by making a payment to the note holder of an amount in cash equal to 115% (for the first 60 days), to 120% (between 61 -120 days) up to 125% (anytime after 120 days) , multiplied by the sum of: the then outstanding principal amount of this Note plus accrued and unpaid interest on the unpaid principal amount of this Note plus Default Interest, if any. The Company recorded interest expense in connection with the Silo Convertible Note in the amount of $858 and $0 for the years ended April 30, 2017 and 2016, respectively. Accrued interest due under the Silo Convertible Note totaled $858 and $0 as of April 30, 2017 and April 30, 2016, respectively.

Tangiers Global, LLC Convertible Note

On March 21, 2017, the Company issued a convertible promissory note in the amount of principal amount of $105,000 to Tangiers Global, LLC (“Tangiers Convertible Note”) including an Original Issue Discount (“OID”) of $5,000. This convertible note is due and payable on September 21, 2018 plus interest on the unpaid principal balance at a rate of 7% per annum. At any time after 180 days from the Effective Date (March 21,2017) of the Note, the Holder shall have the right, at the Holder’s sole option, at any time and from time to time to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock as per the Conversion Formula. The conversion price is $.015. The Company may prepay the amounts outstanding to the holder at any time up to the 180th day (the “Prepayment Date”) following the issue date of this note by making a payment to the note holder of an amount in cash equal to 100% of Principal amount (for the first 89 days), to 115% of Principal amount (between 90 -120 days) to 120% of Principal amount (between 121 -150 days) and to 125% of Principal amount (between 151-180 days). After 180 days from the Effective Date this Note may not be prepaid without written consent from Holder, which consent may be withheld,

During the year ended April 30, 2017 the Company recognized interest expense in the amount of amount of $366 relating to the amortization of the original issue discount. The unamortized balance of original issue discount totaled $4,634 at April 30, 2017. The Company recorded interest expense in connection with the Tangiers Convertible Note in the amount of $807 and $0 for the years ended April 30, 2017 and 2016, respectively. Accrued interest due under the Tangiers Convertible Note totaled $807 and $0 as of April 30, 2017 and April 30, 2016, respectively.

Bellridge Capital, LP

On March 15, 2017, the Company issued a convertible promissory note in the amount of principal amount of $105,000 to Bellridge Capital, LP (“Bellridge Convertible Note”) including an OID of $5,000 This convertible note is due and payable on March 15, 2018 plus interest on the unpaid principal balance at a rate of 10% per annum. At any time after the sooner to occur of (i) 180 days from March 15, 2017 (ii) when the shares issuable upon conversion of this Debenture have been registered on a registration statement that has been declared effective by the Commission or (iii) if the Company is in breach or default of any of the Transaction Documents and until this Debenture is no longer outstanding (including principal and accrued but unpaid interest on any principal being converted, if any) shall be convertible, in whole or in part, into shares of Common Stock at the option of the Holder, at any time and from time to time. The conversion price hereunder (the "Conversion Price") shall equal the 55% of the lowest trading price for the Company's Common Stock on the Trading Market for the 15 Trading Days prior to the conversion.

During the first six months this Note is in effect, the Company may redeem this Note by paying to the Holder an amount as follows: (i) if the redemption is prior to the 90th day this Note is in effect (including the 90th day), then for an amount equal to 115% of the unpaid principal amount of this Note along with any interest that has accrued during that period; (ii) if the redemption is on the 91st day this Note is in effect, up to and including the 120th day this Note is in effect, then for an amount equal to 120% of the unpaid principal amount of this Note along with any accrued interest; (iii) if the redemption is on the 121st day this Note is in effect, up to and including the 180th day this Note is in effect, then for an amount equal to 125% of the unpaid principal amount of this Note along with any accrued interest.

During the year ended April 30, 2017 the Company recognized interest expense in the amount of amount of $644 relating to the amortization of the original issuance discount. The unamortized balance of original issuance totaled $4,356 at April 30, 2017. The Company recorded interest expense in connection with the Bellridge Convertible Note in the amount of $1,334 and $0 for the years ended April 30, 2017 and 2016, respectively. Accrued interest due under the Bellridge Convertible Note totaled $1,334 and $0 as of April 30, 2017 and April 30, 2016, respectively.

Power Up Lending Group Ltd

On February 21, 2017, the Company issued a convertible promissory note in the amount of principal amount of $103,500 to Power Up Lending Group Ltd (“Power Up Convertible Note”). This convertible note is due and payable on November 30, 2017 plus interest on the unpaid principal balance at a rate of 12% per annum.

The Holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Note (February 21,2017) and ending on the later of: (i) the Maturity Date (November 30, 2017) and (ii) the date of payment of the Default Amount (as defined in the Note), each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and nonassessable shares of Common Stock. The conversion price hereunder (the “Conversion Price”) shall equal 58% multiplied by the average of the lowest 2 Trading Prices for the Common Stock during the 15 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

The Company may prepay the amounts outstanding to the holder at any time up to the 180th day (the “Prepayment Date”) following the issue date of this note by making a payment to the note holder of an amount in cash equal to 120% (for the first 150 days) and to 125% (between 151 -180 days). After 180 days from the Effective Date this Note may not be prepaid.

In connection with the Power Up Convertible Note the Company paid $3,500 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the year ended April 30, 2017 the Company recognized interest expense in the amount of amount of $845 relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $2,655 at April 30, 2017.

The Company recorded interest expense in connection with the Power Up Convertible Note in the amount of $2,380 and $0 for the years ended April 30, 2017 and 2016, respectively. Accrued interest due under the Power Up Convertible Note totaled $2,380 and $0 as of April 30, 2017 and April 30, 2016, respectively.

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

A total of $105,000 debt discount was recorded on Hoppel Convertible Note 1 including original issuance discount of $5,000, stock issuance discount of $7,547 and derivative discount of $92,453. On March 16, 2017 Hoppel Convertible Note 1 was paid in full, in cash without any conversions. Amortization of the related discounts and interest expense totaled $105,000 and $7,350, respectively for the fiscal year ended April 30, 2017.

Note 16. Financing Agreement and Convertible Debentures - continued

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

In connection with Hoppel Convertible Note 2, the Company issued Lucas Hoppel a Common Stock Purchase Warrant. The warrant entitled the holder to purchase up to 1,000,000 shares of common stock at an exercise price of $0.03. The warrant expires on January 20, 2022. The warrant contains standard adjustments for stock dividends and splits, and allows cashless exercise after six months. In addition, Lucas Hoppel was issued 926,000 common shares as an inducement to enter into the financing. See Note 22. If the note has not been repaid in full and the share price at any time falls below $0.0125 after the six month repayment period, then the Company will issue an additional 926,000 shares. The price of Common Shares fell below .0125 on January 25, 2017 resulting in an additional 926,000 shares due. These shares were not issued at April 30, 2017 and are part of a negotiation to restructure the Note. A total of $105,000 debt discount was recorded on Hoppel Convertible Note 2 including original issuance discount of $5,000, stock issuance discount of $12,408 and derivative discount of $87,592.

The outstanding Hoppel Convertible Note 2 balance totaled $57,739 at April 30, 2017, net of the unamortized discount of $47,261. Amortization of the related discounts totaled $57,739 for the fiscal year ended April 30, 2017. Accrued interest totaled $7,350 and $0 at April 30, 2017and April 30, 2016, respectively. See Notes 14 and 15.

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

There was no remaining principal balance or accrued interest due under the KBM Convertible Note at April 30, 2016. See Note 21. Interest expense relating to this KBM debenture totaled approximately $0 and $240 for years ended April 30, 2017 and 2016, respectively. Accrued interest due totaled $0 at April 30, 2017 and 2016.

JMJ Financial Convertible Note

Effective September 10, 2015 the Company entered into a Convertible Promissory Note (“JMJ Note”) with JMJ Financial (“JMJ”) pursuant to which the Company issued JMJ Financial a convertible note in the amount of $250,000 with an original issue discount in the amount of $25,000. The principal amount due JMJ is based on the consideration paid. The maturity date is two years from the effective date of each payment. On September 10, 2015 the Company received consideration of $30,000 for which an original issue discount of $3,333 was recorded. There were no additional borrowings under the JMJ Note during the quarter ended January 31, 2016. The Company did not repay the JMJ Note on or before 90 days from the effective date, thus the Company was not able to make further payments on this JMJ Note prior to the maturity date and a one-time interest charge of 12% was applied to the principal amount. The JMJ Note provided JMJ the right at any time, to convert the outstanding balance (including accrued and unpaid interest) into shares of the Company’s common stock at 60% of the average of two lowest trade prices in the 20 trading days previous to the conversion, additional discounts may apply in the case that conversion shares are not deliverable or if the shares are ineligible.

During the year ended April 30, 2016 JMJ Financial converted the JMJ Convertible Note in its entirety and the original issue discount of $3,333 was fully amortized upon conversion, into a total of 44,738,207 shares of Common Stock at a fair value as follows:

Conversion Date	Number of Shares of Common Stock	Principal and Interest Amount Converted *(i)	Price per share
February 25, 2016	14,575,000	$3,498	$0.00024
March 17, 2016	15,300,000	13,770	$0.00090
March 28, 2016	14,863,207	20,065	$0.00135
Totals - Year ended April 30, 2016	44,738,207	$37,333

(i) Includes accrued interest of $4,000

See Note 21

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

Note 16. Financing Agreement and Convertible Debentures - continued

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

(i) Includes accrued interest of $2,840

See Note 21.

Interest expense relating to the Vis Vires debentures totaled approximately $0 and $4,174 for years ended April 30, 2017 and 2016, respectively. Accrued interest due totaled $0 at April 30, 2017 and April 30, 2016, respectively.

Note 17. Related Party Advances

In July 2015 EIG, a major shareholder of the Company, advanced the Company $46,000. In November 2015 EIG advanced the Company an additional $13,000. By agreement between EIG and the Company, these advances had no established repayment terms nor did they earn interest and they were unsecured. During the year ended April 30, 2017 in payment of the non-interest bearing advances due EIG in the amount of $59,000 the Company issued 59,000 shares of Series A Preferred Stock to EIG. In connection with this payment in full, during the year ended April 30, 2017 the Company recorded a loss on settlement of a liability in the amount of $39,333, which is included in other expenses and income in the accompanying Consolidated Statements of Operations. Related party advances totaled from EIG totaled $0 and $59,000 at April 30, 2017 and 2016, respectively.

The Company has entered into subscription agreements with three stockholders, Jan Telander, the Company’s President and CEO; Ulf Telander, the CEO of EIG; and Frederic Telander, the CEO of SolTech Energy Sweden AB.

The subscription agreements provided for the investment in the Company by each of the three stockholders of $100,000 through the purchase of 100,000 shares each of Series A Preferred Stock. During the last quarter of fiscal 2016, the Company received $200,000 as payment for 200,000 of the shares. The shares were issued subsequent to April 30, 2016 thus the Company recorded an amount due stockholders in the amount of $200,000 at April 30, 2016.

The remaining 100,000 shares in the amount of $100,000 were purchased subsequent to April 30, 2016. During the year ended April 30, 2017, in connection with the amount due stockholders in the amount of $200,000, the Company issued 200,000 shares of Series A Preferred Stock. Amount due stockholders totaled $0 and $200,000 at April 30, 2017 and April 30, 2016, respectively.

Note 18. Corporate Lease Agreement

Effective April 1, 2016, the Company entered into a lease agreement for office space for a period of thirty-six (36) months. The monthly lease payments for the period April 1, 2016 through March 1, 2017 total $872, for the period April 1, 2017 through March 1, 2018 total $903 and the period April 1, 2018 through March 1, 2019 total $934. Lease payments are as follows:

Year ending April 30,	Rental Amount
2018	$10,867
2019	10,274
Thereafter	-
$21,141

At the beginning of the lease the Company paid a security deposit of $934, which is reflected as other assets on the April 30, 2017and 2016 balance sheets.

During 2017 and 2016, the Company recorded $10,464 and $18,342 in rental expense which includes rent from the prior lease which expired during fiscal 2016.

See Note 25

Note 19. Income Taxes

For tax purposes the Company has federal net operating loss (“NOL”) carryovers of $3,300,000 that are available to offset future taxable income. These NOL carryovers expire beginning in the year 2030. As a result of the Company’s reorganization, as further described in Note 1, the NOL carryovers generated prior to the reorganization are limited by Section 382 of the Internal Revenue Code resulting in no NOL carryover for the years prior to reorganization. Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 30, 2017	April 30, 2016

Deferred tax assets:
NOL carryovers	$628,762	$412,432
Amortization of debt discount	(33,048)	(23,670)
Accrued interest	-	(7,359)
Loss on settlement of related party liabilities, Series A	(64,216)	-
Warrants issued for services	(2,477)	-
Gain on settlement of liabilities, Series B	1,620	-
Loss from sale of rental properties	(3,095)	-
Gain/Loss on change in FV of derivative liabilities	(1,169)	(25,635)
Compensation - Restricted stock units	(994)	(1,725)
Bad debt expense	(1,494)	-
Stock issued under services contracts	-	(8,025)
Impairment of goodwill	(27,002)	-
Depreciation expense	(5,749)	(2,558)
Total deferred tax assets	491,138	343,460

Valuation allowance	(491,138)	(343,460)
Net deferred tax assets	$-	$-

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

The effective rate used for estimation of deferred taxes was 15% for the years ended April 30, 2017 and 2016.

The tax years that remain subject to taxing authorities’ examination at April 30, 2017 are 2010 through 2017. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provisions.

Note 20. Preferred Stock

On July 8, 2009 the Company’s Articles of Incorporation were amended to authorize the issuance of Ten Million (10,000,000) shares of Preferred Stock with a par value $0.0001 per share (“Preferred Stock”). Shares of the Preferred Stock of the Company may be issued from time to time in one or more classes or series, each of which class or series shall have such distinctive designation, number of shares, or title as shall be fixed by the Board of Directors prior to the issuance of any shares thereof. Each such class or series of Preferred Stock shall consist of such number of shares, and have such voting powers, full or limited, or no voting powers and such preferences and relative, participating optional or other special rights and such qua1ifications, limitations or restrictions thereof. as shall be stated in such resolution or resolutions providing for the issue of such series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof pursuant to the; authority hereby expressly vested in it, all in accordance with the laws of the State of Delaware.

As of April 30, 2017 and 2016, 9,501,656 and no shares, respectively, were issued and outstanding. See Notes 22 and 23.

Note 21. Common Stock

On February 9, 2016 the Company’s Articles of Incorporation were amended to authorize the issuance of One Billion Five Hundred Million (1,500,000,000) shares of Common Stock with a par value $0.0001 per share (“Common Stock”). On December 6, 2016 the Company amended its Certificate of Incorporation to reduce the number of shares of common stock the Company is authorized to issue from 1,500,000,000 to 950,000,000.

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

In connection with Hoppel Financing on October 17, 2016 and January 26, 2017, the Company issued 500,000 and 926,000 shares of Common Stock, respectively. See Note 16.

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

As of April 30, 2017 and 2016, 349,811,110 and 336,919,939 shares of Common Stock were issued and outstanding, respectively.

On February 1, 2017 the Company issued a total of 3,000,000 of common stock warrants to two outside consultants. The warrants have an exercise price of $.0110 and expire on February 1, 2022. The warrants vest in one-third increments on April 30, 2017, 2018 and 2019. The fair value of the warrants was calculated using a Black-Scholes valuation model. As a result of this fair value calculation the Company recognized a loss in the amount of $16,516 for the year ended April 30, 2017.

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

Voting Rights and Negative Covenants

The Series A Preferred Stock shall have the right to vote together with holders of Common Stock on an as “as converted basis”, on any matter that the Company’s shareholders may be entitled to vote on, either by written consent or by proxy. So long as any shares of Series A Preferred Stock are outstanding, the Company shall not and shall cause its subsidiaries not to, without the affirmative vote of the Requisite Holders, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend its certificate of incorporation, bylaws or other charter documents so as to effect adversely any rights of any holders of the Series A Preferred Stock, (d) increase the authorized or designated number of shares of Series A Preferred Stock. (e) issue any additional shares of Series A Preferred Stock (including the reissuance of any shares of Series A Preferred Stock converted for Common Stock), (f) issue any Senior Securities, or (g) enter into any agreement with respect to the foregoing.

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

Conversion

Conversion at the Option of the Holder - On and after January 1, 2017, each share of Series A Preferred Stock shall be convertible into Common Stock at a conversion price of S0.0033 per share (“Conversion Price”). To effect a conversion of Converted Shares, the Holder must deliver or fax an executed Notice of Conversion to the Company (“Conversion Notice”). The Conversion Notice shall be executed by the Holder of one or more shares of Series A Preferred Stock and shall indicate the Holder’s intention to convert the specific number of Converted Shares, representing all or a portion of the Holder’s shares of Series A Preferred Stock, the date on which the conversion is to be effected, which may not be before the date the Holder delivers the Conversion Notice (“Conversion Date”). The Conversion price is subject to adjustment in the event of a Sale of the Company a spinoff or if the Company effectuates a stock split, a reverse stock split or declares a stock dividend.

Rank

The shares of Series A Preferred Stock shall rank junior to any stock of all other series of preferred stock currently issued, as to liquidation, winding up or dissolution, as applicable, in preference or priority to the holders of such other class or classes.

During the year ended April 30, 2017, the Company issued 967,031of the authorized shares of Series A Preferred Stock as follows:

Number of Series A Shares Issued and Outstanding	Preferred Stock Series A	Additional Paid in Capital Series A	Liability Settled	Loss on Settlement of Liabilities Series A

608,031	$61	$1,013,324	$624,613	$(388,772)
59,000	6	98,327	59,000	(39,333)
300,000	30	299,970	-	-

967,031	$97	$1,411,621	$683,613	$(428,105)

During the year ended April 30, 2017, the Company issued 300,000 shares of Series A Preferred Stock settled in cash of which $200,000 was received in the last quarter of fiscal 2016 and was recorded as amount due stockholders in the amount of $200,000 at April 30, 2016. The remaining $100,000 was received in the fiscal year ended April 30, 2017.

See Notes 12, 17 and 20.

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

As of April 30, 2016 no shares of Series A Preferred Stock were issued and outstanding.

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

During the year ended April 30, 2017, the Company issued all 8,534,625 of the authorized shares of Series B Preferred Stock to AMREFA, recorded at fair value as of the issuance date, as follows:

Series B Shares Issued and Outstanding	Preferred Stock Series B	Additional Paid In Capital Series B	Total Series B	Gain on Settlement of Liabilities Series B

441,084	$44	$64,956	$65,000	$10,803
8,093,541	809	1,190,611	$1,191,420	$-
8,534,625	$853	$1,255,567	$1,256,420	$10,803

See Notes 6, 11 and 20.

From the date of issuance of the Series B Preferred Shares through April 30, 2017 the Company accreted $98,025 of the purchase discount. As April 30, 2017, the Series B Preferred Shares had a fair value of $1,354,445.

Each holder of record on September 8, 2016 and March 8, 2017 of the Series B Preferred Stock shall be entitled to receive a cash dividend at the annual rate of 7% of the Stated Value of the shares of Series B Preferred Stock held by such holder. During the year ended April 30, 2017, the Company paid Series B cash dividends in the amount of $94,812 and accrued an additional $13,767 for a total dividend of $108,579 as of April 30, 2017.

Series B was presented as temporary equity in the accompanying Consolidated Balance Sheet pursuant to ASC 480 as it was not initially redeemable until September 1, 2017 however no holders of the Series B Preferred Stock notified the Company within the period commencing February 1, 2017 and ending February 15, 2017, of their election to redeem their shares of Series B Preferred Stock thus Series B was transferred to equity in the accompanying Consolidated Balance Sheet asof April 30, 2017. As of April 30, 2017 and 2016, 8,534,625 and no shares of Series B Preferred Stock were issued and outstanding, respectively.

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

The vesting set forth in the RSU Agreement dated December 3, 2012 is as follows: The interest of the holder of the RSU’s shall become non-forfeitable or vested as follows: (i)150,000 shall become Vested as of December 1, 2013, or such later date as of which the Common Stock Market Price shall have equaled or exceeded $0.15 per share; (ii) 150,000 shall become Vested as of December 1, 2014, or such later date as of which the Common Stock Market Price shall have equaled or exceeded $0.25 per share; (iii) 150,000 of the RSU’s shall become Vested as of December 1,2015, or such later date as of which the Common Stock Market Price shall have equaled or exceeded $0.35 per share; and (iv) 150,000 of the RSU ‘s shall become Vested as of December 1, 2016, or such later date as of which the Common Stock Market Price shall have equaled or exceeded $0.45 per share. The Agreement also requires the controller be the financial controller of the Company (or alternatively have been appointed an executive officer of the Company) as of the applicable Vesting Date and have been so engaged throughout the period beginning on the date of the Agreement and ending on the applicable Vesting Date and (b) that the common stock has traded for a period of twenty trading days at the market price as specified in Agreement.

See Note 25

As of April 30, 2017 and 2016 compensation expense of $6,626 and $11,500 respectively, was recorded as follows:

	April, 2017	April, 2016
Number of restricted stock units issued on June 1, 2012		3,600,000
Stock price on grant date		$0.03
Vesting Period		3 years
Estimated fair value at issuance		$108,000
May 1, 2015 through April 30, 2016 Compensation Expense		$3,000

Number of restricted stock units issued on December 3, 2012	600,000	600,000
Stock price on grant date	$0.03	$0.03
Vesting Period	4 years	4 years
Estimated fair value at issuance	$18,000	$18,000
May 1, 2016 through April 30, 2017 Compensation Expense	$2,626
May 1, 2015 through April 30, 2016 Compensation Expense		$4,500

Number of restricted stock units issued on June 1, 2014	600,000	600,000
Stock price on grant date	$0.02	$0.02
Vesting Period	3 years	3 years
Estimated fair value at issuance	$12,000	$12,000
May 1, 2016 through April 30, 2017 Compensation Expense	$4,000
May 1, 2015 through April 30, 2016 Compensation Expense		$4,000

Total compensation expense	$6,626	$11,500

Note 25. Subsequent Events

In May 2017, the non-interest bearing Mortgage Note to AMREFA in the amount of $200,000 was paid in full upon the sale of the Kinsel Street Property. See Note 11.

On May 10, 2017, the Company issued to JSJ Investments Inc. a 12% Convertible  Promissory Note in the principal amount of $ 113,000, due February 20, 2018. At any time after 180 days after the issuance date, this Note shall be convertible into shares of the Company’s common stock with a conversion price equal to a 52% discount to the lowest trading price during the previous fifteen (15) trading days to the date of a Conversion Notice.

On May 3, 2017, the Company issued to Vista Capital Investments LLC an 8% Fixed Rate Convertible Debenture  in the principal amount of $110,000 with an Original Issue Discount of $10,000, due November 29, 2017. At any time which is one hundred eighty days from the Closing Date, this Note shall be convertible into shares of the Company’s common stock with a conversion price equal to $0.035. In addition, the Company granted Vista Capital Investments LLC 2,000,000  Warrant Shares of the Company’s common stock, par value $0.0001 per share.

On May 15, 2017, the Company issued to Power Up Lending Group Ltd. a 12% Fixed Rate Convertible Pr omissory Note in the principal amount of $46,500 due on February 15, 2018. The Holder shall have the right from time to time, at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock. The conversion price shall equal 58% multiplied by the average of the lowest two (2) Trading Prices for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On June 30, 2017, the Board of Directors of the Company adopted and approved the Company’s 2017 Employee Stock Option Plan (the “Plan”), for which we will seek approval of our stockholders. The Company terminated its 2012 Stock Option Plan following the expiration of all outstanding restricted stock units issued under that plan.  See Note 24.

We lease our offices at 2667 Camino del Rio South, Suite 312, San Diego, CA 92108, of approximately 740 sq. ft., at a current monthly rent of $1,250, under a four month lease, after which, the lease will become month-to-month.

Subsequent to April 30, 2017 the Company sold four of its rental properties.

On June 8, 2017 the Company formed a wholly-owned subsidiary Cielo Mar Reservations, LLC to receive the Reservation Deposits for Procon’s planned development of a residential community. See Note 10.

On July 17, 2017 the Company entered into a Settlement Agreement for the Hopple Promissory Note issued on January 20, 2017 and due on July 20, 2017. (See Note 16 - Financing Agreement and Convertible Debentures).

In exchange for Mr. Hoppel’s settlement and release of the Settled Claims, the Company issued Mr. Hoppel 926,000 shares of the Company’s common stock and shall make three equal cash payments of $44,940. The first cash payment shall be due on or before August 1st, 2017. The second cash payment shall be due on or before August 10th 2017 and the third and final cash payment shall be due on or before August 20th, 2017. Upon the issuance of 926,000 shares and payment of $134,820, the Note shall be considered fully repaid.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

As supervised by our board of directors and our Chief Executive and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our management in this evaluation has concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2017, are not effective, due to lack of segregation of duties, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of internal control over financial reporting as of April 30, 2017. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that, as of April 30, 2017, our internal control over financial reporting is not effective and management’s evaluation was based on the following material weakness:

●	Segregation of duties: The Company did not effectively segregate certain accounting duties due to the small size of its accounting staff.

●	Financial reporting system: The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, adjustments relating were required in order to produce financial statements for external reporting purposes.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter of our April 30, 2017 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors as of August 1, 2017.

Name	Age	Title
Jan Telander	66	Chief Executive Officer, Chief Financial Officer and Director; and General Manager, Procon joint venture
Michael Hylander	58	Director
Christina M. Lombera	49	Secretary

On March 14, 2014, our Board of Directors elected Michael Hylander as a director of the Company to fill an existing vacancy on the Board of Directors. Henrik Sellmann resigned as a director on October 22, 2014.

Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.

Jan Telander is the Company’s Chief Executive Officer and a director, and is the general manager of the Procon joint venture in Mexico, where the Company is the 51% owner. He has been the president of EIG Venture Capital Ltd (“EVC”) since 2001. EVC was founded by Mr. Telander and two other family members as a private investment company with an aim to purchase early stage companies and build these into larger entities with a view to seek exit through public listing on a suitable stock exchange. From 2001 until May 31, 2008, Mr. Telander was a member of the Board of Directors of Gas Turbine Efficiency, Inc., a former EIG portfolio company.

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

Other Committees. The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of the Company, the current levels of compensation to corporate officers and the beneficial ownership by our major stockholders of in excess of 82% of the Company’s outstanding common stock. The Board will consider establishing compensation and nominating committees at the appropriate time.

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this report. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 2667 Camino del Rio South, Suite 312, San Diego, CA 92108 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

Other Information about our Board of Directors

During our fiscal year ended April 30, 2017, our Board of Directors acted by written consent seven times.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. For the fiscal year ended April 30, 2017, we believe that all required filings under Section 16(a) have been made by our officers and directors, except that Michael Hylander was elected to our Board of Directors on March 14, 2014 and has not as of the date of this report filed the Form 3 due March 24, 2014. The Section 16(a) filings of our CEO, Jan Telander, were late as follows: _On August 22, 2016, Mr. Telander filed a late Form 4 with respect to two purchases of common stock on August 17, 2016; on October 4, 2016, Mr. Telander reported late two purchases of common stock on September 29, 2016; on February 6, 2017, Mr. Telander filed a late Form 4 report with respect to six purchases of common stock on February 1, 2017; on February 10, 2017, Mr. Telander reported late three stock purchases on February 6, 2017; on March 27, 2017, Mr. Telander reported late eight purchases of common stock on March 22, 2017; on May 15, 2017, Mr. Telander reported late two purchases of common stock on May 4, 2017 and April 27, 2017;on May 18, 2017, Mr. Telander reported late two purchases of common stock on May 15, 2017; and on May 23, 2017, Mr. Telander filed a late Form 4 with respect to one stock purchase on May 18, 2017.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Exchange Act. A copy of this Code may be obtained by requesting a copy in writing to the Company at 2667 Camino del Rio South, Suite 312, San Diego, CA 92108. This Code applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal years 2017, 2016 and 2015 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa-tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)		Total ($) (j)
Jan Telander,	2017	$96,000						$21,000	(1)	$117,000
CEO (1)	2016	$96,000						$21,000	(1)	$117,000
	2015	$96,000						$21,000	(1)	$117,000

(1)	Mr. Telander was paid a $21,000 housing allowance in fiscal 2017, a $21,000 housing allowance in 2016, and a $21,000 housing allowance in 2015.

Stock Options Granted and Director Compensation in the Year Ended April 30, 2015

None.

Employment Agreements

Neither the Company, nor any of our subsidiaries, has entered into an employment contract with a named executive officer. Furthermore, we do not, nor do any of our subsidiaries, anticipate entering into an employment contract with any named executive officer in the near future.

Employee Benefit Plans

On April 30, 2012, the Board of Directors of the Company adopted and approved the Company’s 2012 Employee Stock Option Plan (the “2012 Plan”), which was approved by our stockholders. The Plan authorized the grant, over a ten-year period, options or Restricted Stock Awards to purchase up to a maximum of 10,000,000 shares of the Company’s common stock. Under the 2012 Plan, effective June 1, 2012, our Board of Directors approved the award of restricted stock units under the 2012 Plan to our two directors and one employee as follows: an award of 3,000,000 restricted stock units to the Company’s Chief Executive Officer, Jan Telander; an award of 600,000 restricted stock units to Henrik Sellmann, a director of the Company; and an award of 600,000 restricted stock units to the Secretary of the Company who is the manager of our real estate subsidiary. Effective December 3, 2012 Company retained a Controller to whom 600,000 RSUs were issued as part of his initial remuneration package. Effective June 1, 2014, our Board of Directors authorized the issuance of 600,000 RSUs to Michael Hylander, who was elected to our Board of Directors on March 14, 2014. The Company has terminated the 2012 Plan following the expiration of all outstanding restricted stock units issued under the 2012 Plan.

On June 30, 2017, the Board of Directors of the Company adopted and approved the Company’s 2017 Employee Stock Option Plan (the “Plan”), for which we will seek approval of our stockholders. The Plan authorizes the issuance over a ten-year period, options or Restricted Stock Awards to purchase up to a maximum of 25,000,000 shares of the Company’s common stock, subject to adjustment as described below.

Description of the Plan

The following is a summary of certain provisions of the Plan and is qualified in its entirety by reference to the complete text of the Plan set forth in the exhibit to this report.

Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options thereunder. The Plan also provides for restricted stock awards representing shares of common stock (“Restricted Shares”) that are issued subject to such restrictions on transfer and other incidents of ownership and such forfeiture conditions as the Committee (as defined below) may determine (“Restricted Stock Awards”). In connection with issuance of any Restricted Shares, the Committee may (but shall not be obligated to) require the payment of a specified purchase price (which price may be less than Fair Market Value).

The Plan is administered by the Board of Directors or a committee (the “Committee”) which is appointed by the Board of Directors from those of its members who are “non-employees” of the Company as defined in Rule 16b-3 under the Securities Exchange Act of 1934 (the “Exchange Act”). Subject to the provisions of the Plan, the Board of Directors, or the Committee, if one is appointed, has full authority to determine the persons to be granted options or Restricted Stock Awards under the Plan and the terms of Restricted Stock Awards, the number and purchase price of the shares represented by each option, the time or times at which the options may be exercised, and the terms and provisions of each option, which need not be uniform for all options.

Key employees of the Company or its subsidiaries, as determined by the Board or Committee, and non-employee directors of and consultants to the Company or its subsidiaries are eligible to receive options or Restricted Stock Awards under the Plan. The Plan authorizes the Committee to grant, over a ten-year period, options or Restricted Stock Awards to purchase up to a maximum of 25,000,000 shares of the Company’s common stock, subject to adjustment as described below. If any option expires or is terminated prior to its exercise in full and prior to the termination of the Plan, the shares subject to such unexercised option shall again be available for the grant of new options under the Plan. The consideration to be paid for the shares to be issued upon exercise of an option, including the method of payment, shall be determined by the Board of Directors and may consist entirely of cash, check, promissory note, other shares of common stock which (i) either have been owned by the option holder for more than six (6) months on the date of surrender or were not acquired, directly or indirectly, from the Corporation, and (ii) have a fair market value on the date of surrender equal to the aggregate exercise price of the shares as to which the option shall be exercised, or any combination of such methods of payment, or such other consideration and method of payment for the issuance of shares to the extent permitted under the laws of Delaware. In making its determination as to the type of consideration to accept, the Board shall consider if acceptance of such consideration may be reasonably expected to benefit the Company.

The term of each option will not be more than ten (10) years from the date of grant. Options granted under the Plan may be exercised only during the continuance of the Participant’s employment with the Company or one of its subsidiaries. The Plan permits an outstanding ISO option to be exercised after termination of employment only to the extent that the option was exercisable on the date of termination but in no event beyond the original term of the option (i) within one year by the estate or rightful heir(s) of the optionee if the optionee’s employment is terminated due to the optionee’s death; (ii) within one year after the date of such termination if the termination is due to the optionee’s Disability (as defined in the Plan); or (iii) within three months after the date of such termination if the termination was due to the optionee’s Retirement (as defined in the Plan) or was for reasons other than death or Disability and other than “for cause” (as defined in the Plan). Upon termination of an optionee’s employment “for cause,” any unexercised options held by the optionee will be forfeited. In the event of the dissolution, liquidation or sale of all or substantially all of the assets of the Company, to the extent it has not been previously exercised an option will terminate immediately prior to the consummation of such proposed action. In the event of the merger of the Company with or into another corporation, the option shall be assumed or an equivalent option shall be substituted by such successor corporation or, if such successor corporation does not agree to assume the option or substitute an equivalent option, the Board shall provide for the option holder to have the right to exercise the option as to all of the optioned shares, including shares as to which the option would not otherwise be exercisable.

Options granted under the Plan may be in the form of “incentive stock options” which qualify as such under Section 422 of the Code or non-qualified stock options which do not meet the criteria for incentive stock options under Section 422. Options granted under the Plan are, generally, transferable only by will or by the laws of descent and distribution, and may be exercised during the lifetime of the optionee only by the optionee or by his legal representative in the event of his Disability.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of August 8, 2017 by the following individuals or groups:

●	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

●	each of our named executive officers;

●	each of our directors; and

●	all directors and named executive officers as a group.

The percentage of beneficial ownership in the following table is based upon 350,737,110 shares of common stock outstanding as of August 8, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding
Common Stock
	Jan Telander (1) c/o Progreen US, Inc. 6443 Inkster Rd., Birmingham Township, MI 48301(1)	53,771,029	14.15%

	Michael Hylander c/o Progreen US, Inc. 6443 Inkster Rd., Birmingham Township, MI 48301(1)	0	0

	Ulf Telander (2) Calle Sierra Nevada 64C Urb Loma de Marbella Club 29602 Marbella, Spain	318,112,754	54.64%

	Frederic Telander (3) Floragatan 16 SE 11431 Stockholm, Sweden	30,303,030	7.97%

	All officers and directors as a group	53,771,029	14.15%

Series A Convertible Preferred Stock
	Frederic Telander (3)	100,000	10.34%

	Ulf Telander (2)	767,031	79.32%

	Jan Telander (1)	100,000	10.34%

Series B Convertible Preferred Stock
	American Residential Fastigheter AB (4)
	DRottninggatan 36 SE 411 14 Goteborg, Sweden	8,534,625	100%

(1)	Mr. Jan Telander owns an aggregate of 23,467,999 shares common stock directly, and holds 100,000 shares of Series A Convertible Preferred Stock, convertible on and after January 1, 2017 into 30,303,030 shares of common stock, at a conversion price of $0.0033 per share. The table above reflects conversion of the preferred stock held by Mr. Telander in calculating the percentage of common stock shown as owned by Mr. Telander. As of April 30, 2015, Mr. Telander had divested himself of all equity interests in EIG Venture Capital Ltd. and its affiliates, and resigned from all management and governing body positions with companies in this group.

(2)

Mr. Ulf Telander holds 100,000 shares of Series A Convertible Preferred Stock, which vote as, and are convertible on and after January 1, 2017 into, 30,303,030 shares of common stock, at a conversion price of $0.0033 per share. Mr. Telander is the owner of 66% of the equity interests in and controls EIG Venture Capital Ltd. (“EIG”). EIG owns 84,804,436 shares of common stock directly and is the sole stockholder of EIG Capital Investments Ltd. and Sofcon, Ltd., which own directly 497,197 and 377,485 shares of the Company’s common stock, respectively. EIG holds 667,031 shares of Series A Convertible Preferred Stock, which vote as, and are convertible on and after January 1, 2017 into, 202,130,606 shares of common stock. EIG’s direct ownership of 85,679,118 shares of common stock and 667,031 shares of Series A Convertible Preferred Stock is included in Mr. Ulf Telander’s ownership of common stock and Series A Convertible Preferred Stock as shown in the table. The table above reflects conversion of the Series A Convertible Preferred Stock held by EIG and Mr. Telander in calculating the number of shares of common stock shown as beneficially owned by Mr. Telander.

Mr. Telander is the brother of Jan Telander, CEO of the Company.

(3)	Mr. Frederic Telander holds 100,000 shares of Series A Convertible Preferred Stock, which vote as, and are convertible on and after January 1, 2017 into, 30,303,030 shares of common stock, at a conversion price of $0.0033 per share. The table above reflects conversion of the preferred stock held by Frederic Telander in calculating the percentage of common stock shown as owned by him.

(4)	Michael Lindstrom does not own any equity interest in, and is President of and controls, American Residential Fastigheter AB.

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

We have entered into the following transactions with related parties:

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

Pursuant to an Installment Payment Agreement entered into on June 25, 2015 with American Residential Fastigheter AB (“AMREFA”), the Company refinanced its outstanding principal and interest on loans to the Company from AMREFA with a single replacement 8% promissory note in the principal amount of $289,246, due July 15, 2017, amortized by installment payments of principal and interest commencing with an initial payment in July 2015 of $45,000, including accrued interest, which payment was made on July 15, 2015. EIG has guaranteed Progreen’s obligations under the Installment Payment Agreement.

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

Authorization of Series B Preferred Stock and Purchase of Properties from AMREFA

On March 8, 2016, the Company entered into a purchase agreement with American Residential Fastigheter AB, a company formed under the laws of Sweden (“AMREFA”), in connection with our purchase of AMREFA’s U.S. subsidiary, American Residential Gap LLC, a Michigan limited liability company (the “ARG”), which held real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which we have managed for AMREFA. The purchase price for ARG was $1,285,000 (the net asset value of ARG, as determined by the parties, which was paid by the issuance to AMREFA of 8,093,541 shares of a new Series B Convertible Preferred Stock of Progreen. The stated value, for purposes of liquidation or redemptions, of the shares of Series B Preferred Stock issued to AMREFA equals the purchase price for ARG.

Credit Line Facilities with Our Chief Executive Officer

On November 22, 2016, the Company signed a 5% Promissory Note credit line agreement with the company’s CEO, Jan Telander, for a credit line of up to $250,000. The Note is non-convertible and is to be repaid within one year. Mr. Telander completed the full amount of the advances under the Note on February 21, 2017, and the Company issued Mr. Telander, in accordance with the terms of this credit line financing, a five-year common stock purchase warrant expiring February 21, 2022, to purchase 2,500,000 shares of common stock at an exercise price of $0.05 per share,.

Mr. Telander on February 21, 2017, entered into an additional one year 5% Promissory Note credit line agreement of up to $250,000 with the Company, on the same terms as those of the November 22, 2016 agreement, and as of April 30, 2017, had made a total of $205,000 of advances to the Company under the second Promissory Note.

Investment in Inmobiliaria Contel S.R.L.C.V. by Our Chief Executive Officer

In January 2016, Jan Telander, our CEO, made a loan of $75,000 to Contel. The Company in 2016 and through April 30, 2017, has made loans aggregating $690,500 as of April 30, 2017, to Contel for Contel’s agricultural operations. In January 2016 Mr. Telander received a 49.5% interest in Contel, which interest under the statutes (By-Laws) of Contel does not vest any management authority in Mr. Telander, since sole management authority for Contel under the statutes is vested in Flavio Contreras, and provides no voting rights except with respect to the approval of purchase and sale of real estate properties by Contel.

Subscription Agreements

The Company entered into subscription agreements with three stockholders, Jan Telander, the Company’s President and CEO; Ulf Telander, the CEO of EIG; and Frederic Telander, the CEO of SolTech Energy Sweden AB, which provided for the investment in the Company by each of the three stockholders of $100,000 through the purchase of100,000 shares each of Series A Preferred Stock (100,000 share of Series A Preferred Stock being convertible into a total of 30,303,030 shares of common stock). All subscriptions were completed by June 8, 2016.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees accrued for audit services and other services provided for our fiscal years ended April 30, 2017 and 2016.

	2016		2017
Audit Fees		$45,000	$65,000
Audit-related Fees			-
Tax Fees	$
All Other Fees			-

Total Fees		$45,000	$65,000

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2016 and 2017.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2016 and 2017, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2016 and 2017.

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

Schedule III – Real Estate and Accumulated Depreciation as at April 30, 2017

PROGREEN US, INC. SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

APRIL 30, 2017

(a)(3) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated March 6, 2001, by and between the Fairfax Group, Inc., a Florida corporation, and Diversified Product Inspections, Inc., a Florida corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 6, 2001.)

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.1a	Amendment to Certificate of Incorporation, filed July 8, 2009. (Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K/A, filed with the Commission on September 16, 2009.)

3.1b	Certificate of Ownership merging the Company’s wholly-owned subsidiary, Progreen Properties, Inc., into the Company, effective September 11, 2009. (Incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K, filed with the Commission on July 28, 2009.)

3.1c	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K/A, filed with the Commission on September 16, 2009.)
3.1d	Certificate of Designations for Series A Convertible Preferred Stock, filed with the Delaware Secretary of State on February 17, 2016. (Incorporated by reference to Exhibit 3.1d to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)
3.1 e	Certificate of Designations for Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 9, 2016. (Incorporated by reference to Exhibit 3.1e to the Company’s Current Report on Form 8-K, filed with the Commission on March 9, 2016.)
3.1 f	Certificate of Amendment, filed with the Delaware Secretary of State on February 9, 2016. (Incorporated by reference to Exhibit 3.1f to the Company’s Annual Report on Form 10-K, filed with the Commission on July 11, 2016.)
3.1 g	Certificate of Amendment, filed with the Delaware Secretary of State on July 12, 2016. (Incorporated by reference to Exhibit 3.1g to the Company’s Current Report on Form 8-K, filed with the Commission on July 11, 2016.)
3.1 h	Certificate of Amendment, filed with the Delaware Secretary of State on December 6, 2016. (Incorporated by reference to Exhibit 3.1g to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on December 20, 2016.)

3.2	By-Laws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.3	Agreement and Plan of Merger, dated December 11, 2008, between the Company and Diversified Product Inspections, Inc., a Florida corporation. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.4	Articles of Merger of Diversified Product Inspections, Inc., a Florida corporation, with the Company, dated December 11, 2008, filed with the Florida Secretary of State. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.5	Certificate of Merger of Diversified Product Inspections, Inc., a Florida corporation, with the Company, dated December 11, 2008, filed with the Delaware Secretary of State. (Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

Exhibit No.	Description
10.5	Settlement Agreement and Asset Purchase Agreement dated as of September 30, 2008 among Diversified Product Inspections, LLC, a Tennessee limited liability company, the Company, John Van Zyll, Ann Furlong, and Marvin Stacy, Sofcon, Limited, EIG Venture Capital, Limited, and EIG Capital Investments Limited, and the First and Second Amendments thereto. (Incorporated by reference to Annex A to the Company’s definitive proxy statement for its special meeting of shareholders held on March 26, 2009, filed on February 13, 2009.)

10.6	Subscription Agreement, dated July 22, 2009, between the Company and EIG Venture Capital, Ltd. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on July 28, 2009.)

10.6 a	(Amendment No. 1, dated December 1, 2009, to Subscription Agreement, dated July 22, 2009, between the Company and EIG Venture Capital, Ltd. (Incorporated by reference to Exhibit 10.6a to the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2009.)

10.7	Form of Subscription Agreement for the Company’s 13.5% Secured Convertible Debentures. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2009.)

10.8	Form of the Company’s 13.5% Secured Convertible Debenture. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2009.)

10.9	Amendment to Secured Convertible Debenture, dated as of December 14, 2011. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on December 16, 2011.)

10.10	Second Amendment to Secured Convertible Debenture, dated as of February 8, 2012. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 16, 2012.)

10.11	2012 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Commission on June 7, 2012.)

10.12	Form of Restricted Stock Units Agreement issued pursuant to 2012 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Commission on June 7, 2012.)

10.13	Membership Interest Purchase Agreement made and entered into effective April 30, 2012, by and among the Company, American Residential Gap LLC, and Progreen Properties III LLC; Progreen Properties VII, LLC; Progreen Properties VIII LLC; Progreen Properties IX LLC; and Progreen Properties XI, LLC [including Assignment of Membership Interest by the Company, dated April 30, 2012; Assignment and Assumption of Leases, dated as of May 1, 2012, between the Company and American Residential Gap LLC; one-year Lease Guaranty of the Company, dated as of May 1, 2012. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 30, 2012.)

10.14	Management Agreement, made and entered into as of April 30, 2012, by and between Progreen Properties Management LLC and American Residential Gap LLC. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 30, 2012.)

Exhibit No.	Description
10.15	Agreement, dated May 30, 2013, between the Company and Rupes Futura AB, for the Sale of Investment Units in American Residential Gap ApS. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2013.)

10.16	Promissory Note issued to KBM Worldwide, Inc. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2013.)

10.17	Securities Purchase Agreement, dated as of November 19, 2014, between KBM Worldwide, Inc. and the Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the Commission on November 25, 2014.)

10.18	Fifth Amendment to Secured Convertible Debenture, dated as of December 19, 2014. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.19	Working Construction Agreement between American Residental GAP LLC and Progreen Construction LLC, dated as of March 1, 2015. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.20	Promissory Note issued March 12, 2015 to Vis Vires Group, Inc., (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.21	Securities Purchase Agreement, dated as of March 12, 2015, between Vis Vires Group, Inc. and the Company. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.).

10.22	Amendment, dated as of March 15, 2015, to Investment Agreement between American Residential Fastigheter AB and the Company. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.23	Promissory Note issued April 21, 2015 to Vis Vires Group, Inc. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.24	Securities Purchase Agreement, dated as of April 21, 2015, between Vis Vires Group, Inc. and the Company. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.25	Instalment Payment Agreement, dated June 25, 2015, between American Residential Fastigheter AB and the Company. (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.26	Promissory Note issued to JMJ Financial, issued September 2, 2015. (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed with the Commission on September 14, 2015.)

10.27	Representations and Warranties Agreement, dated September 2, 2015, between JMJ Financial and the Company. (Incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed with the Commission on September 14, 2015.)

Exhibit No.	Description
10.28	Assignment and Assumption Agreement, dated February 9, 2016, by and between the Company, EIG Venture Capital Ltd and Rupes Futura AB, with regard to assignment of 13.5% Secured Convertible Debenture, due November 5, 2015. (Incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.29	Conversion Agreement, dated as of February 9, 2016, between EIG Venture Capital Ltd. and the Company. (Incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.30	Form of Subscription Agreement for purchase of shares of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.31	Purchase Agreement, dated March 8, 2016, between the Company and American Residential Fastigheter AB. (Incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed with the Commission on March 9, 2016.)

10.31a	Amendment No. 1 to Purchase Agreement, dated March 8, 2016, between the Company and American Residential Fastigheter AB. (Incorporated by reference to Exhibit 10.31a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 21, 2016.)

10.32	Joint Venture Contract, dated February 12, 2016, between Immobiliaria Contel and the Company. (Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 21, 2016.)

10.33	Recognition Agreement with Debt Mortgage Guarantee, dated February 12, 2016, between Immobiliaria Contel and the Company. (Incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 21, 2016.)

10.34	Investment Agreement, dated June 23, 2016, between the Company and Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K, filed with the Commission on June 27, 2016.)

10.35	Registration Rights Agreement, dated June 23, 2016, between the Company and Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.36	Common Stock Purchase Warrant, dated June 23, 2016, between the Company and Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.37	Form of $22,000 Convertible Debenture issued to Tangiers Global, LLC June 23, 2016. (Incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.37a	Amended and Restated 5.83% Fixed Convertible Promissory Note, dated August 25, 2016, issued to Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.37a to the Company’s Form S-1, filed with the Commission on August 31, 2016.)

10.37b	Amendment dated December 9, 2016 to Amended and Restated 5.83% Fixed Convertible Promissory Note, dated August 25, 2016, issued to Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.37b to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on December 20, 2016.)

10.37c	Convertible 7% Promissory Note, dated January 20, 2017, issued to Lucas Hoppel. (Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 22, 2017.)

10.38	Securities Purchase Agreement, dated January 20, 2017, between the Company and Lucas Hoppel. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 22, 2017.)

10.39	Convertible Promissory Note dated February 21, 2017, issued to Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 22, 2017.)

10.40	Securities Purchase Agreement, dated February 21, 2017, between the Company and Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 22, 2017.)

10.41	Convertible Debenture, dated March 15, 2017, issued to Bellridge Capital, LP. (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 22, 2017.)

10.42	Securities Purchase Agreement, dated March 15, 2017, between the Company and Bellridge Capital, LP. (Incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 22, 2017.)

10.43	Convertible Promissory Note, dated March 21, 2017, issued to Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 22, 2017.)

10.44	Convertible Note issued to Silo Equity Partners Venture Fund, LLC. (Incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2017.)

10.45	Securities Purchase Agreement, dated March 22, 2017, between the Company and Silo Equity Partners Venture Fund, LLC. (Incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2017.)

10.46	Convertible Note issued April 27, 2017 to EMA Financial, LLC. (Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, filed with the Commission on May 3, 2017.)

10.47	Securities Purchase Agreement, dated April 3, 2017, between the Company and EMA Financial, LLC. . (Incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K, filed with the Commission on May 3, 2017.)

10.48	Convertible Note dated May 11, 2017, issued to Vista Capital Investments LLC. (Incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2017.)

10.49	Common Stock Purchase Warrant issued to Vista Capital Investments, LLC. (Incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2017.)

10.50	Convertible Promissory Note issued May 15, 2017 to Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2017.)

10.51	Securities Purchase Agreement, dated May 15, 2017, between the Company and Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2017.)

10.52	Convertible Promissory Note issued May 16, 2015 to JSJ Investments Inc. (Incorporated by reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2017.)

10.53	2017 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K, filed with the Commission on July 10, 2017.)

14.1	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 31, 2006.)

21	Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 15, 2016.)

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.**

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

PROGREEN US, INC

Date: August 14, 2017	By:	/s/ Jan Telander
`		Jan Telander, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on August 14, 2017.

/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief
Financial Officer and Director

By:	/s/ Michael Hylander
Michael Hylander, Director

(c)(3) Financial Statement Schedules

PROGREEN US, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

APRIL 30, 2017

COL. A	COL. B	COL. C		COL. D		COL. E			COL. F	COL. G	COL. H	COL. I
Description	Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which carried at close of period			Accumulated	Date of	Date	Life on Which Depreciation in
		Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Depreciation	Construction	Acquired	Latest Income Statements is Computed
Property Under Development:

24442 Kinsel
Southfield, MI 48025	$-		$294,179	$-	$-	$-	$294,179	$294,179	$-	1951	3/8/2016	NA

Rental Properties

21000 Westover Ave.
Southfield, MI 48075	-		60,800	-	-	-	60,800	60,800	368	1941	3/8/2016	27.5
20210 Westover Ave.
Southfield, MI 48075	-		27,600	-	-	-	27,600	27,600	167	1943	3/8/2016	27.5
21112 Evergreen
Southfield, MI 48075	-		101,178	-	-	-	101,178	101,178	613	1942	3/8/2016	27.5
21421 Greenview Ave.
Southfield, MI 48076	-		110,240	-	-	-	110,240	110,240	668	1939	3/8/2016	27.5
21198 Berg
Southfield, MI 48033	-		43,120	-	-	-	43,120	43,120	261	1938	3/8/2016	27.5
23270 Helen Street
Southfield, MI 48033	-		78,204	-	-	-	78,204	78,204	474	1969	3/8/2016	27.5
27971 Rollcrest, Unit #13
Farmington Hills, MI 48334	-		72,852	-	-	-	72,852	72,852	442	1987	3/8/2016	27.5
29108 Tessmer Court, #29
Madison Heights, MI 48071	-		59,800	-	-	-	59,800	59,800	362	1957	3/8/2016	27.5
34780 W. 8 Mile
Farmington Hills, MI 48334	-		113,040	-	-	-	113,040	113,040	685	1999	3/8/2016	27.5
26005 Franklin Pointe Drive
Southfield, MI 48034	-		86,229	-	-	-	86,229	86,229	523	1971	3/8/2016	27.5
20351 Lacrosse
Southfield, MI 48076	-		100,696	-	-	-	100,696	100,696	610	1955	3/8/2016	27.5
7648 Woodview Drive
Waterford, MI 48327	-		105,930	-	-	-	105,930	105,930	642	1989	3/8/2016	27.5
25825 Lahser, #23	-
Southfield, MI 48033			53,009	-	-	-	53,009	53,009	321	1967	3/8/2016	27.5

Total	$-	$-	$1,306,877	$-	$-	$-	$1,306,877	$1,306,877	$6,138

Note: A
Investment in real estate:
Balance at beginning of year	$—
Additions through acquisition of ARG , LLC	1,306,877

Balance at end of year	$1,306,877

Accumulated Depreciation
Balance at beginning of year	$—
Additions charged to costs and expenses	6,138

Balance at end of year	$6,138

