Form 10-Q
period 2017-07-31
Progreen US, Inc.
filed 2017-09-19
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: July 31, 2017

Commission File Number 000-25429

PROGREEN US, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3087128
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2667 Camino del Rio South, Suite 312

San Diego, CA 92108-3763

(Address of principal executive offices) (Zip Code)

(248) 530-0770

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [   ].

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of September 18, 2017 was 365,972,045 shares.

PROGREEN US, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017.

The results of operations for the three months ended July 31, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or for any other period.

See accompanying notes to these unaudited condensed consolidated financial statements

ProGreen US, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2017	April 30, 2017
	(Unaudited)
Assets
Rental property, net accumulated depreciation of $25,195 and $32,431	$463,934	$732,023
Land under development	500,000	500,000
Property	963,934	1,232,023
Cash	47,500	289,095
Accounts receivable, net of allowance of $7,395 and $7,395	33,119	15,957
Notes receivable - land contracts, net of allowance of $4,800 and $4,800	229,552	158,153
Other assets	16,252	5,956
Note receivable - related party	955,500	690,500
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $46,436 and $44,301	2,513	3,091
Total assets	$2,248,370	$2,394,775

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$127,460	$117,068
Obligations under capital lease	2,030	3,373
Reservation and tenant deposits	27,313	21,313
Notes payable	14,470	214,106
Note payable, related parties, net of discount of $34,304 and $58,005, respectively	525,666	396,995
Note payable - Ann Arbor	314,107	450,258
Derivative liabilities	288,426	361,742
Convertible debentures, net of discount of $75,658 and $65,184, respectively	810,222	566,316
Dividend payable	37,665	13,767
Liability under land contract	450,000	450,000
Total liabilities	2,597,359	2,594,938

Stockholders’ deficit
Convertible preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 967,031 and 967,031 shares issued and outstanding, at July 31, 2017 and April 30, 2017	97	97
Convertible preferred stock, Series B $.0001 par value, 8,534,625 shares authorized, 8,534,625 and 8,534,625 shares issued and outstanding at July 31, 2017 and April 30, 2017	853	853
Common stock, $.0001 par value, 950,000,000 shares authorized, 350,737,110 and 349,811,110 outstanding at July 31, 2017 and April 30, 2017	35,074	34,981
Additional paid in capital	6,398,250	6,379,564
Accumulated other comprehensive income	1,718	2,357
Accumulated deficit	(6,773,383)	(6,617,353)
Total controlling interest	(337,391)	(199,501)

Noncontrolling interest in consolidated subsidiary	(11,598)	(662)
Total stockholders’ deficit	(348,989)	(200,163)
Total liabilities and stockholders’ deficit	$2,248,370	$2,394,775

See accompanying notes to these unaudited condensed consolidated financial statements

ProGreen US, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	July 31,
	2017	2016
Revenues:

Rental revenue	$15,525	$29,065
Net gain from sale of properties	39,905	41,603
Commission revenue	-	3,570
Other income	-	50
Total Revenue	$55,430	$74,288
Expenses:
Selling, general & administrative	112,475	103,703
Professional fees	59,200	41,354
Total operating expenses	$171,675	$145,057

Operating loss	(116,245)	(70,769)
Other expenses and income:
Interest expense, net	(96,792)	(29,095)
Loss on settlement of liabilities, convertible preferred stock, Series A	-	(428,105)
Gain on settlement of liabilities, redeemable, convertible preferred stock, Series B	-	10,803
Loss on settlement of liabilities, common stock	(44,659)	-
Gain on change in fair value of derivative liabilities	114,628	-
Loss before income tax expense	$(143,068)	$(517,166)
Net Loss	$(143,068)	$(517,166)
Less: Net loss attributable to noncontrolling interest	$(10,936)	$-
Net Loss attributable to parent	$(132,132)	$(517,166)
Dividend on redeemable, convertible preferred stock, Series B	$23,898	$-
Net Loss attributable to parent common shareholders	$(156,030)	$(517,166)

Other comprehensive loss
Change in foreign currency translation adjustments	$(639)	$-
Other comprehensive loss	(639)	-
Comprehensive net loss	$(156,669)	$(517,166)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and fully diluted	350,596,197	336,919,939

See accompanying notes to these unaudited condensed consolidated financial statements

ProGreen US, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Controlling Interest
	Number of Common Stock Issued and Outstanding	Common Stock	Number of Series A Preferred Stock Issued and Outstanding	Preferred Stock Series A	Number of Series B Preferred Stock Issued and Outstanding	Preferred Stock Series B	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Net Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit

Balance at April 30, 2017	349,811,110	$34,981	$967,031	$97	$8,534,625	$853	$6,379,564	$(6,617,353)	$2,357	$(199,501)	$(662)	$(200,163)

Common stock issued under convertible debt	926,000	93					17,686			17,779		17,779
Dividend on redeemable, convertible preferred stock, Series B								(23,898)		(23,898)		(23,898)
Compensation - restricted stock units							1,000			1,000		1,000
Net loss								(132,132)		(132,132)	(10,936)	(143,068)
Other comprehensive loss									(639)	(639)		(639)
Balance at July 31, 2017	350,737,110	$35,074	967,031	$97	8,534,625	$853	6,398,250	$(6,773,383)	$1,718	$(337,391)	$(11,598)	$(348,989)

See accompanying notes to these unaudited condensed consolidated financial statements

ProGreen US, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	July 31,
	2017	2016
Cash used in operating activities
Net loss	$(143,068)	$(517,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	1,000	2,125
Depreciation	7,730	10,532
Gain on sale of rental properties	(39,905)	(41,603)
Gain on change in fair value of derivative liabilities	(114,628)	-
Loss on settlement of liabilities	44,659	-
Gain on settlement of liabilities, Series B	-	(10,803)
Loss on settlement of liabilities, Series A	-	428,105
Amortization of debt discount	73,039	20,817
Changes in operating assets and liabilities:
Accounts receivable	(17,162)	(4,971)
Accounts payable and accrued expenses	11,031	(11,884)
Reservation and tenant deposits	6,000	-
Other current assets	(10,296)	(18,954)
Cash used in operating activities	(181,600)	(143,802)

Cash used in investing activities
Purchase of office equipment	(1,557)	-
Proceeds from sale of properties	231,000	22,000
Loan for note receivable - related party	(265,000)	(150,500)
Proceeds on land contract	-	253
Cash used in investing activities	(35,557)	(128,247)

Cash provided by (used in) financing activities
Proceeds from related party stock purchase	-	100,000
Proceeds from notes payable-related party	104,970	-
Repayment of notes payable	(336,426)	-
Proceeds from convertible debentures	251,000	20,000
Repayment of convertible debentures	(42,000)	-
Repayments on line of credit	-	(2,197)
Decrease in obligations under capital leases	(1,343)	(1,961)
Cash provided by (used in) financing activities	(23,799)	115,842
Effect of foreign exchange on cash	(639)	-
Net change in cash	(241,595)	(156,207)

Cash at beginning of period	289,095	189,942
Cash at end of period	$47,500	$33,735
Supplemental information:
Cash paid for interest	$9,318	$17,676

Noncash investing and financing transactions:
Series A Preferred Stock issued in settlement of liabilities	$-	$683,613
Series A Preferred Stock for subscription receivable	$-	$200,000
Series B Preferred Stock issued in settlement of liabilities	$-	$1,246,614
Deferred gain on sale of rental properties	$52,601	$-
Note receivable-land contracts issued for sale of rental properties	$124,000	$206,000
Accrued interest rolled into principal	$639	$-
Series B preferred stock dividend declared but not paid	$23,898	$-
Debt discount on derivative liability	$41,312	$-

See accompanying notes to these unaudited condensed consolidated financial statements

PROGREEN US, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended July 31, 2017, are not necessarily indicative of the results that may be expected for the year ending April 30, 2018.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the three months ended July 31, 2017, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended July 31, 2017, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $181,600 of cash to support its operations and such cash needs are expected to continue in the upcoming year. As of July 31, 2017, the Company has approximately $48,000 in cash.

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

Based on the conversion prices in effect, the potentially dilutive effects of 14,000,000 and 4,000,000 warrants were not considered in the calculation of EPS as the effect would be anti-dilutive on July 31, 2017 and 2016 respectively.

Based on the conversion prices in effect, the potentially dilutive effects of 9,037,707 and 733,333 due to convertible debt were not considered in the calculation of EPS as the effect would be anti-dilutive on July 31, 2017 and 2016 respectively.

PROGREEN US, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the conversion prices in effect, the potentially dilutive effects of 293,039,697 due to convertible preferred stock series A were not considered in the calculation of EPS as the effect would be anti-dilutive on July 31 2017 and 2016.

Based on the conversion prices in effect, the potentially dilutive effects of 59,756,142 due to convertible preferred stock series B were not considered in the calculation of EPS as the effect would be anti-dilutive on July 31, 2017 and 2016.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending 2018 classifications.

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material impact on our consolidated financial statements.

Note 2. Rental Properties and Property Under Development

Rental properties totaled $463,934 and $732,023 as of July 31, 2017 and April 30, 2017, respectively. The Company owned six and ten rental properties as of July 31, 2017 and April 30, 2017, respectively. The Company held no properties under development as of July 31, 2017and April 30, 2017.

Depreciation expense for the quarters ended July 31, 2017 and 2016 totaled $5,595 and $8,398, respectively.

Note 3. Land Under Development and Liability under Land Contract-Related Party

The Company held land under development in the amount of $500,000 as of July 31, 2017 and April 30, 2017. Under the terms of the definitive purchase agreement, the Company has recorded land at cost in the amount of $500,000, paid $50,000 of the purchase price and recorded a liability under land contract for the balance due in the amount of $450,000 as of July 31, 2017 and April 30, 2017. No interest is due under the terms of the definitive purchase agreement. As of July 31, 2017 payments are due as follows:

Year Ending	April 30 ,
2018	$50,000
2019	100,000
2020	100,000
2021	100,000
2022	100,000
$450,000

Note 4. Accounts Receivable

Accounts receivable totaled $33,119 and $15,957 at July 31, 2017 and April 30, 2017, respectively and is comprised of amounts rent due from tenants in the amount of $21,295 and $12,245 at July 31, 2017 and April 30, 2017, respectively, other receivables in the amount of $1,800 and $0 at July 31, 2017 and April 30, 2017 respectively and Procon’s accounts receivable in the amount of $17,419 and $11,107 at July 31, 2017 and April 30, 2017, respectively.

During the year ended April 30, 2017, management determined the rent due from one tenant may not be collectible and an allowance for uncollectible accounts receivable was established in the amount of $7,395, resulting in net accounts receivable of $33,119 and $15,957 at July 31, 2017 and April 30, 2017, respectively. There was no bad debt expense recognized in the quarters ended July 31, 2017 and 2016.

PROGREEN US, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Notes Receivable - Land Contracts and Gain on Sale of Properties and Property under Development

On July 12, 2017 the Company sold one of its rental properties located at 20351 Lacrosse with a selling price of $126,000. The entire $126,000 was received in cash (net of costs totaled $113,617) in the quarter ended July 31 2017 and the Company recognized a gain on the sale of this property in the amount of $30,339.

On June 16, 2017 the Company sold one of its rental properties located at 26005 Franklin Pointe-with a selling price of $92,000. The entire $92,000 was received in cash (net of costs totaled $82,597) in the quarter ended July 31 2017 and the Company recognized a gain on the sale of this property in the amount of $9,566.

On May 23, 2017 the Company sold one of its rental properties located at 20210 Westover with a selling price of $45,000. The Company received a deposit of $5,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $40,000, to be paid in monthly installments, including principal and interest, beginning August 1, 2017 through May 22, 2020. The Land Contract bears interest at 8% per annum. In the quarter ended July 1, 2017 the Company recognized a deferred gain on the sale of this property in the amount of $18,822 which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $40,000 and $0 plus accrued interest in the amount of $605 and $0 as of July 31, 2017 and April 30, 2017, respectively. At July 31, 2017 and April 30 2017 the deferred profit on the sale of this property totaled $18,822 and $0 respectively.

On May 23, 2017 the Company sold one of its rental properties located at 21000 Westover with a selling price of $92,000. The Company received a deposit of $8,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $84,000, to be paid in monthly installments, including principal and interest, beginning June 1, 2017 through May 10, 2020. The Land Contract bears interest at 9% per annum. In the quarter ended July 31, 2017 the Company recognized a deferred gain on the sale of this property in the amount of $33,779 which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $84,000 and $0 plus accrued interest in the amount of $2,216 and $0 as of July 31, 2017 and April 30, 2017, respectively. At July 31, 2017 and April 30 2017 the deferred profit on the sale of this property totaled $33,779 and $0 respectively.

On May 20, 2016 the Company sold one of its rental properties located at 23270 Helen Street, with a selling price of $119,000. The Company received a deposit of $10,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $109,000 to be paid in monthly installments, including principal and interest, beginning June 1, 2016 through June 1, 2019. The Land Contract bears interest at 9% per annum. In the fiscal year ended April 30, 2017 the Company recognized a deferred gain on the sale of this property in the amount of $41,507, which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $108,280 plus accrued interest in the amount of $4,136 and $1,655 as of July, 2017 April 30, 2017, respectively. At July 31, 2017 and April 30 2017 the deferred profit on the sale of this property totaled $41,507.

On June 25, 2016 the Company sold one of its rental properties located at 21421 Greenview Avenue with a selling price of $109,000. The Company received a deposit of $12,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $97,000, to be paid in monthly installments, including principal and interest, beginning August 1, 2016 through June 30, 2019. The Land Contract bears interest at 9% per annum. In the fiscal year ended April 30, 2017 the Company recognized a deferred gain on the sale of this property in the amount of $96, which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $96,276 plus accrued interest in the amount of $2,157 and $1,567 as of July 31, 2017 and April 30, 2017, respectively. At July 31, 2017 and April 30 2017 the deferred profit on the sale of this property totaled $96.

During the year ended April 30, 2017, management determined the amounts due under the land contracts may not be collectible in full and an allowance for uncollectible accounts was established in the amount of $4,800 for the portion management determined may not be collectible based on payment history. Notes receivable - land contracts, net of allowance total $229,552 and $158,153 at July 31, 2017 April 30, 2017, respectively. There was no bad debt expense recognized in the quarters ended July 31, 2017 and 2016.

PROGREEN US, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Note Receivable - Related Party

During the quarter ended July 31, 2017, the Company contributed an additional $265,000 to Inmobiliaria Contel S.R.L.C.V. which is accounted for as an investment loan. Note Receivable - Related Party totaled $955,500 and $690,500 as of July 31, 2017 and April 30, 2017, respectively.

Note 7. Reservation Deposits

During the quarter ended July 31, 2017, the Company’s subsidiary Procon has collected deposits (“Reservation Deposit”) in the amount of $5,000. Reservation deposits totaled $17,500 and $12,500 at July 31, 2107 and April 30, 2017, respectively.

Note 8. Notes Payable

During the quarter ended July 31, 2017 the Company paid in full the note payable due to AMREFA in amount of $200,000. The note was non-interest bearing. The note payable due to AMREFA had a balance outstanding of $0 and $ 200,000 as of July 31, 2017 and April 30, 2017.

The amount due under the Southfield debt had a balance outstanding of $14,470 and $14,106 as of July 31, 2017 and April 30, 2017, respectively. In connection with the Southfield debt, during the quarters ended July 31 2017 and 2016, the Company capitalized interest expense of $364 and $0 respectively. The $364 interest expense recorded during the quarter ended July 31, 2017 was rolled into principal. Accrued interest totaled $63 and $301 at July 31, 2017 and April 30, 2017, respectively.

Note 9. Note Payable, Related Party

On July 19, 2017 the Company’s President entered into a one year unsecured 5% Promissory Note (“Credit Line 3”) whereby the Company may borrow up to $250,000 with interest at a rate of five (5%) percent per annum due on July 19, 2018. During the quarter ended July 31, 2017 the Company borrowed $59,970 under Credit Line 3. Notes payable related parties includes the amount due under Credit Line 3 with a balance outstanding of $59,970 and $0 as of July 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with Credit Line 3 in the amount of $62 and $0 for the quarters ended July 31, 2017 and 2016, respectively. Accrued interest due under the Credit Line totaled $62 and $0 as of July 31, 2017 and April 30, 2017, respectively.

Notes payable related parties includes the amount due under Credit Line 1 with a balance outstanding of $250,000 less the unamortized discount of $0 and $14,497 as of July 31, 2017 and April 30, 2017, respectively.

Amortization of the related discount totaled $14,947 and $0 for the quarters ended July 31, 2017 and 2016, respectively. The Company recorded interest expense in connection with Credit Line 1 in the amount of $3,151 and $0 for the quarters ended July 31, 2017 and 2016, respectively. Accrued interest due under the Credit Line totaled $8,212 and $5,061 as of July 31, 2017and April 30, 2017, respectively.

During the quarter ended July 31, 2017, the Company borrowed the remaining $45,000 under Credit Line 2. As a result of the derivatives calculation an additional discount of $7,590 was recorded in the quarter end July 31, 2017. Notes payable related parties includes the amount due under Credit Line 2, with a balance outstanding of $250,000 and $205,000, less the unamortized discount of $34,304 and $43,058 as of July 31, 2017 and April 30, 2017, respectively.

Amortization of the related discount totaled $16,344 and $0 for the quarters ended July 31, 2017 and 2016, respectively. The Company recorded interest expense in connection with Credit Line 2 in the amount of $2,725 and $0 for the quarters ended July 31, 2017 and 2016, respectively. Accrued interest due under the Credit Line totaled $4,306 and $1,581 as of July 31, 2017and April 30, 2017, respectively.

PROGREEN US, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Also, in connection with Credit Line 1, the Company issued the President common stock purchase warrants. The number of warrant shares totals 2,500,000 as of July 31, 2017 and April 30, 2017. The warrants have a five year term. See Notes 11 and 12.

In connection with Credit Line 2, the Company issued the President common stock purchase warrants. The warrants entitle the President to purchase ten shares of common stock for each one ($1.00) dollar of total disbursements by the President to the Company, of up to 2,500,000 shares of common stock at an exercise price of $0.05. During the quarter ended July 31, 2017 the remaining 450,000 warrants were issued in three 150,000 increments between July 5, 2017 and July13, 2017, resulting in a total number of warrant shares of 2,500,000 and 2,050,000 as of July 31, 2017 and April 30, 2017. The warrants have a five year term. See Notes 11 and 12.

Note 10. Note Payable to Bank of Ann Arbor

The note payable had a balance outstanding of $ 314,107 and $450,258 as of July 31, 2017 and April 30, 2017, respectively and the Company recorded interest expense in connection with this note payable in the amount of $7,005 and $2,520 for the quarters ended July 31, 2017 and 2016, respectively. The change in the outstanding balance is attributable to payments of $136,426 and $275 accrued interest which was rolled into principal. Accrued interest due under the note payable totaled $0 and $1,953 as of July 31, 2017 and April 30, 2017, respectively.

Principal payment requirements on the notes payable to Bank of Ann Arbor (acquired Bank of Birmingham in July 2017) are as follows:

2018	$18,013
2019	25,330
2020	26,851
2021	243,913
Thereafter	-
Total	$314,107

Note 11. Fair Value Measurement

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

The Company held certain financial instruments that are measured at fair value on a recurring basis. These consisted of convertible debt totaling $89,880 and $105,000 at July 31, 2017 and April 30, 2017 respectively, with a derivative liability totaling $288,426 (including 13,000,000 stock warrants) and $361,742 (including 10,550,000 stock warrants) at July 31, 2017 and April 30, 2017, respectively, which are categorized as Level 3. The related gain on derivatives totaled $114,628 and $0 for the quarters ended July 31, 2017 and 2016, respectively.

PROGREEN US, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Derivative Liabilities

During the quarter ended July 31, 2017 the Company identified conversion features embedded within its convertible debt. See Note 13. The Company has determined that the conversion feature of the Hoppel convertible note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the Note is not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Hoppel convertible note tainted all other convertible instruments (all warrants) and these convertible instruments were treated as derivatives as well.

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

The fair value of the Company’s derivative liabilities at July 31, 2017 is as follows:

April 30, 2017, balance	$361,742
Discount on debt	41,312
Fair value mark to market adjustment	(114,628)
Derivative liabilities, balance	$288,426

The fair values at the commitment dates and re-measurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the three months ended July 31, 2017.

●	The stock prices ranged from $0.0180 to 0.0169 (7/31/17) in this period would fluctuate with the Company projected volatility;
●	An event of default for the Convertible Note would occur 0% of the time, increasing 0% per month to a maximum of 0%;
●	Alternative financing for the Convertible Notes would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;
●	The Holder would automatically convert (limited by trading volume and ownership limits of 4.99% to 9.99%) the note starting after 180 days if the company was not in default.
●	The projected annual volatility for each valuation period was based on the historical volatility of the company and the remaining term of the instrument and ranged from 114% and 287% to 291%.
●	Default at maturity would occur 100% of the time for the Hoppel Notes and they would convert at a percentage of market.
●	The risk–free rates were based on the remaining term of the instrument and ranged from 0.68% to 1.60%.

Note 13. Financing Agreement and Convertible Debenture

Vista Capital Investments LLC Convertible Note

On May 3, 2017, the Company issued an 8% Fixed Rate Convertible Debenture in the principal amount of $110,000, with an Original Issue Discount of $10,000, to Vista Capital Investments LLC (“Vista Capital Convertible Note”). This convertible note is due and payable on November 29, 2017, plus interest on the unpaid principal balance at a rate of 8% per annum. The Holder shall have the right, in its sole and absolute discretion, as of the date which is one hundred and eighty days following the Closing Date (May 3, 2017), to convert all or any part of the outstanding amount due under this Note into fully paid and nonassessable shares of Common Stock. The conversion price shall equal $.035.

PROGREEN US, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company may prepay the amounts outstanding to the holder at any time up to the 180th day (the “Prepayment Date”) following the issue date of this note by making a payment to the note holder of an amount in cash equal i) if the redemption is prior to the 90th day this Note is in effect (including the 90th day), then for an amount equal to 105% of the unpaid principal amount of this Note along with any interest that has accrued during that period; (ii) if the redemption is on the 91st day this Note is in effect, up to and including the 120th day this Note is in effect, then for an amount equal to 110% of the unpaid principal amount of this Note along with any accrued interest; (iii) if the redemption is on the 121st day this Note is in effect, up to and including the 150th day this Note is in effect, then for an amount equal to 115% of the unpaid principal amount of this Note along with any accrued interest, ; (iv) if the redemption is on the 151st day this Note is in effect, up to and including the 151th day this Note is in effect, then for an amount equal to 120% of the unpaid principal amount of this Note along with any accrued interest.

During the quarters ended July 31, 2017 and 2016 the Company recognized interest expense in the amount of $4,238 and $0 relating to the amortization of the original issue discount. The unamortized balance of original issue discount totaled $5,762 and $0 at July 31, 2017 and April 30, 2017, respectively. As a result of the derivatives calculation an additional discount of $33,722 was recorded in the quarter end July 31, 2017. The unamortized balance of the discount totaled $19,430 and $0 at July 31, 2017 and April 30, 2017, respectively

During the quarters ended July 31, 2017 and 2016 the Company recognized interest expense in the amount of $14,292 and $0 relating to the discount. The Company recorded interest expense in connection with the Vista Capital Convertible Note in the amount of $3,738 and $0, for the quarters ended July 31, 2017 and 2016, respectively. Accrued interest due under the Vista Capital Convertible Note totaled $3,738 and $0 as of July 31, 2017 and April 30, 2017, respectively.

In connection with Vista Capital Convertible Note 1, the Company granted Vista Capital Investments LLC 2,000,000 Warrant Shares of the Company’s common stock, par value $0.0001 per share. The warrant entitles the holder to purchase up to 2,000,000 shares of common stock at an exercise price of $0.05. The warrant expires on May 3, 2022. See Notes 11 and 12.

JSJ Investments Inc.

On May 10, 2017, the Company issued a convertible promissory note in the principal amount of $113,000 to JSJ Investments Inc. (“JSJ Convertible Note”). This convertible note is due and payable on February 10, 2018 plus interest on the unpaid principal balance at a rate of 12% per annum. The Holder shall have the right, in its sole and absolute discretion, as of the date which is one hundred and eighty days following the Closing Date (On May 10, 2017), to convert all or any part of the outstanding amount due under this Note into fully paid and nonassessable shares of Common Stock. The conversion price shall equal 52% discount to the lowest trading price during the previous fifteen trading days to the date of Conversion Notice.

The Company may pay JSJ Convertible Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium at any time on or prior to the date which occurs 180 days after the May 10, 2017 (the “Prepayment Date”). In the event the Note is not prepaid in full on or before the Prepayment Date, it shall be deemed a “Pre-Payment Default” hereunder. Until the Ninetieth (90th) day after the Issuance Date (May 10, 2017) the Company may pay the principal at a cash redemption premium of 120%, in addition to outstanding interest, without the Holder’s consent; from the 91st day to the Prepayment Date, the Company may pay the principal at a cash redemption premium of 125%, in addition to outstanding interest, without the Holder’s consent. After the Prepayment Date up to the Maturity Date this Note shall have a cash redemption premium of 135% of the then outstanding principal amount of the Note, plus accrued interest and Default Interest, if any, which may only be paid by the Company upon Holder’s prior written consent. At any time on or after the Maturity Date, the Company may repay the then outstanding principal plus accrued interest and Default Interest (as defined in the JSJ Convertible Note).

PROGREEN US, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the JSJ Convertible Note the Company paid $7,000 in debt issuance costs which are being amortized to interest expense using the effective interest method. During quarters ended July 31, 2017 and 2016, the Company recognized interest expense in the amount of $2,080 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $4,920 and $0 at July 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with the JSJ Convertible Note in the amount of $3,116 and $0 for the quarters ended July 31, 2017 and 2016, respectively. Accrued interest due under JSJ Convertible Note totaled $3,116 and $0 as of July 31, 2017 and April 30, 2017, respectively.

Power Up Lending Group Ltd

On May 15, 2017, the Company issued a second convertible promissory note in the amount of principal amount of $46,500 to Power Up Lending Group Ltd (“Power Up Convertible Note # 2”). This convertible note is due and payable on February 15, 2018 plus interest on the unpaid principal balance at a rate of 12% per annum.

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

In connection with the Power Up Convertible Note 2 paid $1,500 in debt issuance costs which are being amortized to interest expense using the effective interest method. During quarters ended July 31, 2017 and 2016, the Company recognized interest expense in the amount of $418 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $1,082 and $0 at July 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with the Power Up Convertible Note # 2 in the amount of $1,232 and $0 for the quarters ended July 31, 2017 and 2016, respectively. Accrued interest due under Power Up Convertible Note #2 totaled $1,232 and $0 as of July 31, 2017 and April 30, 2017, respectively.

In connection with the Power Up Convertible Note 1 (dated February 21, 2017) the Company paid $3,500 in debt issuance costs which are being amortized to interest expense using the effective interest method. During quarters ended July 31 2017 and 2016 the Company recognized interest expense in the amount of amount of $1,143 and $0 relating to the amortization of the debt issuance costs, respectively. The unamortized balance of debt issuance costs totaled $1,512 and $2,655 at July 31 2017 and April 30, 2017. The balance of the convertible note was $103,500 at July 31, 2017 and April 30, 2017, respectively.

The Company recorded interest expense in connection with the Power Up Convertible Note 1 in the amount of $3,220 and $0 for the quarters ended July 31, 2017 and 2016, respectively. Accrued interest due under the Power Up Convertible Note totaled $5,600 and $2,380 as of July 31, 2017 and April 30, 2017, respectively.

Hoppel Convertible Note

On July 17, 2017 the Company entered into a Settlement Agreement with Mr. Luca Hoppel to settle all claims between them with respect to the Hoppel Convertible Note 2. The terms of the Settlement Agreement are as follows: In exchange for Mr. Hoppel’s settlement and release of the Settled Claims, the Company was required to make three equal cash payments of $44,940. The first cash payment was due on or before August 1st, 2017. The second cash payment was be due on or before August 10th 2017 and the third and final cash payment was due on or before August 20th, 2017. Upon the issuance of 926,000 shares and payment of $134,820, the Note would be considered fully repaid.

On July 17, 2017 the Company issued 926,000 shares of Common Stock at an issuance price of $0.0192 per Common Share, to Lucas Hopple under the terms of the Settlement Agreement for a total fair value of $17,779. The $17,779 was recognized as loss on settlement of liabilities. See Note 14. During the quarter ended July 31, 2017 the Company paid the first cash payment of $42,000 (plus accrued interest in the amount of $2,940) due under the Settlement Agreement. See Note 19. Subsequent to this payment, the Company increased the balance due of the convertible note to $89,880, which represents the balance of the remaining two payments. A loss of $26,880 was recognized for the increase in principal balance. The Company recorded a total loss of $44,659 as a loss on the settlement of liabilities relating to this transaction.

PROGREEN US, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A total of $105,000 debt discount was recorded on Hoppel Convertible Note 2 including original issuance discount of $5,000, stock issuance discount of $12,408 and derivative discount of $87,592. See Notes 11 and 12. The outstanding Hoppel Convertible Note 2 balance totaled $58,373 and $57,739, net of the unamortized discount of $31,507 and $47,261 at July 31, 2017 and April 30, 2017, respectively. Amortization of the related discounts totaled $15,754 and $0 for the quarters ended July 31 2017 and 2016, respectively.

Accrued interest due under the Hoppel Convertible Note2 totaled $4,900 and $7,350 at July 31, 2017 and April 30, 2017 respectively.

The Company recorded interest expense in connection with the Hoppel convertible note of $2,940 and 0 for the quarters ended July 31, 2017 and 2016, respectively.

EMA Financial, LLC Convertible Note

On April 3, 2017, the Company issued a convertible promissory note in the principal amount of $113,000 to EMA Financial, LLC (“EMA Convertible Note”). This convertible note is due and payable on April 3, 2018 plus interest on the unpaid principal balance at a rate of 10% per annum.

During quarters ended July 31 2017 and 2016 the Company recognized interest expense in the amount of amount of $1,696 and $0 relating to the amortization of the original issuance discount in connection with the EMA Convertible Note. The unamortized balance of original issuance totaled $4,582 and $6,278 at July 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with the EMA Convertible Note in the amount of $2,821 and $0 for the quarters ended July 31 2017 and 2016, respectively. Accrued interest due under the EMA Convertible Note totaled $3,689 and $868 as of July 31, 2017 and April 30, 2017, respectively.

The principal balance of the convertible note was $113,000 at July 31, 2017 and April 30, 2017.

Bellridge Capital, LP

On March 15, 2017, the Company issued a convertible promissory note in the amount of principal amount of $105,000 to Bellridge Capital, LP (“Bellridge Convertible Note”) including an OID of $5,000 This convertible note is due and payable on March 15, 2018 plus interest on the unpaid principal balance at a rate of 10% per annum.

During quarters ended July 31 2017 and 2016 the Company recognized interest expense in the amount of amount of $1,288 and $0 relating to the amortization of the original issuance discount in connection with the Bellridge Convertible Note. The unamortized balance of original issuance totaled $3,068 and $4,356 at July 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with the Bellridge Convertible Note in the amount of $2,668 and $0 for the quarters ended July 31 2017 and 2016, respectively. Accrued interest due under the Bellridge Convertible Note totaled $4,002 and $1,334 as of July 31, 2017 and April 30, 2017, respectively. See Note 19.

The principal balance of the convertible promissory note was $105,000 at July 31, 2017 and April 30, 2017.

Silo Equity Partners Venture Fund LLC Convertible Note

On March 22, 2017, the Company issued a convertible promissory note in the amount of principal amount of $100,000 to Silo Equity Partners Venture Fund LLC (“Silo Convertible Note”). This convertible note is due and payable on September 22, 2017 plus interest on the unpaid principal balance at a rate of 8% per annum.

The Company recorded interest expense in connection with the Silo Convertible Note in the amount of $ 2,024 and $0 for the quarters ended July 31 2017 and 2016, respectively. Accrued interest due under the Silo Convertible Note totaled $2,882 and $858 as of July 31, 2017 and April 30, 2017, respectively.

PROGREEN US, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The principal balance of the convertible promissory note was $100,000 at July 31, 2017 and April 30, 2017.

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

During quarters ended July 31 2017 and 2016 the Company recognized interest expense in the amount of amount of $839 and $0 relating to the amortization of the original issuance discount in connection with the Tangiers Convertible Note. The unamortized balance of original issuance totaled $3,795 and $4,634 at July 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with the Tangiers Convertible Note in the amount of $1,835 and $0 for the quarters ended July 31 2017 and 2016, respectively. Accrued interest due under the Tangiers Convertible Note totaled $2,662 and $827 as of July 31, 2017 and April 30, 2017, respectively.

The principal balance of the convertible promissory note was $105,000 at July 31, 2017 and April 30, 2017.

Note 14. Common Stock

On July 17, 2017 the Company issued 926,000 shares of Common Stock in connection with the Hoppel Convertible Note 2. These shares were issued in accordance with securities purchase agreement executed as part of the Hopple convertible note (See Note 13). As part of the Hopple convertible note, 926,000 shares were originally issued. Additionally, if the note was not repaid and price of the common shares falls below $0.0125, the Company was obligated to issue and additional 926,000 shares.

Note 15. Series A Convertible Preferred Stock

As of July 31 2017 and April 30, 2017, 967,031 shares of Series A Preferred Stock were issued and outstanding. There was no activity relating to the Company’s Shares of Series A Preferred Stock during the quarter ended July 31, 2017.

Note 16. Series B Convertible Redeemable Preferred Stock

As of July 31, 2017 and April 30, 2017, 8,534,625 shares of Series B Preferred Stock were issued and outstanding.

During the Quarter ended July 31, 2017, the Company paid no cash dividends Series B and accrued an additional dividend payable of $23,898. Dividend payable totaled $37,665 and $13,767 as of July 31, 2017 and April 30, 2017, respectively.

PROGREEN US, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 17. Employee Stock Option Plan

Restricted Stock Units

For the three month period ended July 31, 2017 compensation expense relating to RSUs was recorded as follows:

July 31, 2017
Number of restricted stock units issued on June 1, 2014	600,000
Stock price on grant date	$0.02
Vesting Period	3 years
Estimated fair value at issuance	$12,000

May 1, 2017 through July 31, 2017 Compensation Expense	$1,000

Total compensation expense	$1,000

Note 18. Warrants

For the three months ended July 31, 2017, 450,000 warrants were issued, and none were exercised or forfeited. The Company’s outstanding and exercisable warrants as of July 31, 2017 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Warrants outstanding as of April 30, 2017	13,550,000	$0.03	4.53
Warrants exercisable as of April 30, 2017	11,550,000	$0.03	4.49	$16,000

Warrants Granted	2,450,000	0.05
Warrants Forfeited	-	-
Warrants Exercised	-	-

Warrants Outstanding as of July 31, 2017	16,000,000	$0.03	4.36
Warrants exercisable as of July 31, 2017	14,000,000	$0.04	4.34	$5,900

Note 19. Subsequent Events

In connection with the Hoppel Convertible Note 2, on August 21, 2017, the Company entered into an amendment of the note and securities purchase agreement where the maturity date was extended to September 30, 2017, and which allows conversion of the note regardless if an event of default has occurred. During August 2017, the effective conversion price fell below $0.01. As such in accordance with provisions of the note, the conversion price was redefined to equal 50% of the average of the three daily lowest trades occurring during the fifteen consecutive trading days immediately preceding the applicable conversion date and a sub-penny penalty of $5,000 was incurred.

On August 10, 2017, the Company paid the second cash payment of $42,000 (plus accrued interest in the amount of $2,940) due under the Settlement Agreement. On August 23, August 28, and August 31, 2017, $13,650, $15,750 and $11,552, respectively, worth of common stock was converted for a total of 6,700,381 shares. (See Note 13). With the cash payments and conversions into common shares, this note was paid off.

On August 22, 2017, the Company made a cash payment of $61,989 to Power Up Lending Group, Ltd for payment towards Convertible Note 1 (see Note 13). On August 24, August 29 and August 31, 2017, PowerUp Lending Group, Ltd converted $20,000, $20,000 and $20,146, respectively, worth of common stock for a total of 8,534,554 shares. With the cash payment and conversion into common shares, this note was paid off.

On August 23, 2017, the Company issued to Power Up Lending Group Ltd. a 12% Fixed Rate Convertible Promissory Note in the principal amount of $78,000 due on May 30, 2018. The Holder shall have the right from time to time, at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock. The conversion price shall equal 58% multiplied by the average of the lowest two (2) Trading Prices for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

In September 2017, the Company paid $103,000 of the Bellridge Convertible Note. See Note 13.

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

OUR BUSINESS

We have recently moved our offices from Oakland County, Michigan, to San Diego, California, proximate to our agricultural and Cielo Mar development projects in Baja California, on which our current business operations are focused. The purchase of a condominium unit on July 28, 2009 initiated our real estate development operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan. Our business model since our initial property purchases in 2009 has been to acquire, refurbish and upgrade existing properties into more environmentally sustainable, energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single-family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, the property would be put back on the market, but now with a favorable environmental profile.

Since all lease agreements in Oakland County, Michigan, have expired and rentals are on a month-to-month basis, the strategy of the Company is to sell the current real estate portfolio in Michigan and concentrate on the same line of business in the Cielo Mar development. At this time, we do not offer managed properties as investment properties.

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

RESULTS OF OPERATIONS

Three months Ended July 31, 2017 Compared to Three Months Ended July 31, 2016

During the three months ended July 31, 2017, we incurred a net loss of approximately $132,000 compared to a net loss of approximately $517,000 for the three months ended July 31, 2016. Revenue decreased approximately $19,000 in the three months ended July 31, 2017 compared to the three months ended July 31, 2016.

Rental revenue decreased to approximately $16,000 as compared to $29,000 during the three months ended July 31, 2016. The Company received rental income on seven properties during the three months ended July 31, 2017 as compared to eleven in the comparable prior period.

Proceeds from the sale of properties decreased to $218,000 as compared to $228,000 during the three months ended July 31, 2016 and the corresponding cost of properties sold decreased to approximately $178,000 as compared to $186,000 in the three months ended July 31, 2016, resulting in a decrease in net gain from sale of properties to approximately $40,000 during the quarter ended July 31, 2017 as compared to $42,000 during the three months ended July 31, 2016. The Company sold four property in the three months ended July 31, 2017 as compared to two in the comparable prior period.

Commission revenue decreased to $0 during the three months ended July 31, 2017 as compared to approximately $4,000 in 2016 as the Company received commission on the sale of two properties in 2016. There were no such commissions earned during the three months ended July 31, 2017.

There have been fluctuations in certain expenses in the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. In the three months ended July 31, 2017.

General and administrative expenses increased approximately $8,800 for the three months ended July 31, 2017 as compared to the comparable prior period mainly due to the following changes:

There were increases in certain expenses:

Commissions and Closing costs increased by approximately $23,200 during the three months ended July 31, 2017 as compared to the comparable prior period due to the selling of four properties as in the current period as compared to the sale of one property in the comparable prior period.

Investor Relations costs increased by approximately $18,500 during the three months ended July 31, 2017 as compared to the comparable prior period due to the increased activity of promoting the Company.

Office rent expense and office expense increased approximately $4,900 for the three months ended July 31, 2017 as compared to the comparable prior period due the Company’s new office space lease in San Diego and an increase in related office costs.

Office costs increased by approximately $19,700 during the three months ended July 31, 2017 as compared to the comparable prior period due to additional administrative costs incurred by Procon to set up new offices.

Moving expense increased by approximately $1,700 during the three months ended July 31, 2017 as compared to the comparable prior period due costs incurred in moving the office to San Diego in the current period.

These increases were offset by decreases in certain expenses:

Rental property costs and depreciation expense decreased approximately $27,500 and $2,800, respectively, for the three months ended July 31, 2017 as compared to the comparable prior period as a result the reduced number of rental properties in the current quarter as compared to the comparable prior period.

Salary expense, office salary and related benefits and payroll taxes decreased approximately $27,000 during the three months ended July 31, 2017 as compared to the comparable prior period due to the termination of an office manager the second quarter of fiscal 2017 and a reduction in office staff in the current quarter as compared to the comparable prior period.

Compensation expense decreased approximately $1,900 for three months ended July 31, 2017 as compared to the comparable prior period due to the full vesting of the remainder of restricted stock units during the current period.

Professional fees increased approximately$18,000 for the three months ended July 31, 2017 as compared to the comparable prior period mainly due to:

Audit and accounting fees increased approximately $8,100 in the three month period ended July 31, 2017 as compared to the prior comparable quarter due to additional work needed to properly account for derivative financial instruments and the valuation of such instruments.

Professional fees increased approximately $10,000 in the three month period ended July 31, 2017 as compared to the prior comparable quarter due to additional transfer agent costs and OTC Marketplace fees.

An increase in fees paid in the amount of approximately $8,500 to consultants for valuation and accounting services.

A decrease in legal fees paid in the amount of approximately $8,600 in the three month period ended July 31, 2017 as a result of less S-1 filing expenses incurred and decreased legal resources required.

Interest expense, net increased approximately $68,000 for the three months ended July 31, 2017 as compared to the comparable prior period mainly due to the increase in amortization of debt discounts in connection with convertible notes party in the current quarter of fiscal 2017 as compared to the comparable prior three month period.

Loss on settlement of liabilities, Series A decreased to $0 for the three months ended July 31, 2017 as compared to approximately $428,000 for the comparable prior period due to the issuance of Series A preferred stock in settlement of the note payable to EIG resulting in a loss in the amount of approximately $389,000 and in settlement of the advance due EIG resulting in a loss in the amount of approximately $39,000 in the three months ended July 31, 2016.

Loss on settlement of liabilities, common stock increased to approximately $45,000 for the three months ended July 31, 2017 as compared to $0 for the comparable prior period due to the partial payoff of a convertible note payable and issuance of common stock under make whole provision.

Gain on settlement of liabilities, Series decreased to $0 for the three months ended July 31, 2017 as compared to approximately $11,000 for the comparable prior period due to the issuance of Series B preferred stock in settlement of the note payable due AMREFA.

Derivatives gain increased to approximately $114,628 for the three months ended July 31, 2017 as compared to a $0 for the comparable prior period due to the fair value adjustments in connection with the convertible notes and common stock warrants in the current three month period.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2017, we had total assets of approximately $2,395,000 compared to total assets of approximately $2,248,000 at July 31, 2017. The decrease in total assets was primarily due to: Rental property which decreased approximately $268,000 due the sale of four properties in the three-month period ended July 31, 2017 and a decrease in cash of approximately$242,000 in the three month period ended July 31, 2017.

These decreases in assets were partially offset by increases in: Notes Receivable Land Contract which increased approximately $71,000 due to the Company’s issuance of land contracts to the buyers of the two properties sold in the three-month period ended July 31, 2017, Note Receivable- Related Party increased $265,000 as a result of the Company’s additional loan to Contel. Accounts receivable increased approximately $17,000 as a result of rental property rent due from tenants as of July 31, 2017 and Procon’s accounts receivable increase and Other assets increased approximately $10,000.

Cash decreased to approximately $48,000 for the period ended July 31, 2017, compared to cash of $289,000 at April 30, 2017. Cash used in operating activities was approximately $182,000 for the period ended July 31, 2017, as compared with cash used in operating activities of approximately $144,000 in the comparable period in fiscal 2016.

At July 31, 2017, we had stockholders’ deficit of approximately $349,000 as compared to a deficit of approximately $200,000 at April 30, 2017.

Credit Line

On July 19, 2017 the Company signed a one year unsecured 5% Promissory Note (“Credit Line 3”) whereby the Company may borrow up to $250,000 with interest at a rate of five (5%) percent per annum due on July 19, 2018.

As of July 31, 2017 the Company borrowed $59,970 under Credit Line 3.

Mr. Telander on February 21, 2017 entered into an additional one year 5% Promissory Note credit line agreement of up to $250,000 with the Company, on the same terms as those of the August 2, 2016 agreement, and has commenced advances to the Company under the new Promissory Note. Mr. Telander completed the full amount of the advances under the Note as of July13, 2017 and we have issued to Mr. Telander, in accordance with the terms of this credit line financing, a five-year common stock purchase warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.05 per share, will be issued as are made.

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

Equity Line Financing

On June 23, 2016, the Company entered into a $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC, Dorado, Puerto Rico, and filed a Registration Statement for the financing with the SEC on August 31, 2016, which was declared effective by the SEC on January 31, 2017. The financing is over a maximum of 36 months. A maximum of 75 million (75,000,000) shares of our common stock have been registered for this financing.

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

On May 15, 2017, the Company issued to Power Up Lending Group Ltd. a 12% Fixed Rate Convertible Promissory Note in the principal amount of $46,500 due on February 15, 2018. The Holder shall have the right from time to time, at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock. The conversion price shall equal 58% multiplied by the average of the lowest two (2) Trading Prices for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On June 30, 2017, the Board of Directors of the Company adopted and approved the Company’s 2017 Employee Stock Option Plan (the “Plan”), for which we will seek approval of our stockholders. The Company terminated its 2012 Stock Option Plan following the expiration of all outstanding restricted stock units issued under that plan. See Note 24.

On July 17, 2017 the Company entered into a Settlement Agreement for the Hopple Promissory Note issued on January 20, 2017 and due on July 20, 2017. In exchange for Mr. Hoppel’s settlement and release of the Settled Claims, the Company issued Mr. Hoppel 926,000 shares of the Company’s common stock and shall make three equal cash payments of $44,940. The Company made the first cash payment due August 1, 2017, and the second cash payment due August 10, 2017, and in lieu of payment of the final installment due August 20, 2017, entered into an amendment to the Note with Mr. Hoppel to extend the maturity date of the Note to September 30, 2017, and to permit conversion of the balance owing on the Note into shares of the Company’s common stock.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the discussion of the Company’s accounting policies included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017. We consider the following accounting policy to be the most critical going forward:

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

a. Disclosure controls and procedures.

As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a15(e)) as of July 31, 2017, are not effective, due to lack of segregation of duties, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a15.

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

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

July 25, 2017	926,000 shares of common stock issued in connection with amendment of the Convertible Promissory Note in the principal amount of $105,000 issued to Lucas Hoppel.	Private investor.	NA	$17,779/NA
February 21, 2017	Convertible Promissory Note, in the principal amount of $78.000 issued to Power Up Lending Group Ltd.	Private Investor	NA	$78,000/NA

(1) The issuances to lenders and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Regulation S promulgated by the SEC under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

Convertible Promissory Note Dated August 25, 2017

Effective on August 23, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Lender”), pursuant to which the Company sold the Lender a convertible note in the amount of $78,000, bearing interest at the rate of 12% per annum (the “Convertible Note”). The Convertible Note provides the Lender the right, at any time after 180 days from the Issue Date of the Convertible Note, to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at the Conversion Price equal to 58% multiplied by the Market Price, defined as the average of the lowest two (2) Trading Prices for the common stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Convertible Note is payable, along with interest thereon on May 18, 2018. In the event that any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.

The Company may repay the Convertible Note (prior to conversion), at 125% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period beginning on the Issue Date and ending 150 days following the Issue Date; and 130% of such note (and accrued and unpaid interest thereon) if such note is repaid during the period beginning on the date that is 151 days from the Issue Date and ending 180 days following the Issue Date. After 180 days have elapsed from the Issue Date the Company has no right to prepay the Convertible Note.

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

THE DESCRIPTIONS ABOVE OF THE TERMS OF THE SECURITIES PURCHASE AGREEMENT AND CONVERTIBLE NOTE ARE SUMMARIES OF THE TERMS OF THOSE AGREEMENTS. REFERENCE IS MADE TO COPIES OF THE SECURITIES PURCHASE AGREEMENT AND NOTD ATTACHED TO THIS REPORT AS EXHIBITS FOR THE COMPLETE TERMS THEREOF, WHICH EXHIBITS ARE INCORPORATED HEREIN BY REFERENCE. ALL CAPITALIZED TERMS IN THE ABOVE DESCRIPTIONS OF THE SECURITIES PURCHASE AGREEMENT AND NOTE ARE DEFINED IN THE EXIBITS OF THOSE DOCUMENTS FILED HEREWITH IN WHICH SUCH TERMS ARE USED.

ITEM 6.	EXHIBITS.

10.54	Settlement Agreement, dated July 17, 2017, between the Company and Lucas Hoppel.

10.55	Amendment, dated August 21, 2017, to Securities Purchase Agreement and $105,000 Convertible Promissory Note, between the Company and Lucas Hoppel.

10.56	Convertible Promissory Note dated August 25, 2017, issued to Power Up Lending Group Ltd.

10.57	Securities Purchase Agreement, dated August 23, 2017, between the Company and Power Up Lending Group Ltd.

31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith
**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

PROGREEN US, INC.

Dated: September 19, 2017	BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

