Form 10-Q
period 2017-10-31
Progreen US, Inc.
filed 2017-12-20
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: October 31, 2017

Commission File Number 000-25429

PROGREEN US, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3087128
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2667 Camino del Rio South, Suite 312

San Diego, CA 92108-3763

(Address of principal executive offices) (Zip Code)

(619) 487-9585

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The number of shares of the registrant’s only class of common stock issued and outstanding as of December 15, 2017 was 372,790,227 shares

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

The results of operations for the three and six months ended October 31, 2017 and 2016 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen US, Inc.

Condensed Consolidated Balance Sheet

	October 31, 2017	April 30, 2017
	(Unaudited)
Assets
Rental property, net accumulated depreciation of $29,644 and $32,431	$459,485	$732,023
Land under development	500,000	500,000
Property	959,485	1,232,023
Cash	25,012	289,095
Accounts receivable, net of allowance of $7,395 and $7,395	49,321	15,957
Notes receivable - land contracts, net of allowance of $4,800 and $4,800	227,766	158,153
Other assets	19,307	5,956
Note receivable - related party	912,500	690,500
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $46,525 and $44,301	3,451	3,091
Total assets	$2,196,842	$2,394,775

Liabilities and Stockholders' Deficit
Accounts payable and accrued expenses	$120,330	$117,068
Obligations under capital lease	-	3,373
Reservation and tenant deposits	36,812	21,313
Notes payable	63,491	214,106
Note payable, related parties, net of discount of $17,960 and $58,005, respectively	847,110	396,995
Note payable - Ann Arbor	308,418	450,258
Derivative liabilities	-	361,742
Convertible debentures, net of discount of $23,289 and $65,184, respectively	631,015	566,316
Dividend payable	61,563	13,767
Liability under land contract	450,000	450,000
Total liabilities	2,518,739	2,594,938

Stockholders' deficit
Convertible preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 967,031 and 967,031 shares issued and outstanding, at October 31, 2017 and April 30, 2017	97	97
Convertible preferred stock, Series B $.0001 par value, 8,534,625 shares authorized, 8,534,625 and 8,534,625 shares issued and outstanding at October 31, 2017 and April 30, 2017	853	853
Common stock, $.0001 par value, 950,000,000 shares authorized, 372,790,227 and 349,811,110 outstanding at October 31, 2017 and April 30, 2017	37,279	34,981
Additional paid in capital	6,795,331	6,379,564
Accumulated other comprehensive income	(20,205)	2,357
Accumulated deficit	(7,127,347)	(6,617,353)
Total controlling interest	(313,992)	(199,501)

Noncontrolling interest in consolidated subsidiary	(7,905)	(662)
Total stockholders' deficit	(321,897)	(200,163)
Total liabilities and stockholders' deficit	$2,196,842	$2,394,775

See accompanying notes to these unaudited condensed consolidated financial statements

ProGreen US, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	October		October
	2017	2016	2017	2016
Revenues:

Rental revenue	$15,525	$19,540	$31,050	$48,605
Net gain from sale of properties	-	-	39,905	41,603
Commission revenue	-	-	-	3,570
Other income	-	-	-	50
Total Revenue	$15,525	$19,540	$70,955	$93,828
Expenses:
Selling, general & administrative	82,918	83,769	195,393	187,472
Professional fees	91,090	90,921	150,290	132,275
Total operating expenses	$174,008	$174,690	$345,683	$319,747

Operating loss	(158,483)	(155,150)	(274,728)	(225,919)
Other expenses and income:
Interest expense, net	(682,187)	(25,326)	(778,979)	(54,421)
Loss on settlement of liabilities, convertible preferred stock, Series A	-	-	-	(428,105)
Gain on settlement of liabilities, redeemable, convertible preferred stock, Series B	-	-	-	10,803
Loss on settlement of liabilities, common stock	-	-	(44,659)	-
Gain on change in fair value of derivative liabilities	514,297	16,660	628,925	16,660
Loss before income tax expense	$(326,373)	$(163,816)	$(469,441)	$(680,982)
Net Loss	$(326,373)	$(163,816)	$(469,441)	$(680,982)
Less: Net loss attributable to noncontrolling interest	$3,693	$-	$(7,243)	$-
Net Loss attributable to parent	$(330,066)	$(163,816)	$(462,198)	$(680,982)
Deemed dividend on redeemable, convertible preferred stock, Series B	$23,898	$-	$47,796	$-
Net Loss attributable to parent common shareholders	$(353,964)	$(163,816)	$(509,994)	$(680,982)
Other comprehensive loss
Change in foreign currency translation adjustments	(21,923)	$-	$(22,562)	$-
Other comprehensive loss	(21,923)	-	(22,562)	-
Comprehensive net loss	$(375,887)	$(163,816)	$(532,556)	$(680,982)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and fully diluted	361,764,956	347,399,765	355,858,490	342,159,852

See accompanying notes to these unaudited condensed consolidated financial statements

ProGreen US, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Controlling Interest
	Number of Common Stock Issued and Outstanding	Common Stock	Number of Series A Preferred Stock Issued and Outstanding	Preferred Stock Series A	Number of Series B Preferred Stock Issued and Outstanding	Preferred Stock Series B	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Net Stockholders' Deficit	Noncontrolling Interest	Total Stockholders' Deficit

Balance at April 30, 2017	349,811,110	$34,981	967,031	$97	8,534,625	$853	$6,379,564	$(6,617,353)	$2,357	$(199,501)	$(662)	$(200,163)

Common stock issued under convertible debt	16,160,935	1,616					117,261			118,877		118,877
Compensation - restricted stock units							1,000			1,000		1,000
Dividend on redeemable, convertible preferred stock, Series B								(47,796)		(47,796)		(47,796)
Common Stock issued for cash	6,818,182	682					74,318			75,000		75,000
Reclassification of derivative liability to equity due to conversion							374,354			374,354		374,354
Reclassification of equity to derivative liability due to tainting							(151,166)			(151,166)		(151,166)
Other comprehensive loss									(22,562)	(22,562)		(22,562)
Net loss								(462,198)		(462,198)	(7,243)	(469,441)
Balance at October 31, 2017	372,790,227	$37,279	967,031	$97	8,534,625	$853	$6,795,331	$(7,127,347)	$(20,205)	$(313,992)	$(7,905)	(321,897)

See accompanying notes to these unaudited condensed consolidated financial statements

ProGreen US, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	October 31,
	2017	2016
Cash used in operating activities
Net loss	$(469,441)	$(680,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	1,000	4,250
Depreciation	12,268	20,160
Gain on sale of rental properties	(39,905)	(41,603)
Gain on change in fair value of derivative liabilities	(628,925)	(16,660)
Loss on settlement of liabilities	44,659	-
Gain on settlement of liabilities, Series B	-	(10,803)
Loss on settlement of liabilities, Series A	-	428,105
Amortization of debt discount	607,189	36,115
Changes in operating assets and liabilities:
Accounts receivable	(33,364)	(4,256)
Prepaid expenses	-	(2,949)
Accounts payable and accrued expenses	10,292	24,779
Reservation and tenant deposits	15,499	-
Other current assets	(13,351)	(4,130)
Cash used in operating activities	(494,079)	(247,974)

Cash provided by (used in) investing activities
Proceeds from note receivable	-	818
Purchase of office equipment	(2,584)	-
Proceeds from sale of properties	231,000	22,000
Proceeds from notes receivable – land contracts	1,786	-
Loan for note receivable - related party	(272,000)	(195,500)
Loan repayment by related party	50,000	-
Cash provided by (used in) investing activities	8,202	(172,682)

Cash provided by financing activities
Proceeds from related party stock purchase	-	100,000
Proceeds from the sale of common stock	75,000
Proceeds from notes payable-related party	410,070	50,000
Proceeds from notes payable	49,000	-
Repayment of notes payable	(342,115)	-
Proceeds from convertible debentures	615,438	120,000
Repayment of convertible debentures	(559,664)	-
Payments on line of credit	-	(5,334)
Decrease in obligations under capital leases	(3,373)	(3,936)
Cash provided by financing activities	244,356	260,730
Effect of foreign exchange on cash	(22,562)	-
Net change in cash	(264,083)	(159,926)

Cash at beginning of period	289,095	189,942
Cash at end of period	$25,012	$30,016
Supplemental information:
Cash paid for interest	$159,574	$15,870

Noncash investing and financing transactions:
Notes receivable - land contracts issued for sale of properties	$124,000	$206,000
Series A Preferred Stock issued in settlement of liabilities	$-	$683,613
Series A Preferred Stock for subscription receivable	$-	$200,000
Series B Preferred Stock issued in settlement of liabilities	$-	$1,246,614
Reclassification of equity to derivative liability due to tainting	$151,166	$83,302
Reclassification of derivative liability to equity due to conversion	$374,354	$-
Deferred gain on sale of rental properties	$52,601	$-
Note receivable issued for sale of rental properties	$124,000	$-
Accrued interest rolled into principal	$660	$-
Series B preferred stock dividend declared but not paid	$47,796	$-
Debt discount on derivative liability	$490,371	$102,341
Conversion of debt and accrued interest into common stock	$101,098	$-
Debt discount on common stock issued along with debt	$-	$7,547
Stock issued under previous subscription agreement	$-	$977
Accretion of redeemable, convertible preferred stock, Series B	$-	$22,045
Stock issued in settlement of accrued interest	$-	$50,700

See accompanying notes to these unaudited condensed consolidated financial statements

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended October 31, 2017, are not necessarily indicative of the results that may be expected for the year ending April 30, 2018.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to U.S.GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the six months ended October 31, 2017, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended October 31, 2017, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $494,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year. As of October 31, 2017, the Company has approximately $25,000 in cash.

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

The potentially dilutive effects of 14,000,000 and 5,500,000 warrants were not considered in the calculation of EPS as the effect would be anti-dilutive on October 31, 2017 and 2016.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the conversion prices in effect, the potentially dilutive effects of 3,394,286 and 14,461,184 due to convertible debt were not considered in the calculation of EPS as the effect would be anti-dilutive on October 31, 2017 and 2016 respectively.

Based on the conversion prices in effect, the potentially dilutive effects of 293,039,697 due to convertible preferred stock series A were not considered in the calculation of EPS as the effect would be anti-dilutive on October 31 2017 and 2016.

Based on the conversion prices in effect, the potentially dilutive effects of 59,756,142 due to convertible preferred stock series B were not considered in the calculation of EPS as the effect would be anti-dilutive on October 31, 2017 and 2016.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending 2018 classifications.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Management has considered all recent accounting pronouncements issued since and their potential effect on our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Note 2. Rental Properties and Property under Development

Rental properties totaled $459,485 and $732,023 as of October 31, 2017 and April 30, 2017, respectively. The Company owned six and ten rental properties as of October 31, 2017 and April 30, 2017, respectively. The Company held no properties under development as of October 31, 2017and April 30, 2017.

Depreciation expense for the six month periods ended October 31, 2017 and 2016 totaled $10,044 and $15,891, respectively.

Note 3. Land Under Development and Liability under Land Contract-Related Party

The Company held land under development in the amount of $500,000 as of October 31, 2017 and April 30, 2017. Under the terms of the definitive purchase agreement, the Company has recorded land at cost in the amount of $500,000, paid $50,000 of the purchase price and recorded a secured liability under land contract for the balance due in the amount of $450,000 as of October 31, 2017 and April 30, 2017. No interest is due under the terms of the definitive purchase agreement. As of October 31, 2017 payments are due as follows:

Year Ending	April 30 ,
2018	$50,000
2019	100,000
2020	100,000
2021	100,000
2022	100,000
$450,000

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Accounts Receivable

Accounts receivable totaled $56,716, and $23,352 at October 31, 2017 and April 30, 2017, respectively and is comprised of amounts rent due from tenants in the amount of $33,420 and $12,245 at October 31, 2017 and April 30, 2017, respectively, other receivables in the amount of $1,800 and $0 at October 31, 2017 and April 30, 2017 respectively and Procon’s accounts receivable in the amount of $21,496 and $11,107 at October 31, 2017 and April 30, 2017, respectively.

During the year ended April 30, 2017, management determined the rent due from one tenant may not be collectible and an allowance for uncollectible accounts receivable was established in the amount of $7,395, resulting in net accounts receivable of $49,321 and $15,957 at October 31, 2017 and April 30, 2017, respectively. There was no bad debt expense recognized in the six month periods ended October 31, 2017 and 2016.

Note 5. Notes Receivable - Land Contracts and Gain on Sale of Properties and Property under Development

On July 12, 2017 the Company sold one of its rental properties located at 20351 Lacrosse with a selling price of $126,000. The entire $126,000 was received in cash (net of costs totaled $113,617) in the six months ended October 31, 2017 and the Company recognized a gain on the sale of this property in the amount of $30,339.

On June 16, 2017 the Company sold one of its rental properties located at 26005 Franklin Pointe-with a selling price of $92,000. The entire $92,000 was received in cash (net of costs totaled $82,597) in the six months ended October 31, 2017 and the Company recognized a gain on the sale of this property in the amount of $9,566.

On May 23, 2017 the Company sold one of its rental properties located at 20210 Westover with a selling price of $45,000. The Company received a deposit of $5,000 and issued a secured Land Contract to the buyer, for the balance owed in the amount of $40,000, to be paid in monthly installments, including principal and interest, beginning August 1, 2017 through May 20, 2020. The Land Contract bears interest at 8% per annum. In the in the six months ended October 31 2017 the Company recognized a deferred gain on the sale of this property in the amount of $18,822 which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $40,000 and $0 plus accrued interest in the amount of $1,155 and $0 as of October 31, 2017 and April 30, 2017, respectively. At October 31, 2017 and April 30 2017 the deferred profit on the sale of this property totaled $18,822 and $0 respectively.

On May 23, 2017 the Company sold one of its rental properties located at 2100 Westover with a selling price of $92,000. The Company received a deposit of $8,000 and issued a secured Land Contract to the buyer, for the balance owed in the amount of $84,000, to be paid in monthly installments, including principal and interest, beginning June 1, 2017 through May 10, 2020. The Land Contract bears interest at 9% per annum. In the in the six months ended October 31 2017 the Company recognized a deferred gain on the sale of this property in the amount of $33,779 which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $84,000 and $0 plus accrued interest in the amount of $3,604 and $0 as of October 31, 2017 and April 30, 2017, respectively. At October 31, 2017 and April 30 2017 the deferred profit on the sale of this property totaled $33,779 and $0 respectively.

On June 25, 2016 the Company sold a second one of its rental properties located at 21421 Greenview Avenue with a selling price of $109,000. The Company received a deposit of $12,000 and issued a secured Land Contract to the buyer, for the balance owed in the amount of $97,000, to be paid in monthly installments, including principal and interest, beginning August 1, 2016 through June 30, 2019. The Land Contract bears interest at 9% per annum. In the six months ended October 31, 2017 and 2016 the Company recognized a gain on the sale of this property in the amount of $0 and $96. The balance due under this Land Contract totaled $94,928 and $ 96,276 plus accrued interest in the amount of $1,453 and $1,567 as of October 31, 2017 and April 30, 2017, respectively. At October 31, 2017 and April 30 2017 the deferred profit on the sale of this property totaled $96 and $96, respectively.

On May 20, 2016 the Company sold one of its rental properties located at 23270 Helen Street, with a selling price of $119,000. The Company received a deposit of $10,000 and issued a secured Land Contract to the buyer, for the balance owed in the amount of $109,000 to be paid in monthly installments, including principal and interest, beginning June 1, 2016 through June 1, 2019. The Land Contract bears interest at 9% per annum. In the fiscal year ended April 30, 2017 the Company recognized a deferred gain on the sale of this property in the amount of $0 and $41,507, which is offset against the receivable balance on the face of balance sheet at October 31, 2017 and April 30, 2017, respectively. The balance due under this Land Contract totaled $107,842 and $108,280 plus accrued interest in the amount of $4,651 and $1,655 as of October 31, 2017 and April 30, 2017, respectively. At October 31, 2017 and April 30, 2017 the deferred profit on the sale of this property totaled $41,507 and $41,507, respectively.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the year ended April 30, 2017, management determined the amounts due under the secured land contracts may not be collectible in full and an allowance for uncollectible accounts was established in the amount of $4,800 for the portion management determined may not be collectible based on payment history. Notes receivable - land contracts, net of allowance total $227,766 and $158,153 at October 31, 2017 and April 30, 2017, respectively. There was no bad debt expense recognized in the six months ended October 31, 2017 and 2016.

Note 6. Note Receivable - Related Party

During the six months ended October 31, 2017, the Company contributed an additional $272,000 to and received repayments in the amount of $50,000, from Baja Joint Venture, which is accounted for as an investment. Note Receivable - Related Party totaled $912,500 and $690,500 as of October 31, 2017 and April 30, 2017, respectively.

Note 7. Property and Equipment

Major classifications of property and equipment are summarized as follows:

	October 31, 2017	April 30, 2017
Vehicles	$40,902	$40,902
Furniture	6,148	3,564
Office equipment	2,926	2,926
Total vehicles, furniture and equipment	49,976	47,392
Less: accumulated depreciation	(46,525)	(44,301)
Net carrying amount	$3,451	$3,091

Depreciation expense for the six months ended October 31, 2017 and 2016 totaled $2,224 and $4,269, respectively.

Note 8. Reservation Deposits

During the six month period ended October 31, 2017, the Company’s subsidiary Procon has collected deposits (“Reservation Deposit”) in the amount of $9,500. Reservation deposits totaled $27,000 and $17,500 at October 31, 2017 and April 30, 2017, respectively.

Note 9. Notes Payable

On August 22, 2017 the Company entered into an unsecured promissory note payable with an unrelated party, borrowing $10,000. The note is an unsecured and is due July 19, 2018. The promissory note has a onetime interest charge of 15% (in the amount of $1,500) plus accrued interest of 5% per annum.

The Company recorded interest expense in connection with the promissory note in the amount of $1,596 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under the promissory notes totaled $1,596 and $0 as of October 31, 2017 and April 30, 2017, respectively. The amount outstanding under the note payable totaled $10,000 and $0 at October 31, 2017 and April 30, 2017, respectively.

On August 22, 2017 the Company entered into an unsecured promissory note payable with an unrelated party, borrowing $9,000. The note is an unsecured and is due July 19, 2018. The promissory note has a onetime interest charge of 15% (in the amount of $1,350) plus accrued interest of 5% per annum. The Company recorded interest expense in connection with the promissory note in the amount of $1,436 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under the promissory notes totaled $1,436 and $0 as of October 31, 2017 and April 30, 2017, respectively. The amount outstanding under the note payable totaled $9,000 and $0 at October 31, 2017 and April 30, 2017, respectively.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 22, 2017 the Company entered into an unsecured promissory note payable with an unrelated party, borrowing $30,000. The note is an unsecured and is due July 19, 2018. The promissory bears interest of 5% per annum. The Company recorded interest expense in connection with the promissory note in the amount of $288 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under the promissory notes totaled $288 and $0 as of October 31, 2017 and April 30, 2017, respectively. The amount outstanding under the note payable totaled $30,000 and $0 at October 31, 2017 and April 30, 2017, respectively.

During the six month period ended October 31, 2017 the Company paid in full the note payable due to AMREFA in amount of $200,000. The note was non-interest bearing. The note payable due to AMREFA had a balance outstanding of $0 and $ 200,000 as of October 31, 2017 and April 30, 2017.

The amount due under the secured Southfield debt had a balance outstanding of $14,491 and $14,106 as of October 31, 2017 and April 30, 2017, respectively. In connection with the Southfield debt, during the six month periods ended October 31, 2017 and 2016, the Company capitalized interest expense of $385 and $0 a respectively. Accrued interest totaled $84 and $301 at October 31, 2017 and April 30, 2017, respectively. The accrued interest of $385 was rolled into principal.

Note 10. Notes Payable, Related Parties

Promissory Notes

During the six months ended October 2017, the Company’s President entered into three unsecured 5% Promissory Note (“Credit Line 4”) whereby the Company borrowed a total of $115,070 with interest at a rate of five (5%) percent per annum, which is payable on July 19, 2018. Notes payable related parties includes the amount due under these notes, with a balance outstanding of $115,070 and $0 as of October 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with these notes in the amount of $756 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under the Credit Line totaled $756 and $0 as of October 31, 2017 and April 30, 2017, respectively.

Credit Line 3

On July 19, 2017 the Company’s President entered into a one year unsecured 5% Promissory Note (“Credit Line 3”) whereby the Company may borrow up to $250,000 with interest at a rate of five (5%) percent per annum due on July 19, 2018. During the six month period ended October 31, 2017 the Company borrowed $250,000 under Credit Line 3. Notes payable related parties includes the amount due under Credit Line 3 with a balance outstanding of $250,000 and $0 as of October 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with Credit Line 3 in the amount of $2,027 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under the Credit Line totaled $2,027 and $0 as of October 31, 2017 and April 30, 2017, respectively.

Credit Line 2

During the six month period ended October 31, 2017, the Company borrowed the remaining $45,000 under the unsecured Credit Line 2. As a result of the derivatives calculation an additional discount of $7,590 was recorded in the six month period ended October 31, 2017. Notes payable related parties includes the amount due under Credit Line 2, with a balance outstanding of $250,000 and $205,000, less the unamortized discount of $17,960 and $43,058 as of October 31, 2017 and April 30, 2017, respectively.

Amortization of the related discounts totaled $32,688 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. The Company recorded interest expense in connection with Credit Line 2 in the amount of $5,531 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under the Credit Line totaled $7,112 and $1,581 as of October 31, 2017and April 30, 2017, respectively.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Line 1

Notes payable related parties includes the amount due under the unsecured Credit Line 1 with a balance outstanding of $250,000 less the unamortized discount of $0 and $14,947 as of October 31, 2017 and April 30, 2017, respectively. Amortization of the related discount totaled $14,947 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. The Company recorded interest expense in connection with Credit Line 1 in the amount of $6,243 and $0 for the for the six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under the Credit Line totaled $11,304 and $5,061 as of October 31, 2017 and April 30, 2017, respectively.

Warrants

In connection with Credit Line 1, the Company issued the President common stock purchase warrants. The number of warrant shares totals 2,500,000 as of October 31, 2017 and April 30, 2017. The warrants have a five year term. See Notes 12 and 13.

In connection with Credit Line 2, the Company issued the President common stock purchase warrants. The warrants entitle the President to purchase ten shares of common stock for each one ($1.00) dollar of total disbursements by the President to the Company, of up to 2,500,000 shares of common stock at an exercise price of $0.05. During the six month period ended October 31, 2017 the remaining 450,000 warrants were issued in three 150,000 increments between July 5, 2017 and July13, 2017, resulting in a total number of warrant shares of 2,500,000 and 2,050,000 as of October 31, 2017 and April 30, 2017. The warrants have a five year term. See Notes 12 and 13.

Note 11. Note Payable to Bank of Ann Arbor

The secured note payable had a balance outstanding of $308,418 and $450,258 as of October 31, 2017 and April 30, 2017, respectively and the Company recorded interest expense in connection with this note payable in the amount of $11,918 and $17,970 for the six months ended October 31, 2017 and 2016, respectively. The change in the outstanding balance is attributable to payments of $142,115 and $275 accrued interest which was rolled into principal. Accrued interest due under the note payable totaled $0 and $1,953 as of October 31, 2017 and April 30, 2017, respectively.

Principal payment requirements on the notes payable to Bank of Bank Arbor are as follows:

2018	$12,126
2019	25,317
2020	26,838
2021	244,137
Thereafter	-
Total	$308,418

Note 12. Fair Value Measurement

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

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The three levels of valuation hierarchy are defined as follows:

Level 1 -	Observable inputs such as quoted market prices in active markets.

Level 2 -	Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 -	Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company held certain financial instruments that are measured at fair value on a recurring basis. These consisted of convertible debt totaling $0 and $105,000 at October 31, 2017 and April 30, 2017 respectively, with a derivative liability totaling $0 (including 13,000,000 stock warrants) and $361,742 (including 10,550,000 stock warrants) at October 31, 2017 and April 30, 2017, respectively, which are categorized as Level 3. The related gain on change in fair value of derivatives totaled $628,925 and $16,660 for the six month periods ended October 31, 2017 and 2016, respectively.

See Notes 10 and 13.

Note 13 - Derivative Liabilities

During the six month period ended October 31, 2017 the Company identified conversion features embedded within its convertible debt. See Note 14. The Company determined that the conversion feature of the convertible notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Since the convertible notes are not convertible until 180 days subsequent to the execution date (“conversion date”), only notes which were outstanding as of the conversion date were considered for valuation. In prior periods, it was determined that due to the conversion terms of the convertible debt along with the convertible debt reserve requirement, no common shares were available under the authorized common share limit. As such, convertible debt beyond the conversion date along with warrants were valued as a derivative. As of October 31, 2017, there are sufficient shares for conversion. Therefore, the derivative liability were released.

The fair value of the embedded derivative liabilities on the convertible notes were determined using a multinomial lattice model with the assumptions in the table below.

The fair value of the Company’s derivative liabilities at October 31, 2017 is as follows:

April 30, 2017 Balance	$361,742
Discount on debt	490,371
Reclass from equity due to tainting	151,166
Reclass to equity due to conversion	(374,354)
Fair value mark to market adjustment	(628,925)
Derivative liabilities, balance	$-

The fair values at the commitment dates and remeasurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the six months ended October 31, 2017:

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	The stock prices ranged from $0.0175 to $0.0100 (10/31/17) in this periods would fluctuate with the Company projected volatility;

●	An event of default for the Convertible Note would occur 0% of the time, increasing 0% per month to a maximum of 0%;

●	Alternative financing for the Convertible Notes would be initially available to redeem the note 0% of the time and increase monthly by 1% to a maximum of 10%;

●	The Holder would automatically convert (limited by trading volume and ownership limits of 4.99% to 9.99%) the note starting after 180 days if the Company was not in default.

●	The projected annual volatility for each valuation period was based on the historical volatility of the Company and the remaining term of the instrument and ranged from 267% and 62.1% to 130.6%.

●	Default at maturity would occur100% of the time for the Hoppel Notes and they would convert at a percentage of market.

●	The risk-free rates were based on the remaining term of the instrument and ranged from 0.08% to 1.27%.

●	The 926,000 Inducement Shares issued if the stock falls below $0.0125 were not valued as they were part of the Settlement Agreement. See Note 14.

Note 14. Financing Agreement and Convertible Debentures

Vista Capital Investments LLC Convertible Note

On May 3, 2017, the Company issued an unsecured 8% Fixed Rate Convertible Debenture in the principal amount of $110,000, with an Original Issue Discount of $10,000, to Vista Capital Investments LLC (“Vista Capital Convertible Note”). This convertible note is due and payable on November 29, 2017, plus interest on the unpaid principal balance at a rate of 8% per annum. The Holder shall have the right, in its sole and absolute discretion, as of the date which is one hundred and eighty days following the Closing Date (May 3, 2017), to convert all or any part of the outstanding amount due under this Note into fully paid and nonassessable shares of Common Stock. The conversion price shall equal $.035.

The Company may prepay the amounts outstanding to the holder at any time up to the 180th day (the “Prepayment Date”) following the issue date of this note by making a payment to the note holder of an amount in cash equal i) if the redemption is prior to the 90th day this Note is in effect (including the 90th day), then for an amount equal to 105% of the unpaid principal amount of this Note along with any interest that has accrued during that period; (ii) if the redemption is on the 91st day this Note is in effect, up to and including the 120th day this Note is in effect, then for an amount equal to 110% of the unpaid principal amount of this Note along with any accrued interest; (iii) if the redemption is on the 121st day this Note is in effect, up to and including the 150th day this Note is in effect, then for an amount equal to 115% of the unpaid principal amount of this Note along with any accrued interest, (iv) if the redemption is on the 151st day this Note is in effect, up to and including the 151th day this Note is in effect, then for an amount equal to 120% of the unpaid principal amount of this Note along with any accrued interest.

During the six month periods ended October 31, 2017 and 2016, respectively the Company recognized interest expense in the amount of $8,619 and $0 relating to the amortization of the original issue discount. The unamortized balance of original issue discount totaled $1,381 and $0 at October 31, 2017 and April 30, 2017, respectively. As a result of the derivatives calculation an additional discount of $33,722 relating to warrants granted, was recorded in the six month period ended October 31, 2017. During the six month periods ended October 31, 2017 and 2016 the Company recognized interest expense in the amount of $33,722 and $0 relating to the derivatives discount. The unamortized balance of the derivatives discount totaled $0 and $0 at October 31, 2017 and April 30, 2017, respectively.

The Company recorded interest expense in connection with the Vista Capital Convertible Note in the amount of $7,602 and $0, six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under the Vista Capital Convertible Note totaled $7,602 and $0 as of October 31, 2017 and April 30, 2017, respectively.

In connection with Vista Capital Convertible Note 1, the Company granted Vista Capital Investments LLC 2,000,000 Warrant Shares of the Company’s common stock, par value $0.0001 per share. The warrant entitles the holder to purchase up to 2,000,000 shares of common stock at an exercise price of $0.05. The warrant expires on May 3, 2022. See Notes 12 and 13

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JSJ Investments Inc.

On May 10, 2017, the Company issued an unsecured convertible promissory note in the principal amount of $113,000 to JSJ Investments Inc. (“JSJ Convertible Note”). This convertible note is due and payable on February 10, 2018 plus interest on the unpaid principal balance at a rate of 12% per annum. The Holder shall have the right, in its sole and absolute discretion, as of the date which is one hundred and eighty days following the Closing Date (On May 10, 2017), to convert all or any part of the outstanding amount due under this Note into fully paid and nonassessable shares of Common Stock. The conversion price shall equal 52% discount to the lowest trading price during the previous fifteen trading days to the date of Conversion Notice.

The Company may pay JSJ Convertible Note in full, together with any and all accrued and unpaid interest, plus any applicable prepayment premium at any time on or prior to the date which occurs 180 days after the May 10, 2017 (the “Prepayment Date”). In the event the Note is not prepaid in full on or before the Prepayment Date, it shall be deemed a “Pre-Payment Default” hereunder. Until the Ninetieth (90th) day after the Issuance Date (May 10, 2017) the Company may pay the principal at a cash redemption premium of 120%, in addition to outstanding interest, without the Holder’s consent; from the 91st day to the Prepayment Date, the Company may pay the principal at a cash redemption premium of 125%, in addition to outstanding interest, without the Holder’s consent. After the Prepayment Date up to the Maturity Date this Note shall have a cash redemption premium of 135% of the then outstanding principal amount of the Note, plus accrued interest and Default Interest, if any, which may only be paid by the Company upon Holder’s prior written consent. At any time on or after the Maturity Date, the Company may repay the then outstanding principal plus accrued interest and Default Interest (as defined in the JSJ Convertible Note).

In connection with the JSJ Convertible Note the Company paid $7,000 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the six month periods ended October 31, 2017 and 2016, the Company recognized interest expense in the amount of $4,413 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $2,587 and $0 at October 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with the JSJ Convertible Note in the amount of $6,612 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under JSJ Convertible Note totaled $6,612 and $0 as of October 31, 2017 and April 30, 2017, respectively.

Power Up Lending Group Ltd - Convertible Note #1 & #2

On May 15, 2017, the Company issued a second unsecured convertible promissory note in the amount of principal amount of $46,500 to Power Up Lending Group Ltd (“Power Up Convertible Note # 2”). This convertible note is due and payable on February 15, 2018 plus interest on the unpaid principal balance at a rate of 12% per annum.

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

In connection with the Power Up unsecured Convertible Note 2 paid $1,500 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the six month periods ended October 31, 2017 and 2016, the Company recognized interest expense in the amount of $918 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $582 and $0 at October 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with the Power Up Convertible Note # 2 in the amount of $2,704 and $0 for six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under Power Up Convertible Note #2 totaled $2,704 and $0 as of October 31, 2017 and April 30, 2017, respectively.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Power Up unsecured Convertible Note #1 (dated February 21, 2017) the Company paid $3,500 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the six month periods ended October 31, 2017 and 2016, the Company recognized interest expense in the amount of amount of $2,655 and $0 relating to the amortization of the debt issuance costs, respectively. The unamortized balance of debt issuance costs totaled $0 and $2,655 at October 31 2017 and April 30, 2017.

As a result of the derivatives calculation an additional discount of $102,956 was recorded in the six month period ended October 31, 2017. The unamortized balance of the discount totaled $0 at October 31, 2017 and April 30, 2017.

The total balance due was $122,135 comprised of principal of $103,500, interest of $6,370 and prepayment premium of $12,265. During the six month period ended October 31, 2017 the Company repaid $61,989 of the amount due under Power Up Convertible Note 1 in cash and the remaining balance of $60,146 was converted to 8,534,554 shares of the Company’s Common Stock at fair value as follows:

Conversion Date	Number of Shares of Common Stock	Principal and Amount Converted	Price per share
August 24, 2017	2,386,634	$20,000	$0.00838
August 29, 2017	2,898,551	20,000	$0.00690
August 31, 2017	3,249,369	20,146	$0.00620
Totals - Six Months Ended October 31, 2017	8,534,554	$60,146

See Note 15.

In connection with the prepayment of the debt, during the six month period ended October 31, 2017 the Company recognized $12,265 in prepayment penalties which recorded as interest expense.

The balance of the convertible note was $0 and $103,500 at October 31, 2017 and April 30, 2017, respectively.

The Company recorded interest expense in connection with the Power Up Convertible Note 1 in the amount of $3,990 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under the Power Up Convertible Note totaled $0 and $2,380 as of October 31, 2017 and April 30, 2017, respectively.

Hoppel Convertible Note #2

On July 17, 2017 the Company entered into a Settlement Agreement with Mr. Luca Hoppel to settle all claims between them with respect to the unsecured Hoppel Convertible Note 2. The terms of the Settlement Agreement are as follows: In exchange for Mr. Hoppel’s settlement and release of the Settled Claims, the Company was required to make three equal cash payments of $44,940. The first cash payment was due on or before August 1st, 2017. The second cash payment was due on or before August 10th 2017 and the third and final cash payment was due on or before August 20th, 2017. Upon the issuance of 926,000 shares and payment of $134,820, the Note would be considered fully repaid.

On July 17, 2017 the Company issued 926,000 shares of Common Stock at an issuance price of $0.0192 per Common Share, to Lucas Hopple under the terms of the Settlement Agreement for a total fair value of $17,779. See Note 15. The total balance of the note was $130,832 comprised of the principal of $105,000, interest of $7,350, penalty of $5,000 and prepayment premium of $13,482. During the six month period ended October 31, 2017 the Company made the first two cash payments of $89,880 due under the Settlement Agreement. The Company recorded a total loss of $44,659 as a loss on the settlement of liabilities relating to this transaction, including $17,779 for the fair value of the 926,000 shares of common stock and $26,880 for increase of the principal balance.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The remaining balance of the note was satisfied through conversion of debt into common stock as follows

Conversion Date	Number of Shares of Common Stock	Principal and Amount Converted	Price per share
August 25, 2017	1,500,000	13,650	$0.00910
August 29, 2017	3,000,000	15,750	$0.00525
August 31, 2017	2,200,381	11,552	$0.00525
Totals - Six Months Ended October 31, 2017	6,700,381	$40,952

The outstanding Note balance totaled $0 and $57,739, net of the unamortized discount of $0 and $47,261 at October 31, 2017 and April 30, 2017, respectively. Amortization of the related discounts totaled $47,261 and $0 for six month periods ended October 31, 2017 and 2016, respectively.

Accrued interest due totaled $0 and $7,350 at October 31, 2017 and April 30, 2017 respectively.

A total of $105,000 debt discount was recorded on Hoppel Convertible Note 2 including original issuance discount of $5,000, stock issuance discount of $12,408 and derivative discount of $87,592. See Notes 12 and 13.

The Company recorded interest expense in connection with the Hoppel convertible note of $2,940 and 0 for the quarters ended July 31, 2017 and 2016, respectively.

EMA Financial, LLC Convertible Note

On April 3, 2017, the Company issued an unsecured convertible promissory note in the principal amount of $113,000 to EMA Financial, LLC (“EMA Convertible Note”), including debt issuance costs of $6,800. This convertible note is due and payable on April 3, 2018 plus interest on the unpaid principal balance at a rate of 10% per annum.

During the six month periods ended October 31, 2017 and 2016 the Company recognized interest expense in the amount of amount of $6,278 and $0 relating to the amortization of the original issuance discount in connection with the EMA Convertible Note. The unamortized balance of original issuance totaled $0 and $6,278 at October 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with the EMA Convertible Note in the amount of $5,301 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under the EMA Convertible Note totaled $0 and $868 as of October 31, 2017 and April 30, 2017, respectively.

On October 19, 2017 the Company paid the EMA Convertible Note in full in the amount of $113,000 plus accrued interest in the amount of $6,200, resulting in prepayment penalties of $29,792 which the Company recorded as interest expense. As a result of the derivative calculation an additional discount of $113,000 was recorded in the six month period ended October 31, 2017. The unamortized balance of the discount totaled $0 at October 31, 2017 and April 30, 2017.

The principal balance of the EMA Convertible Note was $0 and $113,000 at October 31, 2017 and April 30, 2017, respectively.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bellridge Capital, LP

On March 15, 2017, the Company issued an unsecured convertible promissory note in the amount of principal amount of $105,000 to Bellridge Capital, LP (“Bellridge Convertible Note”) including an OID of $5,000 This convertible note is due and payable on March 15, 2018 plus interest on the unpaid principal balance at a rate of 10% per annum.

During the six month periods ended October 31, 2017 and 2016 the Company recognized interest expense in the amount of amount of $4,356 and $0 relating to the amortization of the original issuance discount in connection with the Bellridge Convertible Note. The unamortized balance of original issuance totaled $0and $4,356 at October 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with the Bellridge Convertible Note in the amount of $4,196 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under the Bellridge Convertible Note totaled $0 and $1,334 as of October 31, 2017 and April 30, 2017, respectively.

On September 21, 2017, the Company paid the Bellridge Convertible Note, in full, in the amount of $105,000 plus accrued interest in the amount of $5,510, prepayment premium of $27,628 which the Company recorded as interest expense. During the six month periods ended October 31, 2017 and 2016, the Company recognized interest expense in the amount of amount of $5,894 and $0, respectively in connection with a derivatives loss.

The principal balance of the Bellridge Convertible Note was $0 and $105,000 at October 31, 2017 and April 30, 2017, respectively. As a result of the derivative calculation an additional discount of $102,854 was recorded in the six month period ended October 31, 2017. The unamortized balance of the discount totaled $0 at October 31, 2017 and April 30, 2017.

Silo Equity Partners Venture Fund LLC Convertible Note

On March 22, 2017, the Company issued an unsecured convertible promissory note in the amount of principal amount of $100,000 to Silo Equity Partners Venture Fund LLC (“Silo Convertible Note”). This convertible note is due and payable on September 22, 2017 plus interest on the unpaid principal balance at a rate of 8% per annum.

The Company recorded interest expense in connection with the Silo Convertible Note in the amount of $ 3,454 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under the Silo Convertible Note totaled $0 and $858 as of October 31, 2017 and April 30, 2017, respectively.

On October 6, 2017, the Company paid the Silo Convertible Note in full in the amount of $100,000 plus accrued interest in the amount of $4,341, prepayment premium of $26,056 which the Company recorded as interest expense. As a result of the derivative calculation an additional discount of $100,000 was recorded in the six month period ended October 31, 2017. The unamortized balance of the discount totaled $0 at October 31, 2017 and April 30, 2017.

The principal balance of the Silo Convertible Note was $0 and $100,000 at October 31, 2017 and April 30, 2017, respectively.

Tangiers Global, LLC Convertible Note

On March 21, 2017, the Company issued an unsecured convertible promissory note in the amount of principal amount of $105,000 to Tangiers Global, LLC (“Tangiers Convertible Note”) including an Original Issue Discount (“OID”) of $5,000. This convertible note is due and payable on September 21, 2018 plus interest on the unpaid principal balance at a rate of 7% per annum.

During the six month periods ended October 31, 2017 and 2016 the Company recognized interest expense in the amount of amount of $4,625 and $0 relating to the amortization of the original issuance discount in connection with the Tangiers Convertible Note. The unamortized balance of original issuance totaled $0 and $4,634 at October 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with the Tangiers Convertible Note in the amount of $3,468 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under the Tangiers Convertible Note totaled $0 and $827 as of October 31, 2017 and April 30, 2017, respectively. As a result of the derivative calculation an additional discount of $30,249 was recorded in the six month period ended October 31, 2017. The unamortized balance of the discount totaled $0 at October 31, 2017 and April 30, 2017.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 19, 2017 the Company paid the Tangiers Convertible Note in full in the amount of $105,000 plus accrued interest in the amount of $7,350, prepayment premium of $28,088 which the Company recorded as interest expense.

The principal balance of the Tangiers Convertible Note was $0 and $105,000 at October 31, 2017 and April 30, 2017, respectively.

Tangiers Global, LLC Convertible Note 2

On October 17, 2017, the Company issued an unsecured convertible promissory note in the amount of principal amount of $306,804 to Tangiers Global, LLC (“Tangiers Convertible Note 2”) including an Original Issue Discount (“OID”) of $17,366. This convertible note is due and payable on July 13, 2018, plus interest on the unpaid principal balance at a rate of 12% per annum. Guaranteed interest totals $36,820.

The Company may pay Tangiers Convertible Note 2 in full, together with any and all accrued and unpaid interest, at any time on or prior to the date which occurs 180 days after the October 17, 2017 (the “Funding Date”). Under the Ninetieth (90th) day after the Funding Date the Company may pay the principal at a cash redemption premium of 115%, in addition to outstanding interest, without the Holder’s consent; from the 90th day to the 150th day, the Company may pay the principal at a cash redemption premium of 120%, in addition to outstanding interest, without the Holder’s consent and from the 151st day to the 180th day, the Company may pay the principal at a cash redemption premium of 125%, in addition to outstanding interest, without the Holder’s consent.

The Holder shall have the right from time to time, at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Tangiers Convertible Note 2 to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock. The conversion price shall equal 55% multiplied by the lowest Trading Price for the Common Stock during the fifteen (15) Trading Days prior to the date on which the holder elects to convert all or part of the Tangiers Convertible Note 2.

During the six month periods ended October 31, 2017 and 2016 the Company recognized interest expense in the amount of amount of $904 and $0 relating to the amortization of the original issuance discount in connection with the Tangiers Convertible Note. The unamortized balance of original issuance totaled $16,462 and $0 at October 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with the Tangiers Convertible Note in the amount of $1,917 and $0 for the six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under the Tangiers Convertible Note totaled $1,917 and $0 as of October 31, 2017 and April 30, 2017, respectively.

The principal balance of the convertible promissory note was $306,804 and $0 at October 31, 2017 and April 30, 2017, respectively.

Power Up Lending Group Ltd - Convertible Note #3

On August 25, 2017, the Company issued a third unsecured convertible promissory note in the principal amount of $78,000 to Power Up Lending Group Ltd (“Power Up Convertible Note #3”), including debt issuance costs of $3,000. This convertible note is due and payable on May 30, 2018 plus interest on the unpaid principal balance at a rate of 12% per annum.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company may pay Power Up Convertible Note #3 in full, together with any and all accrued and unpaid interest, at any time on or prior to the date which occurs 180 days after the August 25, 2017 (the “Issue Date”). From Issue Date through One hundred and fifty days (150th) day after the Issue Date the Company may pay the principal at a cash redemption premium of 125%, in addition to outstanding interest, without the Holder’s consent and from the 151st day to the 180th day, the Company may pay the principal at a cash redemption premium of 130%, in addition to outstanding interest, without the Holder’s consent.

The Holder shall have the right from time to time, at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock. The conversion price shall equal 58% multiplied by the average of the lowest two (2) Trading Prices for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

In connection with the Power Up Convertible Note #3 paid $3,000 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the six month periods ended October 31, 2017 and 2016, the Company recognized interest expense in the amount of $723 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $2,277 and $0 at October 31, 2017 and April 30, 2017, respectively. The Company recorded interest expense in connection with the Power Up Convertible Note #3 in the amount of $1,742 and $0 for six month periods ended October 31, 2017 and 2016, respectively. Accrued interest due under Power Up Convertible Note #3 totaled $1,742 and $0 as of October 31, 2017 and April 30, 2017, respectively.

The principal balance of the Power Up Convertible Note #3 was $78,000 and $0 at October 31, 2017 and April 30, 2017, respectively.

Note 15. Common Stock

On July 17, 2017 the Company issued 926,000 shares of Common Stock in connection with the Hoppel Convertible Note 2 Settlement Agreement.

During the six month period ended October 31, 2017 the Company issued an additional 15,234,935 shares of Common Stock to settle conversions of $101,098 of the principal amounts of convertible debentures. See Note 14.

On October 24, 2017 the Company issued 6,818,182 shares of Common Stock at a purchase price of $.011 to an outside investor for cash in the amount of $75,000.

Note 16. Series A Convertible Preferred Stock

As of October 31 2017 and April 30, 2017, 967,031 shares of Series A Preferred Stock were issued and outstanding. There was no activity relating to the Company’s Shares of Series A Preferred Stock during the six month period ended October 31, 2017.

Note 17. Series B Convertible Redeemable Preferred Stock

As of October 31 2017 and April 30, 2017, 8,534,625 shares of Series B Preferred Stock were issued and outstanding.

During the six month period ended October 31, 2017, the Company paid no cash dividends Series B and accrued an additional dividend payable of $47,796. Dividend payable totaled $61,563 and $13,767 as of October 31, 2017 and April 30, 2017, respectively.

As of October 31, 2017, there have been no conversion of the Preferred Stock into Common Stock.

Note 18. Employee Stock Option Plan

Restricted Stock Units

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six month period ended October 31, 2017 compensation expense relating to RSUs was recorded as follows:

October 31, 2017
Number of restricted stock units issued on June 1, 2014	600,000
Stock price on grant date	$0.02
Vesting Period	3 years
Estimated fair value at issuance	$12,000

May 1, 2017 through October 31, 2017 Compensation Expense	$1,000

Total compensation expense	$1,000

Note 19. Warrants

For the six month period ended October 31, 2017, 2,450,000 warrants were issued, and none were exercised or forfeited. See Note 11 and Note 14. The Company’s outstanding and exercisable warrants as of October 31, 2017 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Warrants outstanding as of April 30, 2017	13,550,000	$0.03	4.53	-
Warrants exercisable as of April 30, 2017	11,550,000	$0.03	4.49	$16,000

Warrants Granted	2,450,000	0.05		-
Warrants Forfeited	-	-	-	-
Warrants Exercised	-	-	-	-

Warrants Outstanding as of October 31, 2017	16,000,000	$0.03	4.11	-
Warrants exercisable as of October 31, 2017	14,000,000	$0.04	4.08	$-

Note 20. Subsequent Events

On November 7, 2017, the Company paid the balance in cash of the convertible promissory note in the principal amount of $46,500 to Power Up Lending Group, LTD. The total balance of the note was $61,488 comprised of principal of $46,500, interest of $2,816 and prepayment premium of $12,172.

On November 10, 2017, the Company issued a 12% Convertible Promissory Note, in the principal amount of $51,500 to Power Up Lending Group Ltd. The Note is due August 15, 2018. The Holder has the right from time to time, at any time during the period beginning on the date which is 180 days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock. The conversion price is 58% of the lowest two trading prices for the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date.

On November 13, 2017, the Company paid the balance in cash of the convertible promissory note in the principal amount of $113,000 to JSJ Investments Inc. The total balance of the note was $148,086 comprised of principal of $113,000, interest of $6,992 and prepayment premium of $28,094.

On November 24, 2017, the Company issued a 12% Convertible Promissory Note, in the principal amount of $65,000 to BlueHawk Capital, LLC. The Note is due August 20, 2018. The Holder has the right from time to time, at any time during the period beginning on the date which is 180 days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock. The conversion price is 55% of the lowest trading price for the common stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.

On November 29, 2017, the Company issued a 12% Convertible Promissory Note, in the principal amount of $110,875 to Auctus Fund, LLC. The Note is due August 29, 2018. The Holder has the right from time to time, at any time during the period beginning on the date which is 180 days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock. The conversion price shall equal the lesser of (i) the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of the note and (ii) 55% of the lowest trading price for the common stock during the twenty-five trading day period ending on the latest complete trading day prior to the conversion date.

On December 8, 2017, the Company closed the sale of the Lahser property. The total sale price was $34,000.

On December 12, 2017, the Company closed the sale of 27971 Rollcrest Road, Unit 13. The total sales price was $75,000.

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

We have expanded our real estate development operations to include Baja California, Mexico. On February 11, 2016, we signed a definitive agreement with Contel for Progreen to finance the first tract of land of approximately 300 acres which is being developed by Contel for agriculture use. Four wells have been drilled on the first tract, and the growing operation will be contracted with to Huy Fong Foods, Inc. an importer to the U.S. market under a produce purchase agreement for chili peppers.

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

RESULTS OF OPERATIONS

Three months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

During the three months ended October 31, 2017, we incurred a net loss of approximately $326,000 compared to a net loss of approximately $164,000 for the three months ended October 31, 2016. Revenue decreased approximately $4,000 in the three months ended October 31, 2017 compared to the three months ended October 31, 2016.

Rental revenue decreased to approximately $16,000 as compared to $20,000 during the three months ended October 31, 2016. The Company received rental income on five properties during the three months ended October 31, 2017 as compared to seven in the comparable prior period.

There have been fluctuations in certain expenses in the three months ended October 31, 2017, as compared to the three months ended October 31, 2016. In the three months ended October 31, 2017, general and administrative expenses decreased approximately $850 for the three months ended October 31, 2017 as compared to the comparable prior period mainly due to the following changes:

There were increases in certain expenses:

Rental property costs increased approximately $24,000 for the three months ended October 31, 2017 as compared to the comparable prior period as a result of payments made on behalf of the land contract holders.

Investor Relations costs increased by approximately $13,000 during the three months ended October 31, 2017 as compared to the comparable prior period due to the increased activity of promoting the Company.

Office rent expense and office expense increased approximately $2,000 for the three months ended October 31, 2017 as compared to the comparable prior period due the Company’s new office space lease in San Diego and an increase in related office costs.

Office costs increased by approximately $5,000 during the three months ended October 31, 2017 as compared to the comparable prior period due to additional administrative costs incurred by Procon to set up new offices.

Automobile expense increased by approximately $1,500 during the three months ended October 31, 2017 as compared to the comparable prior period due to increased cost of insurance.

Bank charges increased by approximately $3,000 during the three months ended October 31, 2017 as compared to the comparable prior period due to increased number of wire transfers and bank maintenance fees.

Dues, subscription and license increased by approximately $2,800 during the three months ended October 31, 2017 as compared to the comparable prior period due to joining the San Diego Chamber of Commerce.

These increases were offset by decreases in certain expenses:

Depreciation decreased approximately $5,000 during the three months ended October 31, 2017 as compared to the comparable prior period due to the reduced number of rental properties in the current quarter as compared to comparable prior period.

Salary expense, office salary, housing allowance and related benefits and payroll taxes decreased approximately $39,000 during the three months ended October 31, 2017 as compared to the comparable prior period due to the termination of an office manager the second quarter of fiscal 2017 and a reduction in office staff in the current quarter as compared to the comparable prior period.

Travel expense decreased approximately $8,150 during the three months ended October 31, 2017 as compared to the comparable prior period due to reduced travel due to budgetary constraints.

Professional fees increased approximately $170 for the three months ended October 31, 2017 as compared to the comparable prior period mainly due to an increase in accounting, financial consulting and compliance fees, offset by decrease in legal services.

Interest expense, net increased approximately $657,000 for the three months ended October 31, 2017 as compared to the comparable prior period mainly due to the increase in amortization of debt discounts, prepayment penalties and interest recognized in connection with convertible notes in the current quarter of fiscal 2017 as compared to the comparable prior three month period.

Derivatives gain increased to approximately $514,000 for the three months ended October 31, 2017 as compared to a $17,000 for the comparable prior period due to the fair value adjustments in connection with the convertible notes and common stock warrants in the current three month period.

Six months Ended October 31, 2017 Compared to Six Months Ended October 31, 2016

During the six months ended October 31, 2017, we incurred a net loss of approximately $469,000 compared to a net loss of approximately $681,000 for the six months ended October 31, 2016. Revenue decreased approximately $23,000 in the six months ended October 31, 2017 compared to the six months ended October 31, 2016.

Rental revenue decreased to approximately $31,000 as compared to $49,000 during the six months ended October 31, 2016. The Company received rental income on five properties during the six months ended October 31, 2017 as compared to seven in the comparable prior period.

Proceeds from the sale of properties decreased to $218,000 as compared to $228,000 during the six months ended October 31, 2016 and the corresponding cost of properties sold decreased to approximately $178,000 as compared to $186,000 in the six months ended October 31, 2016, resulting in a decrease in net gain from sale of properties to approximately $40,000 during the six months ended October 31, 2017 as compared to $42,000 during the six months ended October 31, 2016. The Company sold four property in the six months ended October 31, 2017 as compared to two in the comparable prior period.

Commission revenue decreased to $0 during the six months ended October 31, 2017 as compared to approximately $4,000 in 2016 as the Company received commissions on the sale of two properties in 2016. There were no such commissions earned during the six months ended October 31, 2017.There have been fluctuations in certain expenses in the six months ended October 31, 2017, as compared to the six months ended October 31, 2016.

General and administrative expenses increased approximately $8,000 for the six months ended October 31, 2017 as compared to the comparable prior period mainly due to the following changes:

There were increases in certain expenses:

●	Rental property costs increased approximately $26,000 for the six months ended October 31, 2017 as compared to the comparable prior period as a result of property insurance and taxes payments made on behalf of the land contract owners.

●	Commissions and Closing costs increased by approximately $23,000 during the six months ended October 31, 2017 as compared to the comparable prior period due to the selling of four properties as in the current period as compared to the sale of one property in the comparable prior period.

●	Investor Relations costs increased by approximately $31,000 during the six months ended October 31, 2017 as compared to the comparable prior period due to the increased activity of promoting the Company and retention of a investor relations consultant.

●	Office rent expense and office expense increased approximately $4,000 for the six months ended October 31, 2017 as compared to the comparable prior period due the Company’s new office space lease in San Diego and an increase in related office costs.

●	Office costs increased by approximately $8,000 during the six months ended October 31, 2017 as compared to the comparable prior period due to additional administrative office costs incurred by Procon to set up new offices.

●	Automobile expense increased by approximately $3,000 during the six months ended October 31, 2017 as compared to the comparable prior period due to increased cost of insurance.

●	Bank charges increased by approximately $3,000 during the three months ended October 31, 2017 as compared to the comparable prior period due to increased number of wire transfers and bank maintenance fees.

●	Dues, subscription and license increased by approximately $2,000 during the three months ended October 31, 2017 as compared to the comparable prior period due to joining the San Diego Chamber of Commerce.

●	Moving expense increased by approximately $1,700 during the six months ended October 31, 2017 as compared to the comparable prior period due costs incurred in moving the office to San Diego in the current period.

●	Expense related to ProCon increased by approximately $15,000 during the six months ended October 31, 2017 as compared to the comparable prior period due costs incurred in opening an office in Ensenada and staff retention.

These increases were offset by decreases in certain expenses:

●	Depreciation expense decreased approximately $7,900 for the six months ended October 31, 2017 as compared to the comparable prior period as a result the reduced number of rental properties in the current quarter as compared to the comparable prior period.

●	Salary expense, office salary and related benefits and payroll taxes decreased approximately $68,000 during the six months ended October 31, 2017 as compared to the comparable prior period due to the termination of an office manager the second quarter of fiscal 2017 and a reduction in office staff in the current quarter as compared to the comparable prior period.

●	Travel expense decreased approximately $9,000 during the six months ended October 31, 2017 as compared to the comparable prior period due to reduced travel due to budgetary constraints.

●	Miscellaneous expense decreased approximately $23,800 for six months ended October 31, 2017 as compared to the comparable prior period due to the full vesting of the remainder of restricted stock units during the current period.

Professional fees increased approximately $18,000 for the six months ended October 31, 2017 as compared to the comparable prior period mainly due to:

●	Audit and accounting fees increased approximately $9,000 in the six month period ended October 31, 2017 as compared to the prior comparable quarter due to additional work needed to properly account for derivative financial instruments and the valuation of such instruments.

●	Professional fees increased approximately $3,000 in the six month period ended October 31, 2017 as compared to the prior comparable quarter due to retaining a SEC edgarizing firm.

●	An increase in fees paid in the amount of approximately $24,000 to consultants for valuation and accounting services.

●	A decrease in legal fees paid in the amount of approximately $18,000 in the six month period ended October 31, 2017 as a result of less S-1 filing expenses incurred and decreased legal resources required.

Interest expense, net increased approximately $725,000 for the six months ended October 31, 2017 as compared to the comparable prior period mainly due to the increase in amortization of debt discounts, prepayment penalties and interest recognized in connection with convertible notes party in the current six months of fiscal 2017 as compared to the comparable prior six month period.

Loss on settlement of liabilities, Series A decreased to $0 for the six months ended October 31, 2017 as compared to approximately $428,000 for the comparable prior period due to the issuance of Series A preferred stock in settlement of the note payable to EIG resulting in a loss in the amount of approximately $389,000 and in settlement of the advance due EIG resulting in a loss in the amount of approximately $39,000 in the six months ended October 31, 2016.

Gain on settlement of liabilities, Series B decreased to $0 for the six months ended October 31, 2017 as compared to approximately $11,000 for the comparable prior period due to the issuance of Series B preferred stock in settlement of the note payable due AMREFA.

Loss on settlement of liabilities, common stock increased to approximately $45,000 for the six months ended October 31, 2017 as compared to $0 for the comparable prior period due to the partial payoff of a convertible note payable.

Gain on the change in fair value of derivative liabilities increased to approximately $629,000 for the six months ended October 31, 2017 as compared to a $17,000 for the comparable prior period due to the fair value adjustments in connection with the convertible notes and common stock warrants in the current six month period.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2017, we had total assets of approximately $2,395,000 compared to total assets of approximately $2,200,000 at October 31, 2017. The decrease in total assets was primarily due to: Rental property which decreased approximately $273,000 due the sale of four properties in the six-month period ended October 31, 2017 and a decrease in cash of approximately$264,000 in the six month period ended October 31, 2017.

These decreases in assets were partially offset by increases in: Notes Receivable Land Contract which increased approximately $70,000 due to the Company’s issuance of land contracts to the buyers of the two properties sold in the six-month period ended October 31, 2017, Note Receivable- Related Party increased $222,000 as a result of the Company’s additional loan to Contel, net of repayments of $50,000. Accounts receivable increased approximately $33,000 mainly as a result of rental property rent due from tenants as of October 31, 2017 and Procon’s accounts receivable increase and Other assets increased approximately $13,000.

Cash decreased to approximately $25,000 for the period ended October 31, 2017, compared to cash of $289,000 at April 30, 2017. Cash used in operating activities was approximately $494,000 for the period ended October 31, 2017, as compared with cash used in operating activities of approximately $248,000 in the comparable period in fiscal 2016.

At October 31, 2017, we had stockholders’ deficit of approximately $321,000 as compared to a deficit of approximately $200,000 at April 30, 2017.

Credit Line

During the six months ended October 2017, the Company’s President entered into three unsecured 5% Promissory Note (“Credit Line 4”) whereby the Company may borrowed a total of $115,070 with interest at a rate of five (5%) percent per annum, which is payable on July 19, 2018.

On July 19, 2017 the Company signed a one year unsecured 5% Promissory Note (“Credit Line 3”) whereby the Company may borrow from Jan Telander, its CEO, up to $250,000 with interest at a rate of five (5%) percent per annum due on July 19, 2018. As of October 31, 2017 the Company borrowed $250,000 under Credit Line 3.

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

On August 2, 2016, the Company signed a 5% Promissory Note with Mr. Telander, for a credit line of up to $250,000. The Note is non-convertible and is to be repaid within one year. Mr. Telander completed the full amount of the advances under the Note as of February 21, 2017 and we have issued to Mr. Telander, in accordance with the terms of this credit line financing, a five-year common stock purchase warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.05 per share, will be issued as are made.

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

Convertible Note Financings

Hoppel Convertible Notes

On September 13, 2016, the Company issued a 7% convertible promissory note (“Hoppel Convertible Note #1”) in the principal amount of $105,000, due March 13, 2017.

On March 16, 2017 Hoppel Convertible Note 1 was paid in full.

On January 20, 2017, the Company issued a 7% convertible promissory note (“Hoppel Convertible Note #2) in the principal amount of $105,000, due July 20, 2017, convertible in the event of an event of default.

Hoppel Convertible Note #2 was paid through a combination of cash and a series of conversion into common stock.

The total amount due under the Hoppel Convertible Note #2 was $130,832, comprised of the face amount of the note of $105,000, interest of $7,350, penalty of $5,000 and a prepayment premium of $13,482.

Cash payments totaled $89,880 and $40,952 from conversions into common stock. The number of shares as a result of the conversion was 6,700,381.

Power Up Lending Group Ltd

On February 21, 2017, the Company issued a convertible note (Power Up Lending #1) in the amount of $103,500, bearing interest at the rate of 12% per annum, and due November 30, 2017.

This note was paid through a combination of cash and a series of conversion into common stock. The total amount due was $122,135, comprised of the face amount of the note of $103,500, interest of $6,370, and a prepayment premium of $12,265.

This note was fully paid through a cash payment of $61,989 and $60,146 from conversions into common stock. The number of shares as a result of the conversion was 8,534,554.

On May 15, 2017, the Company issued to Power Up Lending Group Ltd. a 12% Fixed Rate Convertible Promissory Note (Power Up Lending) in the principal amount of $46,500 due on February 15, 2018. The conversion price shall equal 58% multiplied by the average of the lowest two (2) Trading Prices for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

This note was paid by a cash payment of $61,488 on November 7, 2017. The total amount due was $61,488, comprised of the face amount of the note of $46,500, interest of $2,816, and a prepayment premium of $12,172.

On August 25, 2017, the Company issued a 12% Promissory Note in the principal amount of $78,000 to Power Up Lending Group Ltd. This convertible note is due and payable on May 30, 2018. The Holder shall have the right from time to time, at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock.

On November 8, 2017, the Company issued a 12% Convertible Promissory Note, in the principal amount of $51,500. The Note is due August 15, 2018. The Holder has the right from time to time, at any time during the period beginning on the date which is 180 days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock.

Bellridge Capital, LP

On March 15, 2017, the Company issued a $5,000 Original Issue Discount 10% Convertible Debenture in the principal amount of $105,000, due March 15, 2018.

This note was paid by a cash payment of $105,000 and $32,811 on September 12 and September 21, 2017, respectively. The total amount due was $137,811, comprised of the face amount of the note of $105,000, interest of $5,510, and a prepayment premium of $27,301.

Tangiers Global, LLC

On March 21, 2017, the Company issued a 7% Fixed Convertible Promissory Note in the principal amount of $105,000 due September 21, 2018.

This note was paid by a cash payment of $140,438 on October 19, 2017, respectively. The total amount due was $140,438, comprised of the face amount of the note of $105,000, interest of $7,350, and a prepayment premium of $28,088.

On October 17, 2017, the Company issued a 12% Convertible Promissory Note in the principal amount of $306,804 to Tangiers Global, LLC. The Note is due July 13, 2018. The Holder has the right from time to time, at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock.

Silo Equity Partners Venture Fund, LLC

On March 22, 2017, the Company issued a 7% Fixed Convertible Promissory Note in the principal amount of $100,000 due September 22, 2017

This note was paid by a cash payment of $30,000, $100,000 and $397 on September 22, October 5 and October 6, 2017, respectively. The total amount due was $130,397, comprised of the face amount of the note of $100,000, interest of $4,341, and a prepayment premium of $26,056.

JSJ Investments, Inc.

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

Vista Capital Investments LLC

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

BlueHawk Capital, LLC

On November 29, 2017, the Company issued a 12% Convertible Promissory Note, in the principal amount of $51,500. The Note is due August 20, 2018. The Holder has the right from time to time, at any time during the period beginning on the date which is 180 days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock.

Auctus Fund, LLC

On December 4, 2017, the Company issued a 12% Convertible Promissory Note, in the principal amount of $110,875 to Auctus Fund, LLC. The Note is due August 29, 2018. The Holder has the right from time to time, at any time during the period beginning on the date which is 180 days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock.

In May 2017, the non-interest bearing Mortgage Note to AMREFA in the amount of $200,000 was paid in full upon the sale of the Kinsel Street Property. See Note 9.

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

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

November 2, 2017	4,502,252 shares of common stock.	Private Investor.	NA	$50,000/NA
November 8, 2017	5,050,505 shares of common stock.	Private Investor.	NA	$50,000/NA
November 27, 2017	2,543,860 shares of common stock.	A Director of the Company.	NA	$29,000/NA
November 10, 2017	Convertible Promissory Note, in the principal amount of $51,500 issued to Power Up Lending Group Ltd.	Private Investor.	NA	$51,500/NA
November 29, 2017	Convertible Promissory Note, in the principal amount of $65,000 issued to BlueHawk Capital, LLC	Private Investor.	NA	$65,000/NA
December 4, 2017	Convertible Promissory Note, in the principal amount of $110,850 issued to Auctus Fund, LLC.	Private Investor.	NA	$110,850/NA

(1) The issuances to lenders and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D or Regulation S promulgated by the SEC under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION.

Convertible Promissory Note Issued to Power Up Lending Group Ltd.

Effective on November 10, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Lender”), pursuant to which the Company sold the Lender a convertible note in the amount of $51,500, bearing interest at the rate of 12% per annum (the “Convertible Note”). The Company paid legal expenses of $1,500 at closing. The Convertible Note provides the Lender the right, at any time after 180 days from the Issue Date of the Convertible Note, to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at the Conversion Price equal to 58% multiplied by the Market Price, defined as the average of the lowest two (2) Trading Prices for the common stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Convertible Note is payable, along with interest thereon on August 15, 2018. In the event that any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.

The Company may repay the Convertible Note (prior to conversion), at 125% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period beginning on the Issue Date and ending 180 days following the Issue Date. After 180 days have elapsed from the Issue Date the Company has no right to prepay the Convertible Note.

The Note provides for customary events of default such as failing to timely make payments under the Note when due, unsatisfied judgments against the Company, failure to issue conversion shares in a timely manner and failure of the Company to comply with the reporting requirements of the Exchange Act. Upon the occurrence of an event of default, as described in the Convertible Note, the Note shall become immediately due and payable and the Company is required to pay to the Lender, in full satisfaction of its obligations hereunder, an amount equal to the greater of (i) 150% times (200% times in the case of a conversion failure) the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment (the “Mandatory Prepayment Date”) plus (y) Default Interest, if any, (the “Default Sum”) or (ii) the “parity value” of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of common stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the “Conversion Date” for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the common stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the “Default Amount”), and the Lender shall be entitled to exercise all other rights and remedies available at law or in equity. If the Company fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Lender shall have the right at any time, to require the Company, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of common stock of the Company equal to the Default Amount divided by the Conversion Price then in effect.

Convertible Note issued to BlueHawk Capital, LLC

The Company issued on November 29, 2017, a 12% Fixed Convertible Promissory Note (the “Note”) in the principal amount of $65,000 due August 20, 2018 to BlueHawk Capital, LLC (sometimes referred to as the “Holder”). In the Event of Default under this Note, additional interest will accrue from the date of the Event of Default at the rate equal to 24% per annum. The Company paid a transaction expense amount of $2,000 to the Holder in connection with the funding of the Note. The Note is convertible at any time after 180 days from date of the funding of the Note (the “Effective Date”) at a conversion price equal to 55% multiplied by the Market Price, defined as the lowest Trading Price (as defined in the Note) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Note may be prepaid by the Company in full, according to with prepayment percentages ranging from 115% to 125%. After 180 days from the Effective Date the Note may not be prepaid without written consent from Holder. If the Note is in default, the Company may not prepay the Note without written consent of the Holder. The Note provides the Holder with limited “most favored nation” and “piggy-back” registration rights.

Under the Note, events of default include customary events of default for this type of financing, including default in payment of any amount due under the Note, failure to issue shares of Common Stock upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of the Note, breach of any material covenant or other material term or condition contained in the Note, bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors, failure to maintain the listing of the Common Stock, failure to file annual and quarterly reports as required by the Exchange Act. Upon the occurrence and during the continuation of any Event of Default the Note shall become immediately due and payable and the Borrower shall pay to the Holder, 150% (200% in the case of a conversion default) times the sum of all amounts due under the Note, or at the option of the Holder the highest number of shares of Common Stock issuable upon conversion of the Default Sum using the Trading Day immediately preceding the Mandatory Prepayment Date as the “Conversion Date” for purposes of determining the lowest applicable Conversion Price. If there is a failure to make required Exchange Act filings, the Company’s common stock is delisted or the bid price, and such event continues until the six (6) month anniversary of the Note, then the principal amount of the Note shall increase by Fifteen Thousand and No/100 United States Dollars ($15,000) and the Holder would be entitled to use the lowest Trading Price during the delinquency period as a base price for the conversion with the Conversion Price redefined to mean forty percent (40%) multiplied by the Market Price. If the Company fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time to require the Company to immediately issue, in lieu of the Default Amount, the number of shares of common stock equal to the Default Amount divided by the Conversion Price then in effect.

Convertible Note Issued to Auctus Fund, LLC

The Company on December 4, 2017, issued a 12% Fixed Convertible Promissory Note (the “Note”) in the principal amount of $110,875 due August 29, 2018 to Auctus Fund, LLC (sometimes referred to as the “Holder”). In the Event of Default under this Note, additional interest will accrue from the date of the Event of Default at the rate equal to 24% per annum. The Company paid a transaction expense amount of $2,000 to the Holder in connection with the funding of the Note. The Note is convertible at any time after 180 days from date of the funding of the Note (the “Effective Date”) at a conversion price equal to 55% multiplied by the Market Price, defined as the lowest Trading Price (as defined in the Note) for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Note may be prepaid by the Company in full, according to with prepayment percentages ranging from 115% to 125%. After 180 days from the Effective Date the Note may not be prepaid without written consent from Holder. If the Note is in default, the Company may not prepay the Note without written consent of the Holder.

After 180 days from the Effective Date the Note may not be prepaid without written consent from Holder, which consent may be withheld, delayed or denied in Holder’s sole and absolute discretion. If the Note is in default, the Company may not prepay the Note without written consent of the Holder.

Under the Note, events of default include customary events of default for this type of financing, including default in payment of any amount due under the Note, failure to issue shares of Common Stock upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of the Note, breach of any material covenant or other material term or condition contained in the Note, bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors, failure to maintain the listing of the Common Stock, failure to file annual and quarterly reports as required by the Exchange Act. Upon the occurrence and during the continuation of any Event of Default the Note shall become immediately due and payable and the Borrower shall pay to the Holder, 150% (200% in the case of a conversion default) times the sum of all amounts due under the Note, or at the option of the Holder the highest number of shares of Common Stock issuable upon conversion of the Default Sum using the Trading Day immediately preceding the Mandatory Prepayment Date as the “Conversion Date” for purposes of determining the lowest applicable Conversion Price. If there is a failure to make required Exchange Act filings, the Company’s common stock is delisted or the bid price, and such event continues until the six (6) month anniversary of the Note, then the principal amount of the Note shall increase by Fifteen Thousand and No/100 United States Dollars ($15,000) and the Holder would be entitled to use the lowest Trading Price during the delinquency period as a base price for the conversion with the Conversion Price redefined to mean forty percent (40%) multiplied by the Market Price. If the Company fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time to require the Company to immediately issue, in lieu of the Default Amount, the number of shares of common stock equal to the Default Amount divided by the Conversion Price then in effect.

The foregoing description of the Convertible NoteS aND SECURITY PURCHASE AGREMENTS does not purport to be complete and is qualified in its entirety by reference to the FORMS OF THE RESPECTIVE Convertible Note AND SECURITY PURCHASE AGREEMENTS, WHICH ARE FILED AS ExhibitS 10.59 THROUGH 10.64 to this Current Report on Form 8-K and ARE incorporated herein by reference. DEFINED TERMS USED IN THE DESCRIPTIONS IN THIS CURRENT REPORT SHALL HAVE THE MEANINGS PROVIDED IN THE RESPECTIVE convertible noteS AND SECURITY PURCHASE AGREEMENTS, UNLESS SPECIFICALLY DEFINED ABOVE IN THIS REPORT.

ITEM 6.	EXHIBITS.

10.59	Convertible Promissory Note dated November 8, 2017, issued to Power Up Lending Group Ltd.

10.60	Securities Purchase Agreement, dated November 8, 2017, between the Company and Power Up Lending Group Ltd.

10.61	Convertible Promissory Note dated November 24, 2017, issued to Blue Hawk Capital, LLC.

10.62	Securities Purchase Agreement, dated November 24, 2017, between the Company and Blue Hawk Capital, LLC.

10.63	Convertible Promissory Note dated November 29, 2017, issued to Auctus Fund, LLC.

10.64	Securities Purchase Agreement, dated November 29, 2017, between the Company and Auctus Fund, LLC.

31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith
**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

PROGREEN US, INC.

Dated: December 20, 2017	BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

EXHIBIT INDEX

ITEM 6.	EXHIBITS.

10.59	Convertible Promissory Note dated November 8, 2017, issued to Power Up Lending Group Ltd.

10.60	Securities Purchase Agreement, dated November 8, 2017, between the Company and Power Up Lending Group Ltd.

10.61	Convertible Promissory Note dated November 24, 2017, issued to Blue Hawk Capital, LLC.

10.62	Securities Purchase Agreement, dated November 24, 2017, between the Company and Blue Hawk Capital, LLC.

10.63	Convertible Promissory Note dated November 29, 2017, issued to Actus Fund, LLC.

10.64	Securities Purchase Agreement, dated November 29, 2017, between the Company and Actus Fund, LLC.

31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith
**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

