Form 10-Q
period 2018-01-31
Progreen US, Inc.
filed 2018-03-26
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: January 31, 2018

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of March 19, 2018 was 412,384,316 shares.

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

The results of operations for the three and nine months ended January 31, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen US, Inc.

Condensed Consolidated Balance Sheets

	January 31, 2018	April 30, 2017
	(Unaudited)
Assets
Rental property, net accumulated depreciation of $17,936 and $32,431	$239,403	$732,023
Land under development	500,000	500,000
Property	739,403	1,232,023
Cash	139,700	289,095
Accounts receivable, net of allowance of $7,395 and $7,395	53,498	15,957
Notes receivable - land contracts, net of allowance of $4,800 and $4,800	225,094	158,153
Other assets	25,799	5,956
Note receivable - related party	942,500	690,500
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $46,614 and $44,301	3,762	3,091
Total assets	$2,129,756	$2,394,775

Liabilities and Stockholders' Deficit
Accounts payable and accrued expenses	$119,401	$117,068
Obligations under capital lease	-	3,373
Reservation and tenant deposits	45,822	21,313
Notes payable	33,512	214,106
Note payable, related parties, net of discount of $3,921 and $58,005, respectively	911,234	396,995
Note payable - Ann Arbor	170,266	450,258
Derivative liabilities	570,608	361,742
Convertible debentures, net of discount of $26,386 and $65,184, respectively	648,793	566,316
Dividend payable	85,461	13,767
Liability under land contract – Related Party	450,000	450,000
Total liabilities	3,035,097	2,594,938

Stockholders' deficit
Convertible preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 967,031 and 967,031 shares issued and outstanding, at January 31, 2018 and April 30, 2017	97	97
Convertible preferred stock, Series B $.0001 par value, 8,534,625 shares authorized, 8,534,625 and 8,534,625 shares issued and outstanding at January 31, 2018 and April 30, 2017	853	853
Common stock, $.0001 par value, 950,000,000 shares authorized, 398,835,129 and 349,811,110 outstanding
at January 31, 2018 and April 30, 2017	39,883	34,981
Additional paid in capital	6,368,792	6,379,564
Accumulated other comprehensive income	(3,468)	2,357
Accumulated deficit	(7,282,825)	(6,617,353)
Total controlling interest	(876,668)	(199,501)
Noncontrolling interest in consolidated subsidiary	(28,673)	(662)
Total stockholders' deficit	(905,341)	(200,163)
Total liabilities and stockholders' deficit	$2,129,756	$2,394,775

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen US, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Revenues:

Rental revenue	$13,088	$23,595	$44,138	$72,200
Net gain from sale of properties	(24,719)	18,650	15,186	60,253
Commission revenue	-	-	-	3,570
Other income	-	280	-	330
Total Revenue	$(11,631)	$42,525	$59,324	$136,353
Expenses:
Selling, general & administrative	87,856	111,242	283,249	298,714
Bad debt expense (recovery)	-	(2,235)		(2,235)
Professional fees	99,053	30,763	249,343	163,038
Total operating expenses	$186,909	$139,770	$532,592	$459,517

Operating loss	(198,540)	(97,245)	(473,268)	(323,164)
Other expenses and income:
Interest expense, net	(131,737)	(100,513)	(910,716)	(154,934)
Loss on settlement of liabilities, convertible preferred stock, Series A	-	-	-	(428,105)
Gain on settlement of liabilities, redeemable, convertible preferred stock, Series B	-	-	-	10,803
Loss on settlement of liabilities, common stock	-	-	(44,659)	-
Gain on change in fair value of derivative liabilities	177,929	(40,958)	806,854	(24,298)
Loss before income tax expense	$(152,348)	$(238,716)	$(621,789)	$(919,698)
Net Loss	$(152,348)	$(238,716)	$(621,789)	$(919,698)
Less: Net loss attributable to noncontrolling interest	$(20,768)	$-	$(28,011)	$-
Net Loss attributable to parent	$(131,580)	$(238,716)	$(593,778)	$(919,698)
Dividend on redeemable, convertible preferred stock, Series B	$23,898	$-	$71,694	$-
Net loss attributed to parent common shareholder	$(155,478)	$(238,716)	$(665,472)	$(919,698)
Other comprehensive loss
Change in foreign currency translation adjustments	$16,737	$-	$(5,825)	$-
Other comprehensive income	16,737	-	(5,825)	-
Comprehensive net loss	$(138,741)	$(238,716)	$(671,297)	$(919,698)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and fully diluted	386,464,585	348,995,827	366,594,324	344,438,511

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ProGreen US, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	January 31,
	2018	2017
Cash used in operating activities
Net loss	$(621,789)	$(919,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	1,000	5,626
Depreciation	15,720	29,244
Bad debt expense (recovery)	-	(2,235)
Gain on sale of rental properties	(15,186)	(60,253)
Gain on change in fair value of derivative liabilities	(806,854)	24,298
Loss on settlement of liabilities	44,659	-
Gain on settlement of liabilities, Series B	-	(10,803)
Loss on settlement of liabilities, Series A	-	428,105
Amortization of debt discount	637,006	113,056
Changes in operating assets and liabilities:
Other receivables-related party	-	(66)
Accounts receivable	(37,541)	(5,981)
Prepaid expense	-	(2,090)
Deposits	-	(4,275)
Accounts payable and accrued expenses	9,384	3,576
Reservation and tenant deposits	24,509	-
Other current assets	(19,843)	-
Cash used in operating activities	(768,935)	(401,496)

Cash provided by (used in) investing activities
Purchase of office equipment	(2,984)	-
Proceeds from sale of properties	423,000	99,000
Proceeds from notes receivable-land contracts	4,458	1,335
Purchase of land	-	(12,000)
Loan for note receivable - related party	(302,000)	(215,500)
Loan repayment by related party	50,000	-
Cash provided by (used in) investing activities	172,474	(127,165)

Cash provided by financing activities
Proceeds from convertible preferred stock, Series A issued for cash from related party	-	100,000
Proceeds from advances from related party	-	194,000
Proceeds from the sale of common stock	399,602	-
Proceeds from notes payable - related party	480,155	-
Proceeds from notes payable	49,000	-
Repayment of notes payable	(510,267)	-
Repayment of notes payable related party	(20,000)	-
Proceeds from convertible debentures	886,938	220,000
Repayment of convertible debentures	(829,164)	(22,000)
Payments on line of credit	-	(35,941)
Dividend paid by cash	-	(47,425)
Decrease in obligations under capital leases	(3,373)	(5,925)
Cash provided by financing activities	452,891	402,709
Effect of foreign exchange on cash	(5,825)	-
Net change in cash	(149,395)	(125,952)

Cash at beginning of period	289,095	189,942
Cash at end of period	$139,700	$63,990
Supplemental information:
Cash paid for interest	$251,389	$27,170

Noncash investing and financing transactions:
Convertible preferred stock, Series A issued in settlement of liabilities	$-	$683,613
Convertible preferred stock, Series A issued for subscription receivable	$-	$200,000
Redeemable, convertible preferred stock, Series B issued in settlement of liabilities	$-	$1,246,614
Reclassification of equity to derivative liability due to tainting	$151,166	$83,302
Reclassification of derivative liability to equity due to conversion	$374,354	$-
Accretion of redeemable, convertible preferred stock, Series B	$-	$44,548
Dividend declared not paid, redeemable, convertible preferred stock, Series B	$71,694	$39,505
Stock issued under previous subscription agreement	$-	$977
Discount on derivatives	$490,371	$208,995
Conversion of debt and accrued interest into common stock	$101,098	$19,955
Deferred gain on sale of rental properties	$52,601	$-
Note receivable - land contracts issued for sale of properties	$124,000	$206,000
Land purchased under land contract - related party	$-	$488,000
Accrued interest rolled into principal	$681	$-
Derivative liability due to true up feature of common shares issued	$748,537	$-
Stock issued in settlement of accrued interest	-	$50,700

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended January 31, 2018, are not necessarily indicative of the results that may be expected for the year ending April 30, 2018.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to U.S.GAAP and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the nine months ended January 31, 2018, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended January 31, 2018, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will continue to incur costs that are necessary for it to remain an active public company. In the current fiscal year, the Company used approximately $769,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year. As of January 31, 2018, the Company has approximately $140,000 in cash.

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

The potentially dilutive effects of 14,000,000 common shares and 7,940,000 warrants were not considered in the calculation of EPS as the effect would be anti-dilutive on January 31, 2018 and 2017.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the conversion prices in effect, the potentially dilutive effects of 0 and 28,760,557 due to convertible debt were not considered in the calculation of EPS as the effect would be anti-dilutive on January 31, 2018 and 2017, respectively.

Based on the conversion prices in effect, the potentially dilutive effects of 293,039,697 due to convertible preferred stock series A were not considered in the calculation of EPS as the effect would be anti-dilutive on January 31, 2018 and 2017.

Based on the conversion prices in effect, the potentially dilutive effects of 59,756,142 due to convertible preferred stock series B were not considered in the calculation of EPS as the effect would be anti-dilutive on January 31, 2018 and 2017.

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

Note 2. Rental Properties and Property under Development

Rental properties totaled $239,403 and $732,023 as of January 31, 2018 and April 30, 2017, respectively. The Company owned three and ten rental properties as of January 31, 2018 and April 30, 2017, respectively. The Company held no properties under development as of January 31, 2018 and April 30, 2017

Depreciation expense for the Company’s rental properties for the nine month periods ended January 31, 2018 and 2017 totaled $13,407 and $22,841, respectively.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Land under Development and Liability under Land Contract-Related Party

The Company held land under development in the amount of $500,000 as of January 31, 2018 and April 30, 2017.

During the year ended April 30, 2017, the Company through its subsidiary Procon, purchased the first tract of land for residential real estate development. The purchased land was formerly owned by a relative of Contel’s majority shareholder.

Under the terms of the definitive purchase agreement, the Company has recorded land at cost in the amount of $500,000, paid $50,000 of the purchase price and recorded a secured liability under land contract for the balance due in the amount of $450,000 as of January 31, 2018 and April 30, 2017. No interest is due under the terms of the definitive purchase agreement. As of January 31, 2018 payments are due as follows:

Year Ending	April 30 ,
2018	$50,000
2019	100,000
2020	100,000
2021	100,000
2022	100,000
$450,000

Note 4. Accounts Receivable

Accounts receivable totaled $60,893 and $23,352 at January 31, 2018 and April 30, 2017, respectively and is comprised of amounts rent due from tenants in the amount of $45,845 and $12,245 at January 31, 2018 and April 30, 2017, respectively, other receivables in the amount of $1,800 and $0 at January 31, 2018 and April 30, 2017 respectively and Procon’s accounts receivable in the amount of $13,248 and $11,107 at January 31, 2018 and April 30, 2017, respectively.

During the year ended April 30, 2017, management determined the rent due from one tenant may not be collectible and an allowance for uncollectible accounts receivable was established in the amount of $7,395, resulting in net accounts receivable of $53,498 and $15,957 at January 31, 2018 and April 30, 2017, respectively. There was no bad debt expense recognized in the nine month periods ended January 31, 2018 and 2017.

Note 5. Notes Receivable - Land Contracts and Gain on Sale of Properties and Property under Development

On January 8, 2018 the Company sold one of its rental properties located at 7648 Woodview with a selling price of $83,000. The entire $83,000 was received in cash (net of costs totaled $75,995) in the nine months ended January 31, 2018 and the Company recognized a loss on the sale of this property in the amount of $15,868.

On December 12, 2017 the Company sold one of its rental properties located at 27971 Rollcrest Road with a selling price of $75,000. The entire $75,000 was received in cash (net of costs totaled $69,824) in the nine months ended January 31, 2018 and the Company recognized a gain on the sale of this property in the amount of $6,785

On December 8, 2017 the Company sold one of its rental properties located at 25825 Lahser Road with a selling price of $34,000. The entire $34,000 was received in cash (net of costs totaled $30,084) in the nine months ended January 31, 2018 and the Company recognized a loss on the sale of this property in the amount of $15,636.

On July 12, 2017 the Company sold one of its rental properties located at 20351 Lacrosse with a selling price of $126,000. The entire $126,000 was received in cash (net of costs totaled $113,617) in the nine months ended January 31, 2018 and the Company recognized a gain on the sale of this property in the amount of $30,339.

On June 16, 2017 the Company sold one of its rental properties located at 26005 Franklin Pointe-with a selling price of $92,000. The entire $92,000 was received in cash (net of costs totaled $82,597) in the nine months ended January 31, 2018 and the Company recognized a gain on the sale of this property in the amount of $9,566.

On May 23, 2017 the Company sold one of its rental properties located at 20210 Westover with a selling price of $45,000.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company received a deposit of $5,000 and issued a secured Land Contract to the buyer, for the balance owed in the amount of $40,000, to be paid in monthly installments, including principal and interest, beginning August 1, 2017 through May 20, 2020. The Land Contract bears interest at 8% per annum. In the nine months ended January 31, 2018 the Company recognized a deferred gain on the sale of this property in the amount of $18,822 which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $38,971 and $0 plus accrued interest in the amount of $18 and $0 as of January 31, 2018 and April 30, 2017, respectively. At January 31, 2018 and April 30 2017 the deferred profit on the sale of this property totaled $18,822 and $0 respectively.

On May 23, 2017 the Company sold one of its rental properties located at 2100 Westover with a selling price of $92,000. The Company received a deposit of $8,000 and issued a secured Land Contract to the buyer, for the balance owed in the amount of $84,000, to be paid in monthly installments, including principal and interest, beginning June 1, 2017 through May 10, 2020. The Land Contract bears interest at 9% per annum. In the nine months ended January 31, 2018 the Company recognized a deferred gain on the sale of this property in the amount of $33,779 which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $84,000 and $0 plus accrued interest in the amount of $4,189 and $0 as of January 31, 2018 and April 30, 2017, respectively. At January 31, 2018 and April 30 2017 the deferred profit on the sale of this property totaled $33,779 and $0 respectively.

On June 25, 2016 the Company sold a second one of its rental properties located at 21421 Greenview Avenue with a selling price of $109,000. The Company received a deposit of $12,000 and issued a secured Land Contract to the buyer, for the balance owed in the amount of $97,000, to be paid in monthly installments, including principal and interest, beginning August 1, 2016 through June 30, 2019. The Land Contract bears interest at 9% per annum. In the nine months ended January 31, 2018 and 2017 the Company recognized a gain on the sale of this property in the amount of $0 and $96 which is offset against the receivable balance on the face of the balance sheet. The balance due under this Land Contract totaled $93,285 and $ 96,276 plus accrued interest in the amount of $2 and $1,567 as of January 31, 2018 and April 30, 2017, respectively. At January 31, 2018 and April 30 2017 the deferred profit on the sale of this property totaled $96 and $96, respectively.

On May 20, 2016 the Company sold one of its rental properties located at 23270 Helen Street, with a selling price of $119,000. The Company received a deposit of $10,000 and issued a secured Land Contract to the buyer, for the balance owed in the amount of $109,000 to be paid in monthly installments, including principal and interest, beginning June 1, 2016 through June 1, 2019. The Land Contract bears interest at 9% per annum. In the nine months ended January 31, 2018 and 2017 the Company recognized a deferred gain on the sale of this property in the amount of $0 and $41,507 which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $107,842 and $108,280 plus accrued interest in the amount of $6,167 and $1,655 as of January 31, 2018 and April 30, 2017, respectively. At January 31, 2018 and April 30, 2017 the deferred profit on the sale of this property totaled $41,507 and $41,507, respectively.

During the year ended April 30, 2017, management determined the amounts due under the secured land contracts may not be collectible in full and an allowance for uncollectible accounts was established in the amount of $4,800 for the portion management determined may not be collectible based on payment history. Notes receivable - land contracts, net of allowance total $225,094 and $158,153 at January 31, 2018 and April 30, 2017, respectively. There was no bad debt expense recognized in the nine months ended January 31, 2018 and 2017.

Note 6. Note Receivable - Related Party

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

During the nine months ended January 31, 2018 the Company contributed an additional $302,000 to and received repayments in the amount of $50,000, from Baja Joint Venture, which is accounted for as an investment. Note Receivable - Related Party totaled $942,500 and $690,500 as of January 31, 2018 and April 30, 2017, respectively.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Property and Equipment

Major classifications of property and equipment are summarized as follows:

	January 31, 2018	April 30, 2017
Vehicles	$40,902	$40,902
Furniture	6,548	3,564
Office equipment	2,926	2,926
Total vehicles, furniture and equipment	50,376	47,392
Less: accumulated depreciation	(46,614)	(44,301)
Net carrying amount	$3,762	$3,091

Depreciation expense for the nine months ended January 31, 2018 and 2017 totaled $2,313 and $6,403, respectively.

Note 8. Reservation Deposits

In connection with Procon’s planned development of a residential community to be known as Cielo Mar (see Notes 1 and 3), located in Bahia de El Rosario, El Rosario, Baja California, Mexico (the “Development Project”); Procon has collected deposits (“Reservation Deposit”) from Depositors to reserve development lots until the first execution phase of the development and a Definitive Purchase Agreement is executed at which time the Depositor may proceed with the purchase which will result in the Reservation Deposit’s conversion to a purchase deposit. The Depositor may decide not to proceed with the purchase and the Reservation Deposit will be returned, unless waived in the Reservation Request, less 10% for administrative charges.

During the nine month period ended January 31, 2018, the Company’s subsidiary Procon has collected deposits (“Reservation Deposit”) in the amount of $24,209. Reservation deposits totaled $36,709 and $12,500 at January 31, 2018 and April 30, 2017, respectively.

Note 9. Notes Payable

On August 22, 2017 the Company entered into an unsecured promissory note payable with an unrelated party, borrowing $10,000. The note is an unsecured and is due July 19, 2018. The promissory note has a onetime interest charge of 15% (in the amount of $1,500) plus accrued interest of 5% per annum. The Company recorded interest expense in connection with the promissory note in the amount of $1,721 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the promissory notes totaled $1,721 and $0 as of January 31, 2018 and April 30, 2017, respectively. The amount outstanding under the note payable totaled $10,000 and $0 at January 31, 2018 and April 30, 2017, respectively.

On August 22, 2017 the Company entered into an unsecured promissory note payable with an unrelated party, borrowing $9,000. The note is an unsecured and is due July 19, 2018. The promissory note has a onetime interest charge of 15% (in the amount of $1,350) plus accrued interest of 5% per annum. The Company recorded interest expense in connection with the promissory note in the amount of $1,548 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the promissory notes totaled $1,548 and $0 as of January 31, 2018 and April 30, 2017, respectively. The amount outstanding under the note payable totaled $9,000 and $0 at January 31, 2018 and April 30, 2017, respectively.

On August 22, 2017 the Company entered into an unsecured promissory note payable with an unrelated party, borrowing $30,000. The note is an unsecured and is due July 19, 2018. The promissory bears interest of 5% per annum. The Company recorded interest expense in connection with the promissory note in the amount of $703 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. On January 24, 2018, the Company paid off the note payable in full in the amount of $30,000 plus the $703 of accrued interest. Accrued interest due under the promissory notes totaled $0 and $0 as of January 31, 2018 and April 30, 2017, respectively.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amount outstanding under the note payable was $0 at January 31, 2018 and April 30, 2017.

During the nine month period ended January 31, 2018 the Company paid in full the note payable due to AMREFA in amount of $200,000. The note was non-interest bearing. The note payable due to AMREFA had a balance outstanding of $0 and $ 200,000 as of January 31, 2018 and April 30, 2017.

The amount due under the secured Southfield debt had a balance outstanding of $14,512 and $14,106 as of January 31, 2018 and April 30, 2017, respectively. In connection with the Southfield debt, during the nine month periods ended January 31, 2018 and 2017, the Company capitalized interest expense of $406 and $0 a respectively. Accrued interest totaled $105 and $301 at January 31, 2018 and April 30, 2017, respectively. The accrued interest of $406 was rolled into principal.

Note 10. Notes Payable, Related Parties

Promissory Notes

Credit Line 4

During the nine months ended January 31, 2018, the Company’s President entered into an unsecured 5% Promissory Note (“Credit Line 4”) whereby the Company borrowed a total of $185,155 with interest at a rate of five (5%) percent per annum, which is payable on July 19, 2018. During the nine months ended January 31, 2018 the Company repaid $20,000 of Credit Line 4. Notes payable related parties includes the amount due under these notes, with a balance outstanding of $165,155 and $0 as of January 31, 2018 and April 30, 2017, respectively. The Company recorded interest expense in connection with these notes in the amount of $2,940 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the Credit Line totaled $2,940 and $0 as of January 31, 2018 and April 30, 2017, respectively.

Credit Line 3

On July 19, 2017 the Company’s President entered into a one year unsecured 5% Promissory Note (“Credit Line 3”) whereby the Company may borrow up to $250,000 with interest at a rate of five (5%) percent per annum due on July 19, 2018. During the nine month period ended January 31, 2018 the Company borrowed $250,000 under Credit Line 3. Notes payable related parties includes the amount due under Credit Line 3 with a balance outstanding of $250,000 and $0 as of January 31, 2018 and April 30, 2017, respectively. The Company recorded interest expense in connection with Credit Line 3 in the amount of $7,107 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the Credit Line totaled $7,107 and $0 as of January 31, 2018 and April 30, 2017, respectively.

Credit Line 2

During the nine month period ended January 31, 2018, the Company borrowed the remaining $45,000 under the unsecured Credit Line 2. As a result of the derivatives calculation an additional discount of $7,590 was recorded in the nine month period ended January 31, 2018. Notes payable related parties includes the amount due under Credit Line 2, with a balance outstanding of $250,000 and $205,000, less the unamortized discount of $3,921 and $43,058 as of January 31, 2018 and April 30, 2017, respectively.

Amortization of the related discounts totaled $46,727 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. The Company recorded interest expense in connection with Credit Line 2 in the amount of $8,337 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the Credit Line totaled $9,918 and $1,581 as of January 31, 2018 and April 30, 2017, respectively.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Line 1

Notes payable related parties includes the amount due under the unsecured Credit Line 1 with a balance outstanding of $250,000 less the unamortized discount of $0 and $14,947 as of January 31, 2018 and April 30, 2017, respectively. Amortization of the related discount totaled $14,947 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. The Company recorded interest expense in connection with Credit Line 1 in the amount of $9,336 and $0 for the for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the Credit Line totaled $ 14,397 and $5,061 as of January 31, 2018 and April 30, 2017, respectively.

Warrants

In connection with Credit Line 1, the Company issued the President common stock purchase warrants. The number of warrant shares totals 2,500,000 as of January 31, 2018 and April 30, 2017. The warrants have a five year term. See Notes 12 and 13.

In connection with Credit Line 2, the Company issued the President common stock purchase warrants. The warrants entitle the President to purchase ten shares of common stock for each one ($1.00) dollar of total disbursements by the President to the Company, of up to 2,500,000 shares of common stock at an exercise price of $0.05. During the nine period ended January 31, 2018 the remaining 450,000 warrants were issued in three 150,000 increments between July 5, 2017 and July13, 2017, resulting in a total number of warrant shares of 2,500,000 and 2,050,000 as of January 31, 2018 and April 30, 2017. The warrants have a five year term. See Notes 12 and 13.

Note 11. Note Payable to Bank of Ann Arbor

The secured note payable had a balance outstanding of $170,266 and $450,258 as of January 31, 2018 and April 30, 2017, respectively and the Company recorded interest expense in connection with this note payable in the amount of $16,744 and $25,056 for the nine months ended January 31, 2018 and 2017, respectively. The change in the outstanding balance is attributable to payments of $280,267 and $275 accrued interest which was rolled into principal. Accrued interest due under the note payable totaled $934 and $1,953 as of January 31, 2018 and April 30, 2017, respectively.

Principal payment requirements on the notes payable to Bank of Bank Arbor are as follows:

2018	$8,302
2019	33,602
2020	35,659
2021	92,703
Thereafter	-
Total	$170,266

Note 12. Fair Value Measurement

The Company utilizes the accounting guidance for fair value measurements and discloses for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis during the reporting period.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company held certain financial instruments that are measured at fair value on a recurring basis. These consisted of convertible debt totaling $0 and $105,000 at January 31, 2018 and April 30, 2017 respectively, with a derivative liability totaling $0 (including 13,000,000 stock warrants) and $361,742 (including 10,550,000 stock warrants) at January 31, 2018 and April 30, 2017, respectively, which are categorized as Level 3. The Company also determined that the True-Up feature of the valuation dates of the subscription agreements represents an embedded derivative since the True-Up feature represents a variable number of shares upon each valuation date (See Note 15). The derivative liability on True-Up feature totaled $570,608 and $0 at January 31, 2018 and April 30, 2017, respectively, which are categorized as Level 3.

The related gain (loss) on change in fair value of derivatives totaled $806,854 and ($24,298) for the nine month periods ended January 31, 2018 and 2017, respectively.

See Notes 10, 13, 14 and 15.

Note 13 - Derivative Liabilities

During the nine month period ended January 31, 2018 the Company identified conversion features embedded within its convertible debt. See Note 14. The Company determined that the conversion feature of the convertible notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion.

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

As of January 31, 2018, there were no convertible debt which could convert into common stock. Also, as there are sufficient shares for conversion, the warrants were no longer considered derivative. Therefore, the derivative liability was released.

Under the terms of the Subscription Agreement (See Note 15) each Investor agrees to invest an amount for the purchase of shares in the Company, at a price per share equal to the average closing price of the Company’s common stock for the ten trading days prior to the date of closing (“Closing”) of the purchase by the Investor of the Shares (the “Purchase Price”), on the terms provided for herein. As of the date 180 days after the Closing (the “Initial Valuation Date”), if the Shares issued at the Closing, valued at a price per share equal to the average closing

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

price of the Company’s common stock for the ten trading days prior to the First Valuation Date (“First Valuation Date Price”) do not represent a minimum of 150% of the amount invested by the Investor at the Closing, the Company shall issue to the Investor within 10 business days additional shares of common stock equal to the shortfall in valuation (calculated using the First Valuation Day Price) at the Initial Valuation Date or, at the option of the Company, pay to the Investor within 10 business days the amount of such shortfall in cash.

As of the date 360 days after the Closing (the “Second Valuation Date”), if the Shares issued at the Closing, plus any additional shares of common stock issued to the Investor at the First Valuation Date, valued at a price per share equal to the average closing price of the Company’s common stock for the ten trading days prior to the Second Valuation Date (“Second Valuation Date Price”) do not represent a minimum of 200% of the amount invested by the Investor at the Closing, the Company shall issue to the Investor within 10 business days additional shares of common stock equal to the shortfall in valuation (calculated using the Second Valuation Date Price”) at the Second Valuation Date.

The Company determined that the True-Up feature of the valuation dates of the subscription agreements represents an embedded derivative since the True-Up feature represents a variable number of shares upon each valuation date.

The fair value of the embedded derivative liabilities on the subscription agreements were determined using the Black Scholes model with the assumptions in the table below.

The fair value of the Company’s derivative liabilities at January 31, 2018 is as follows:

April 30, 2017 Balance	$361,742
Discount on debt	490,371
Reclass from equity due to tainting	151,166
Reclass to equity due to conversions	(374,354)
Common Stock - true up features	748,537
Fair value mark to market adjustment	(806,854)
Derivative liabilities, balance	$570,608

The fair values at the commitment dates and remeasurement dates for the subscription agreements were treated as derivative liabilities are based upon the following estimates and assumptions made by management for the quarter ended January 31, 2018:

Stock Price	$.0095 - $.0165
Exercise Price	$.0149 - $.03
Risk free rate	1.29% - 1.89%
Volatility	100% - 127%
Term (Years)	.25 - .99

See Notes 10, 12, 14 and 15.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Financing Agreement and Convertible Debentures

BlueHawk Capital LLC Convertible Note

On November 24, 2017, the Company issued a 12% Convertible Promissory Note in the principal amount of $65,000 to BlueHawk Capital, LLC (“BlueHawk Convertible Note”). The Note is due August 20, 2018. The Holder has the right at any time during the period beginning on the date which is 180 days following the Issue Date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock. The conversion price is 55% of the lowest trading price for the common stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may prepay the amounts outstanding to the holder at any time up to the 180th day (the “Prepayment Date”) following the issue date of this note by making a payment to the note holder of an amount in cash equal i) if the redemption is prior to the 90th day this Note is in effect (including the 90th day), then for an amount equal to 115% of the unpaid principal and accrued interest of this Note; (ii) if the redemption is on the 91st day this Note is in effect, up to and including the 120th day this Note is in effect, then for an amount equal to 120% of the unpaid principal amount of this Note along with any accrued interest; (iii) if the redemption is on the 121st day this Note is in effect, up to and including the 180th day this Note is in effect, then for an amount equal to 125% of the unpaid principal amount of this Note along with any accrued interest. After the expiration of one hundred eighty (180) days following the date of the Note, the Company may not prepay the BlueHawk Convertible Note.

In connection with the BlueHawk Convertible Note the Company paid $5,000 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the nine month periods ended January 31, 2018 and 2017, the Company recognized interest expense in the amount of $1,264 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $3,736 and $0 at January 31, 2018 and April 30, 2017, respectively.

The Company recorded interest expense in connection with the BlueHawk Convertible Note in the amount of $1,454 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the Blue Hawk Convertible Note totaled $1,454 and $0 as of January 31, 2018 and April 30, 2017, respectively.

The principal balance of the BlueHawk Capital LLC Convertible Note was $65,000 and $0 at January 31, 2018 and April 30, 2017, respectively.

Auctus Fund LLC

On November 29, 2017, the Company issued a 12% Convertible Promissory Note, in the principal amount of $110,875 to Auctus Fund, LLC (“Auctus Convertible Note”). The Note is due August 29, 2018. The Holder has the right from time to time, at any time during the period beginning on the date which is six months following the Issue Date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock. The conversion price shall equal the lesser of (i) the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of the note and (ii) 55% of the lowest trading price for the common stock during the twenty-five trading day period ending on the latest complete trading day prior to the conversion date.

The Company may prepay the amounts outstanding to the holder at any time up to the 180th day (the “Prepayment Date”) following the issue date of this note by making a payment to the note holder of an amount in cash equal i) if the redemption is prior to the 90th day this Note is in effect (including the 90th day), then for an amount equal to 115% of the unpaid principal amount of this Note along with any interest that has accrued and unpaid during that period; (ii) if the redemption is on the 91st day this Note is in effect, up to and including the 180th day this Note is in effect, then for an amount equal to 125% of the unpaid principal amount of this Note along with any accrued and unpaid interest. After the expiration of one hundred eighty (180) days following the date of the Note, the Company may not prepay the Auctus Convertible Note.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Auctus Convertible Note the Company paid $10,875 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the nine month periods ended January 31, 2018 and 2017, the Company recognized interest expense in the amount of $2,510 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $8,365 and $0 at January 31, 2018 and April 30, 2017, respectively. The Company recorded interest expense in connection with the Auctus Convertible Note in the amount of $2,296 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the Auctus Convertible Note totaled $2,296 and $0 as of January 31, 2018 and April 30, 2017, respectively.

The principal balance of the Auctus Convertible Note was $110,875 and $0 at January 31, 2018 and April 30, 2017, respectively.

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

During the nine month periods ended January 31, 2018 and 2017, respectively the Company recognized interest expense in the amount of $10,000 and $0 relating to the amortization of the original issue discount. The unamortized balance of original issue discount totaled $0 at January 31, 2018 and April 30, 2017. As a result of the derivatives calculation an additional discount of $33,722 relating to warrants granted, was recorded in the nine month period ended January 31, 2018. During the nine month periods ended January 31, 2018 and 2017 the Company recognized interest expense in the amount of $33,722 and $0 relating to the derivatives discount. The unamortized balance of the derivatives discount totaled $0 at January 31, 2018 and April 30, 2017.

The Company recorded interest expense in connection with the Vista Capital Convertible Note in the amount of $8,800 and $0, in the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the Vista Capital Convertible Note totaled $0 as of January 31, 2018 and April 30, 2017, respectively.

On November 29, 2017, the Company paid $75,000 of the Vista Capital Convertible Note and the remaining balance due in the amount of $67,560 was paid on December 4, 2017. The Note was paid in full in the amount of $110,000 plus accrued interest in the amount of $8,800 and a prepayment premium of $23,760 which the Company recorded as interest expense.

The principal balance of the Vista Capital Convertible Note was $0 at January 31, 2018 and April 30, 2017.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with Vista Capital Convertible Note, the Company granted Vista Capital Investments LLC 2,000,000 Warrant Shares of the Company’s common stock, par value $0.0001 per share. The warrant entitles the holder to purchase up to 2,000,000 shares of common stock at an exercise price of $0.05. The warrant expires on May 3, 2022. See Notes 12 and 13.

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

In connection with the JSJ Convertible Note the Company paid $7,000 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the nine month periods ended January 31, 2018 and 2017, the Company recognized interest expense in the amount of $7,000 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $0 at January 31, 2018 and April 30, 2017, respectively. The Company recorded interest expense in connection with the JSJ Convertible Note in the amount of $6,992 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the JSJ Convertible Note totaled $0 as of January 31, 2018 and April 30, 2017.

On November 10, 2017, the Company paid the JSJ Convertible Note in full in the amount of $113,000 plus accrued interest in the amount of $6,992 and a prepayment premium of $28,094 which the Company recorded as interest expense.

The principal balance of the JSJ Convertible Note was $0 at January 31, 2018 and April 30, 2017.

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

In connection with the Power Up Unsecured Convertible Note 2 paid $1,500 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the nine month periods ended January 31, 2018 and 2017, the Company recognized interest expense in the amount of $1,500 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $0 at January 31, 2018 and April 30, 2017. The Company recorded interest expense in connection with the Power Up Convertible

Note # 2 in the amount of $2,816 and $0 for nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under Power Up Convertible Note #2 totaled $0 as of January 31, 2018 and April 30, 2017.

On November 7, 2017, the Company paid the Power Up Convertible Note # 2 in full in the amount of $46,500 plus accrued interest in the amount of $2,816 and a prepayment premium of $12,172 which the Company recorded as interest expense. The principal balance of the Power Up Convertible Note # 2 was $0 at January 31, 2018 and April 30, 2017.

In connection with the Power Up Unsecured Convertible Note #1 (dated February 21, 2017) the Company paid $3,500 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the nine month periods ended January 31, 2018 and 2017, the Company recognized interest expense in the amount of amount of $2,655 and $0 relating to the amortization of the debt issuance costs, respectively. The unamortized balance of debt issuance costs totaled $0 and $2,655 at January 31, 2018 and April 30, 2017.

As a result of the derivatives calculation an additional discount of $102,956 was recorded in the nine month period ended January 31, 2018. The unamortized balance of the discount totaled $0 at January 31, 2018 and April 30, 2017.

The total balance due was $122,135 comprised of principal of $103,500, interest of $6,370 and prepayment premium of $12,265. During the nine month period ended January 31, 2018 the Company repaid $61,989 of the amount due under Power Up Convertible Note 1 in cash and the remaining balance of $60,146 was converted to 8,534,554 shares of the Company’s Common Stock at fair value as follows:

Conversion Date	Number of Shares of Common Stock	Principal and Amount Converted	Price per share
August 24, 2017	2,386,634	$20,000	$0.00838
August 29, 2017	2,898,551	20,000	$0.00690
August 31, 2017	3,249,369	20,146	$0.00620
Totals - Nine Months Ended ended January 31, 2018	8,534,554	$60,146

See Note 16.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the prepayment of the debt, during the nine month period ended January 31, 2018 the Company recognized $12,265 in prepayment penalties which recorded as interest expense.

The balance of the convertible note was $0 and $103,500 at January 31, 2018 and April 30, 2017, respectively.

The Company recorded interest expense in connection with the Power Up Convertible Note 1 in the amount of $3,990 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the Power Up Convertible Note totaled $0 and $2,380 as of January 31, 2018 and April 30, 2017, respectively.

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

On July 17, 2017 the Company issued 926,000 shares of Common Stock at an issuance price of $0.0192 per Common Share, to Lucas Hopple under the terms of the Settlement Agreement for a total fair value of $17,779. See Note 16. The total balance of the note was $130,832 comprised of the principal of $105,000, interest of $7,350, penalty of $5,000 and prepayment premium of $13,482. During the nine month period ended January 31, 2018 the Company made the first two cash payments of $89,880 due under the Settlement Agreement. The Company recorded a total loss of $44,659 as a loss on the settlement of liabilities relating to this transaction, including $17,779 for the fair value of the 926,000 shares of common stock and $26,880 for increase of the principal balance.

The remaining balance of the note was satisfied through conversion of debt into common stock as follows

Conversion Date	Number of Shares of Common Stock	Principal and Amount Converted	Price per share
August 25, 2017	1,500,000	13,650	$0.00910
August 29, 2017	3,000,000	15,750	$0.00525
August 31, 2017	2,200,381	11,552	$0.00525
Totals - Nine Months Ended ended January 31, 2018	6,700,381	$40,952

The outstanding Note balance totaled $0 and $57,739, net of the unamortized discount of $0 and $47,261 at January 31, 2018 and April 30, 2017, respectively. Amortization of the related discounts totaled $47,261 and $0 for nine month periods ended January 31, 2018 and 2017, respectively.

Accrued interest due totaled $0 and $7,350 at January 31, 2018 and April 30, 2017 respectively.

A total of $105,000 debt discount was recorded on Hoppel Convertible Note 2 including original issuance discount of $5,000, stock issuance discount of $12,408 and derivative discount of $87,592. See Notes 12 and 13.

The Company recorded interest expense in connection with the Hoppel convertible note of $2,940 and 0 for the nine month periods ended January 31, 2018 and 2017, respectively.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EMA Financial, LLC Convertible Note

On April 3, 2017, the Company issued an unsecured convertible promissory note in the principal amount of $113,000 to EMA Financial, LLC (“EMA Convertible Note”), including debt issuance costs of $6,800. This convertible note is due and payable on April 3, 2018 plus interest on the unpaid principal balance at a rate of 10% per annum.

During the nine month periods ended January 31, 2018 and 2017 the Company recognized interest expense in the amount of amount of $6,278 and $0 relating to the amortization of the original issuance discount in connection with the EMA Convertible Note. The unamortized balance of original issuance totaled $0 and $6,278 at January 31, 2018 and April 30, 2017, respectively. The Company recorded interest expense in connection with the EMA Convertible Note in the amount of $5,332 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the EMA Convertible Note totaled $0 and $868 as of January 31, 2018 and April 30, 2017, respectively.

On October 19, 2017, the Company paid the EMA Convertible Note in full in the amount of $113,000 plus accrued interest in the amount of $6,200, resulting in prepayment penalties of $29,792 which the Company recorded as interest expense.

As a result of the derivative calculation an additional discount of $113,000 was recorded in the nine month period ended January 31, 2018. The unamortized balance of the discount totaled $0 at January 31, 2018 and April 30, 2017.

The principal balance of the EMA Convertible Note was $0 and $113,000 at January 31, 2018 and April 30, 2017, respectively.

Bellridge Capital, LP

On March 15, 2017, the Company issued an unsecured convertible promissory note in the amount of principal amount of $105,000 to Bellridge Capital, LP (“Bellridge Convertible Note”) including an OID of $5,000 This convertible note is due and payable on March 15, 2018 plus interest on the unpaid principal balance at a rate of 10% per annum.

During the nine month periods ended January 31, 2018 and 2017 the Company recognized interest expense in the amount of amount of $4,356 and $0 relating to the amortization of the original issuance discount in connection with the Bellridge Convertible Note. The unamortized balance of original issuance totaled $ 0 and $4,356 at January 31, 2018 and April 30, 2017, respectively. The Company recorded interest expense in connection with the Bellridge Convertible Note in the amount of $4,176 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the Bellridge Convertible Note totaled $0 and $1,334 as of January 31, 2018 and April 30, 2017, respectively.

On September 12, 2017, the Company paid $105,000 of the Bellridge Convertible Note and the remaining balance due in the amount of $32,811 was paid on September 21, 2017. The Note was paid in full in the amount of $105,000 plus accrued interest in the amount of $5,510 and a prepayment premium of $27,301 which the Company recorded as interest expense. During the nine month periods ended January 31, 2018 and 2017, the Company recognized interest expense in the amount of amount of $5,894 and $0, respectively in connection with a derivatives loss.

The principal balance of the Bellridge Convertible Note was $0 and $105,000 at January 31, 2018 and April 30, 2017, respectively. As a result of the derivative calculation an additional discount of $102,854 was recorded in the nine month period ended January 31, 2018. The unamortized balance of the discount totaled $0 at January 31, 2018 and April 30, 2017.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Silo Equity Partners Venture Fund LLC Convertible Note

On March 22, 2017, the Company issued an unsecured convertible promissory note in the amount of principal amount of $100,000 to Silo Equity Partners Venture Fund LLC (“Silo Convertible Note”). This convertible note was due and payable on September 22, 2017 plus interest on the unpaid principal balance at a rate of 8% per annum.

The Company recorded interest expense in connection with the Silo Convertible Note in the amount of $ 3,483 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the Silo Convertible Note totaled $0 and $858 as of January 31, 2018 and April 30, 2017, respectively.

On September 22, 2017, the Company paid $30,000 of the Silo Convertible Note and the remaining balance due in the amount of $100,397 was paid on October 5 and 6, 2017. The Note was paid in full in the amount of $100,000 plus accrued interest in the amount of $4,341and a prepayment premium of $26,056 which the Company recorded as interest expense. As a result of the derivative calculation an additional discount of $100,000 was recorded in the nine month period ended January 31, 2018. The unamortized balance of the discount totaled $0 at January 31, 2018 and April 30, 2017.

The principal balance of the Silo Convertible Note was $0 and $100,000 at January 31, 2018 and April 30, 2017, respectively.

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

During the nine month periods ended January 31, 2018 and 2017 the Company recognized interest expense in the amount of amount of $4,634 and $0 relating to the amortization of the original issuance discount in connection with the Tangiers Convertible Note. The unamortized balance of original issuance totaled $0 and $4,634 at January 31, 2018 and April 30, 2017, respectively. The Company recorded interest expense in connection with the Tangiers Convertible Note in the amount of $6,523 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the Tangiers Convertible Note totaled $0 and $827 as of January 31, 2018 and April 30, 2017, respectively. As a result of the derivative calculation an additional discount of $30,249 was recorded in the nine month period ended January 31, 2018. The unamortized balance of the discount totaled $0 at January 31, 2018 and April 30, 2017.

On October 19, 2017, the Company paid the Tangiers Convertible Note in full in the amount of $105,000 plus accrued interest in the amount of $7,350, prepayment premium of $28,088 which the Company recorded as interest expense.

The principal balance of the Tangiers Convertible Note was $0 and $105,000 at January 31, 2018 and April 30, 2017, respectively.

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

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine month periods ended January 31, 2018 and 20176 the Company recognized interest expense in the amount of amount of $6,845 and $0 relating to the amortization of the original issuance discount in connection with the Tangiers Convertible Note. The unamortized balance of original issuance totaled $10,521 and $0 at January 31, 2018 and April 30, 2017, respectively. The Company recorded interest expense in connection with the Tangiers Convertible Note in the amount of $14,509 and $0 for the nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under the Tangiers Convertible Note totaled $14,509 and $0 as of January 31, 2018 and April 30, 2017, respectively.

The principal balance of the convertible promissory note was $306,804 and $0 at January 31, 2018 and April 30, 2017, respectively.

Power Up Lending Group Ltd - Convertible Notes #3, #4 and #5

Note # 3

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

In connection with the Power Up Convertible Note #3 paid $3,000 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the nine month periods ended January 31, 2018 and 2017, the Company recognized interest expense in the amount of $1,716 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $1,284 and $0 at January 31, 2018 and April 30, 2017, respectively. The Company recorded interest expense in connection with the Power Up Convertible Note #3 in the amount of $4,134 and $0 for nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under Power Up Convertible Note #3 totaled $4,134 and $0 as of January 31, 2018 and April 30, 2017, respectively.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The principal balance of the Power Up Convertible Note #3 was $78,000 and $0 at January 31, 2018 and April 30, 2017, respectively.

Note # 4

On November 8, 2017, the Company issued a fourth unsecured convertible promissory note in the principal amount of $51,500 to Power Up Lending Group Ltd (“Power Up Convertible Note #4”), including debt issuance costs of $1,500. This convertible note is due and payable on August 15, 2018 plus interest on the unpaid principal balance at a rate of 12% per annum. In the event that any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.

The Company may pay Power Up Convertible Note #4 in full, together with any and all accrued and unpaid interest at any time on or prior to the date which occurs 180 days after the November 8, 2017 (the “Issue Date”). following the issue date of this note by making a payment to the note holder of an amount in cash equal to 125%. After 180 days from the Issue Date this Note may not be prepaid.

The Holder shall have the right from time to time, at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock. The conversion price shall equal 58% multiplied by the average of the lowest two (2) Trading Prices for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date

In connection with the Power Up Convertible Note #4 paid $1,500 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the nine month periods ended January 31, 2018 and 2017, the Company recognized interest expense in the amount of $450 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $1,050 and $0 at January 31, 2018 and April 30, 2017, respectively.

The Company recorded interest expense in connection with the Power Up Convertible Note #4 in the amount of $1,428 and $0 for nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under Power Up Convertible Note #4 totaled $1,428 and $0 as of January 31, 2018 and April 30, 2017, respectively.

The principal balance of the Power Up Convertible Note #4 was $51,500 and $0 at January 31, 2018 and April 30, 2017, respectively.

Note #5

On January 17, 2018 the Company issued a fifth unsecured convertible promissory note in the principal amount of $63,000 to Power Up Lending Group Ltd (“Power Up Convertible Note #5”), including debt issuance costs of $1,500. This convertible note is due and payable on October 30, 2018 plus interest on the unpaid principal balance at a rate of 12% per annum.

The Company may repay the Power Up Convertible Note #5 (prior to conversion), at 120% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period beginning on January 17, 2018 the (“Issue Date”) and ending 150 days following the Issue Date; and 125% of such note (and accrued and unpaid interest thereon) if such note is repaid during the period beginning on the date that is 151 days from the Issue Date and ending 180 days following the Issue Date. After 180 days have elapsed from the Issue Date the Company has no right to prepay the Power Up Convertible Note #5.

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

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Power Up Convertible Note #5 the Company paid $1,500 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the nine month periods ended January 31, 2018 and 2017, the Company recognized interest expense in the amount of $70 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $1,430 and $0 at January 31, 2018 and April 30, 2017, respectively. The Company recorded interest expense in connection with the Power Up Convertible Note #5 in the amount of $290 and $0 for nine month periods ended January 31, 2018 and 2017, respectively. Accrued interest due under Power Up Convertible Note #5 totaled $290 and $0 as of January 31, 2018 and April 30, 2017, respectively.

The principal balance of the Power Up Convertible Note #5 was $63,000 and $0 at January 31, 2018 and April 30, 2017, respectively.

Note 15. Subscription Agreements

In October, 2017 the Company began offering the sale of up to $1,000,000 aggregate purchase price of shares of its common stock under a Subscription Agreement (the “Subscription Agreement”). Under the terms of the Subscription Agreement each Investor agrees to invest an amount for the purchase of shares in the Company, at a price per share equal to the average closing price of the Company’s common stock for the ten trading days prior to the date of closing (“Closing”) of the purchase by the Investor of the Shares (the “Purchase Price”), on the terms provided for herein.

As of the date180 days after the Closing (the “Initial Valuation Date”), if the Shares issued at the Closing, valued at a price per share equal to the average closing price of the Company’s common stock for the ten trading days prior to the First Valuation Date (“First Valuation Date Price”) do not represent a minimum of 150% of the amount invested by the Investor at the Closing, the Company shall issue to the Investor within 10 business days additional shares of common stock equal to the shortfall in valuation (calculated using the First Valuation Day Price) at the Initial Valuation Date or, at the option of the Company, pay to the Investor within 10 business days the amount of such shortfall in cash. As of the date 360 days after the Closing (the “Second Valuation Date”), if the Shares issued at the Closing, plus any additional shares of common stock issued to the Investor at the First Valuation Date, valued at a price per share equal to the average closing price of the Company’s common stock for the ten trading days prior to the Second Valuation Date (“Second Valuation Date Price”) do not represent a minimum of 200% of the amount invested by the Investor at the Closing, the Company shall issue to the Investor within 10 business days additional shares of common stock equal to the shortfall in valuation (calculated using the Second Valuation Date Price”) at the Second Valuation Date.

During the nine month period ended January 31, 2018, the Company issued 30,156,197 shares of Common Stock to six outside investors for cash in the amount of $370,703 at a purchase price from $.0099 - $0.0150.

During the nine month period ended January 31, 2018, the Company issued 2,706,887 shares of Common Stock to Michael Hylander, member of the Board of Directors for cash in the amount of $28,899 at a purchase price of $0.0107.

The Company determined that the True-Up feature of the valuation dates of the subscription agreements represents an embedded derivative since the True-Up feature represents a variable number of shares upon each valuation date (See Note 13).

Note 16. Common Stock

On July 17, 2017 the Company issued 926,000 shares of Common Stock in connection with the Hoppel Convertible Note 2 Settlement Agreement. See Note 14.

During the nine month period ended January 31, 2018 the Company issued an additional 15,234,935 shares of Common Stock to settle conversions of $101,098 of the principal amounts of convertible debentures. See Note 14.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine month period ended January 31, 2018, the Company issued in total 32,863,084 shares of Common Stock for cash in the amount of $399,602 (See Note 15).

Note 17. Series A Convertible Preferred Stock

As of January 31, 2018 and April 30, 2017, 967,031 shares of Series A Preferred Stock were issued and outstanding. There was no activity relating to the Company’s Shares of Series A Preferred Stock during the nine month period ended January 31, 2018.

Note 18. Series B Convertible Redeemable Preferred Stock

As of January 31, 2018 and April 30, 2017, 8,534,625 shares of Series B Preferred Stock were issued and outstanding.

During the nine month period ended January 31, 2018, the Company paid no cash dividends Series B and accrued an additional dividend payable of $71,694. Dividend payable totaled $85,461 and $13,767 as of January 31, 2018 and April 30, 2017, respectively.

As of January 31, 2018, there have been no conversion of the Preferred Stock into Common Stock.

Note 19. Employee Stock Option Plan

Restricted Stock Unit

For the nine month period ended January 31, 2018 compensation expense relating to RSUs was recorded as follows:

January 31, 2018
Number of restricted stock units issued on June 1, 2014	600,000
Stock price on grant date	$0.02
Vesting Period	3 years
Estimated fair value at issuance	$12,000

May 1, 2017 through January 31, 2018 Compensation Expense	$1,000

Total compensation expense	$1,000

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Warrants

For the nine month period ended January 31, 2018, 2,450,000 warrants were issued, and none were exercised or forfeited. See Note 10 and Note 14. The Company’s outstanding and exercisable warrants as of January 31, 2018 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Warrants outstanding as of April 30, 2017	13,550,000	$0.03	4.53
Warrants exercisable as of April 30, 2017	11,550,000	$0.03	4.49	$16,500

Warrants Granted	2,450,000	0.05		-
Warrants Forfeited	-	-	-	-
Warrants Exercised	-	-	-	-

Warrants Outstanding as of January 31, 2018	16,000,000	$0.03	3.85
Warrants exercisable as of January 31, 2018	14,000,000	$0.04	3.83	$5,500

Note 21. Subsequent Events

On March 12, 2018 the Company filed Schedule 14C Information Statement with the Securities and Exchange Commission. This information Statement is being furnished to our stockholders on behalf of the Board of Directors pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended, for the purpose of informing our stockholders of amendments to our Certificate of Incorporation to increase the number of common stock that the Company is authorized to issue from 950,000,000 shares of common stock, par value $.0001 per share to 1,250,000,000 shares of common stock, par value $.0001 per share. The Board of Directors approved the amendments to the Certificate of Incorporation to increase the authorized common stock from 950,000,000 shares to 1,250,000,000 shares on March 8, 2018. The Company also received on March 8, 2018, the written consent from Stockholders of the Company who hold a majority of the voting power of the Company’s common stock. Upon the expiration of the 20 day period required by Rule 14c-2 and in accordance with the General Corporation Law of the State of Delaware, the Company intends to file a Certificate of Amendment to the Certificate of Incorporation to effect the Amendment to increase the Company’s authorized Common Stock. The Certificate of Amendment will not be filed until at least 20 days after filing the Definitive Information Statement with the Securities and Exchange Commission and deliver the Definitive Information Statement to the Company’s stockholders.

On February 2, 2018 the Company paid $11,788 of an unsecured promissory note payable with an unrelated party, including face amount of $10,000 and accrued interest of $1,788.

On February 13, 2018, the Company issued a 12% Convertible Promissory Note, in the principal amount of $83,000 to Power Up Lending Group Ltd. The Note is due November 30, 2018. The Holder has the right from time to time, at any time during the period beginning on the date which is 180 days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock. The conversion price is 58% of the lowest two trading prices for the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date.

On February 13, 2018, the Company paid $102,885 of the Power Up Lending Group Ltd Note #3 (See Note 14). The Note was paid in full in the amount of $78,000 plus accrued interest in the amount of $4,524 and a prepayment premium of $20,361 which the Company recorded as interest expense.

PROGREEN US, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2018, the Company repaid the $12,600 unsecured 5% Promissory Note (See Note 10).

On March 13, 2018 the Company received $100,000 in accordance the subscription agreement with Park LLC (See Note 15). On February 20, 2018, 5,422,993 shares of Common Stock were issued.

On March 14, 2018, the Company issued a 8% Convertible Redeemable Note, in the principal amount of $78,750 to Adar Bays, LLC. The Note is due March 14, 2019. The Holder has the right from time to time, at any time during the period beginning on the date which is 180 days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock.

The conversion price is 58% multiplied by the lowest closing bid for the Common Stock for the 15 Trading Days prior to the Conversion Date. In connection with the issuance of the Adar Bays Note, the Company issued two back end notes (“Back End Note”) each in the principal amount of $78,750, where the Company has the option to have Adar Bays fund the notes. Each of the two $78,750 back end notes is initially paid for by the issuance of an offsetting $78,750.00 secured note issued to the Company by Adar Bays, provided that prior to conversion of a particular Back End Note, Adar Bays must have paid off that particular Note in cash such that the particular Back End Note may not be converted until it has been paid for in cash.

During February and March 2018, the Company contributed an additional $140,000 to Baja Joint Venture, which is accounted for as an investment (See Note 6).

On March 13, 2018 the Company received $50,000 in accordance the subscription agreement with BiCoastal Equities LLC (See Note 15). On March 19, 2018, 2,390,057 shares of Common Stock were issued.

On March 13, 2018 the Company received $50,000 in accordance the subscription agreement with SM1Town Holdings LLC (See Note 15). On March 19, 2018, 2,390,057 shares of Common Stock were issued.

On March 14, 2018 the Company received $70,000 in accordance the subscription agreement with Telaj Consulting LLC (See Note 15). On March 19, 2018, 3,346,080 shares of Common Stock were issued.

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

RESULTS OF OPERATIONS

Three months Ended January 31, 2018 Compared to Three Months Ended January 31, 2017

During the three months ended January 31, 2018, we incurred a net loss of approximately $152,000 compared to a net loss of approximately $239,000 for the three months ended January 31, 2017. Revenue decreased approximately $54,000 in the three months ended January 31, 2018 compared to the three months ended January 31, 2017.

Rental revenue decreased to approximately $13,000 as compared to $ 24,000 during the three months ended January 31, 2017. The Company received rental income on five properties during the three months ended January 31, 2018 as compared to seven in the comparable prior period.

Proceeds from the sale of properties increased to $192,000 as compared to $77,000 during the three months ended January 31, 2017 and corresponding cost of properties sold increased to approximately $217,000 as compared to $58,000 in the three months ended January 31, 2017, resulting in an increase in net loss from sale of properties to approximately $25,000 during the three months ended January 31, 2018, as compared to a net gain of approximately $19,000 during the three months ended January 31, 2017. The Company sold three properties in the three months ended January 31, 2018 as compared to one in the comparable prior period.

There have been fluctuations in certain expenses in the three months ended January 31, 2018, as compared to the three months ended January 31, 2017. In the three months ended January 31, 2018. Selling, general and administrative expenses decreased approximately $23,000 for the three months ended January 31, 2018 as compared to the comparable prior period mainly due to the following changes:

There were increases in certain expenses:

●	Commissions and Closing costs increased by $6,000 during the three months ended January 31, 2018 as compared to the comparable prior period due to the selling of three properties in the current quarter as compared to one property in the comparable prior period.

●	Miscellaneous office costs increased by approximately $38,000 during the three months ended January 31, 2018 as compared to the comparable prior period due to additional administrative costs incurred by Procon to set up new office.

●	Rent and office costs increased approximately $4,000 during the three months ended January 31, 2018 as compared to the comparable prior period due to Company’s new office space lease in San Diego and an increase in related office costs.

●	Automobile and insurance expense increased by approximately $1,000 during the three months ended January31, 2018 as compared to the comparable prior period due to increased cost of insurance.

These increases were offset by decreases in certain expenses:

●	Rental property costs decreased approximately $5,000 for the three months ended January 31, 2018 as compared to the comparable prior period as a result of a reduction in costs incurred in connection with the rental properties the Company acquired from ARG in the last quarter of fiscal 2016 as a result of the sale of rental properties resulting in reduced number of rental properties in the current quarter as compared to comparable prior period.

●	Depreciation expense decreased approximately $6,000 during the current quarter as compared to the prior comparable quarter as a result of the sale of rental properties resulting in reduced number of rental properties in the current quarter as compared to comparable prior period.

●	Computer Costs decreased approximately $2,000 during the three months ended January 31, 2018 as compared to the comparable prior period due to decreased support costs.

●	Salary expense, office salary, housing allowance, benefits and payroll taxes decreased approximately $47,000 during the three months ended January 31, 2018 as compared to the comparable prior period due to the reduction in President’s salary and related costs in the current quarter as compared to the comparable prior period

●	Travel expense decreased approximately $12,000 during the three months ended January 31, 2018 as compared to the comparable prior period due to reduced travel due to budgetary constraints.

Bad debt recovery decreased from $2,000 for the three month period ended January 31, 2017 to $0 in the current three month period ended January 31, 2018 as the Company received payment in full on a previously written off land contract receivable in the prior quarter.

Professional fees increased approximately $68,000 for the three months ended January 31, 2018 as compared to the comparable prior period mainly due to an increase in accounting, financial consulting, valuation services fees and compliance fees, offset by a decrease in legal services.

Interest expense, net increased approximately $31,000 for the three months ended January 31, 2018 as compared to the comparable prior period mainly due to the increase in amortization of debt discounts, prepayment penalties and interest recognized in connection with convertible notes in the current quarter of fiscal 2018 as compared to the comparable prior three month period.

Derivatives gain increased to approximately $178,000 for the three months ended January 31, 2018 as compared to a derivatives loss of $41,000 for the comparable prior period due to the fair value adjustments in connection with the convertible notes and common stock warrants in the current three month period.

Nine months Ended January 31, 2018 Compared to Nine Months Ended January 31, 2017

During the nine months ended January 31, 2018, we incurred a net loss of approximately $622,000 compared to a net loss of approximately $920,000 for the nine months ended January 31, 2017. Revenue decreased approximately $77,000 in the nine months ended January 31, 2018 compared to the nine months ended January 31, 2017.

Rental revenue decreased to approximately $44,000 as compared to $72,000 during the nine months ended January 31, 2017. The Company received rental income on five properties during the nine months ended January 31, 2018 as compared to seven in the comparable prior period.

Proceeds from the sale of properties increased to $410,000 as compared to $305,000 during the nine months ended January 31, 2017 and the corresponding cost of properties sold increased to approximately $395,000 as compared to $245,000 in the nine months ended January 31, 2017, resulting in a decrease in net gain from sale of properties to approximately $15,000 during the nine months ended January 31, 2018 as compared to $60,000 during the nine months ended January 31, 2017. The Company sold seven properties in the nine months ended January 31, 2018 as compared to three in the comparable prior period.

Commission revenue decreased to $0 during the nine months ended January 31, 2018 as compared to approximately $4,000 in the nine months ended January 31, 2017 as the Company received commissions on the sale of two properties in 2017. There were no such commissions earned during the nine months ended January 31, 2018.

There have been fluctuations in certain expenses in the nine months ended January 31, 2018, as compared to the nine months ended January 31, 2017.

Selling, general and administrative expenses decreased approximately $15,000 for the nine months ended January 31, 2018 as compared to the comparable prior period mainly due to the following changes:

There were increases in certain expenses:

●	Commissions and Closing costs increased by approximately $29,000 during the nine months ended January 31, 2018 as compared to the comparable prior period due to the selling of seven properties in the current period as compared to the sale of three property in the comparable prior period.

●	Investor Relations costs increased by approximately $31,000 during the nine months ended January 31, 2018 as compared to the comparable prior period due to the increased activity of promoting the Company and retention of an investor relations consultant.

●	Office rent expense and office expense increased approximately $15,000 for the nine months ended January 31, 2018 as compared to the comparable prior period due the Company’s new office space lease in San Diego and an increase in related office costs.

●	Office and Miscellaneous Expenses related to ProCon increased by approximately $59,000 during the nine months ended January 31, 2018 as compared to the comparable prior period due costs incurred in opening and operating am an office in Ensenada and staff retention.

●	Automobile expense increased by approximately $5,000 during the nine months ended January 31, 2018 as compared to the comparable prior period due to increased cost of insurance.

●	Bank charges increased by approximately $3,000 during the nine months ended January 31, 2018 as compared to the comparable prior period due to increased number of wire transfers and bank maintenance fees.

●	Dues, subscription and license increased by approximately $2,000 during the nine months ended January 31, 2018 as compared to the comparable prior period due to joining the San Diego Chamber of Commerce.

●	Moving expense increased by approximately $1,700 during the nine months ended January 31, 2018 as compared to the comparable prior period due costs incurred in moving the office to San Diego in the current period.

These increases were offset by decreases in certain expenses:

●	Computer Costs decreased approximately $2,700 during the nine months ended January 31, 2018 as compared to the comparable prior period due to decreased support costs.

●	Rental property costs decreased approximately $6,000 for the nine months ended January 31, 2018 as compared to the comparable prior period as a result of association dues, property insurance and taxes payments made on behalf of the land contract owners.

●	Depreciation expense decreased approximately $14,000 for the nine months ended January 31, 2018 as compared to the comparable prior period as a result the reduced number of rental properties in the current quarter as compared to the comparable prior period.

●	Salary expense, office salary and related benefits and payroll taxes decreased approximately $117,000 during the nine months ended January 31, 2018 as compared to the comparable prior period due to the termination of an office manager in the second quarter of fiscal 2017, a decrease in the Company President’s salary, a decrease in payroll taxes due to the settling ongoing negotiations of taxes in the prior comparable period, and a reduction in office staff in the current period as compared to the comparable prior period.

●	Travel expense decreased approximately $21,000 during the nine months ended January 31, 2018 as compared to the comparable prior period due to reduced travel due to budgetary constraints.

Professional fees increased approximately $86,000 for the nine months ended January 31, 2018 as compared to the comparable prior period mainly due to:

●	Audit and accounting fees increased approximately $31,000 in the nine month period ended January 31, 2018 as compared to the prior comparable period due to additional work needed to properly account for derivative financial instruments and the valuation of such instruments.

●	Professional fees increased approximately $58,000 in the nine month period ended January 31, 2018 as compared to the prior comparable period due to retaining a consultant to perform accounting functions.

●	An increase in fees paid to consultants in the amount of approximately $6,000 in the nine month period ended January 31, 2018 for valuation and other fees relating to maintaining and account for convertible debt services.

●	A decrease in legal fees paid in the amount of approximately $9,000 in the nine month period ended January 31, 2018 as a result of less S-1 filing expenses incurred and decreased legal resources required.

Interest expense, net increased approximately $756,000 for the nine months ended January 31, 2018 as compared to the comparable prior period mainly due to the increase in amortization of debt discounts, prepayment penalties and interest recognized in connection with convertible notes party in the current nine months of fiscal 2018 as compared to the comparable prior nine month period.

Loss on settlement of liabilities, Series A decreased to $0 for the nine months ended January 31, 2018 as compared to approximately $428,000 for the comparable prior period due to the issuance of Series A preferred stock in settlement of the note payable to EIG resulting in a loss in the amount of approximately $389,000 and in settlement of the advance due EIG resulting in a loss in the amount of approximately $39,000 in the nine months ended January 31, 2017.

Gain on settlement of liabilities, Series B decreased to $0 for the nine months ended January 31, 2018 as compared to approximately $11,000 for the comparable prior period due to the issuance of Series B preferred stock in settlement of the note payable due AMREFA in the nine months ended January 31, 2017.

Loss on settlement of liabilities, common stock increased to approximately $45,000 for the nine months ended January 31, 2018 as compared to $0 for the comparable prior period due to the partial payoff of a convertible note payable.

Gain on the change in fair value of derivative liabilities increased to approximately $807,000 for the nine months ended January 31, 2018 as compared to a loss of approximately $24,000 for the comparable prior period due to the fair value adjustments in connection with the convertible notes and common stock warrants in the current nine month period.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2017, we had total assets of approximately $2,395,000 compared to total assets of approximately $2,130,000 at January 31, 2018. The decrease in total assets was primarily due to: Rental property which decreased approximately $493,000 due the sale of seven properties in the nine-month period ended January 31, 2018 and a decrease in cash of approximately$149,000 in the nine month period ended January 31, 2018.

These decreases in assets were partially offset by increases in: Notes Receivable Land Contract which increased approximately $67,000 due to the Company’s issuance of land contracts to the buyers of the two properties sold in the nine-month period ended January 31, 2018, Note Receivable- Related Party increased $252,000 as a result of the Company’s additional loan to Contel, net of repayments of $50,000. Accounts receivable increased approximately $38,000 mainly as a result of rental property rent due from tenants as of January 31, 2018 and Procon’s accounts receivable increase and Other assets increased approximately $20,000, due to an increase in accrued interest relating to the land contracts receivable and an increase in Procon’s prepaid expenses.

Cash decreased to approximately $140,000 for the period ended January 31, 2018, compared to cash of $289,000 at April 30, 2017. Cash used in operating activities was approximately $769,000 for the period ended January 31, 2018, as compared with cash used in operating activities of approximately $401,000 in the comparable period in fiscal 2017.

At January 31, 2018, we had stockholders’ deficit of approximately $905,000 compared to a deficit of approximately $200,000 at April 30, 2017.

Credit Line

During the nine months ended January 31, 2018, the Company’s President entered into an unsecured 5% Promissory Note (“Credit Line 4”) with interest at a rate of five (5%) percent per annum, which is payable on July 19, 2018. As of January 31, 2018 the Company borrowed $185,155 and repaid $20,000 under Credit Line 4. As of January 31, 2018 the amount due under Credit Line 4 totaled $165,155.

On July 19, 2017 the Company signed a one year unsecured 5% Promissory Note (“Credit Line 3”) whereby the Company may borrow from Jan Telander, its CEO, up to $250,000 with interest at a rate of five (5%) percent per annum due on July 19, 2018. As of January 31, 2018 the Company borrowed $250,000 under Credit Line 3.

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

On January 19, 2018, the Company issued to Power Up Lending Group Ltd. (“Power Up Lending”) a 12% Fixed Rate Convertible Promissory Note in the principal amount of $63,000 due on October 30, 2018. The conversion price is equal to 58% multiplied by the average of the lowest two (2) Trading Prices for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On February 13, 2018, the Company issued to Power Up Lending a 12% Fixed Rate Convertible Promissory Note in the principal amount of $83,000 due on, 2018. The conversion price is 58% multiplied by the average of the lowest two (2) Trading Prices for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

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

Adar Bays, LLC

On March 14, 2018, the Company issued to Adar Bays, LLC an 8% Convertible Redeemable Note in the principal amount of $78,750 due on March 12, 2018. The conversion price is 58% multiplied by the lowest closing bid for the Common Stock for the 15 Trading Days prior to the Conversion Date.

Employee Stock Option Plan

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

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

February 13, 2018	Convertible Promissory Note, in the principal amount of $83,000 issued to Power Up Lending Group Ltd. due November 30, 2018.	Private Investor.	NA	$83,000	/NA
March 14, 2018	Convertible Promissory Note, in the principal amount of $78,750 issued to Adar Bays, LLC due March 12, 2019.		NA	$78,750	/NA

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

Convertible Promissory Note Issued to Power Up Lending Group Ltd.

Effective on February 13, 2018, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Lender”), pursuant to which the Company sold the Lender a convertible note in the amount of $83,000, bearing interest at the rate of 12% per annum (the “Convertible Note”). The Convertible Note provides the Lender the right, at any time after 180 days from the Issue Date of the Convertible Note, to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at the Conversion Price equal to 58% multiplied by the Market Price, defined as the average of the lowest two (2) Trading Prices for the common stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The Convertible Note is payable, along with interest thereon on November 30, 2018. In the event that any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.

The Company may repay the Convertible Note (prior to conversion), at 120% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period beginning on the Issue Date and ending 150 days following the Issue Date, and at 126% of such note if the note is repaid during the period beginning 151 days after the Issue Date and ending 180 days after the Issue Date. After 180 days have elapsed from the Issue Date the Company has no right to prepay the Convertible Note.

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

Convertible Redeemable Note Issued to Adar Bays, LLC

On March 18, 2018, the Company issued to Adar Bays, LLC (“Adar Bays”) an 8% Convertible Redeemable Note in the principal amount of $78,750 due on March 12, 2018. In the event that any principal or interest is not timely paid, such amount accrues interest at 24% per annum until paid in full. The Convertible Note provides the Lender the right, at any time after 180 days from the Issue Date of the Convertible Note, to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock. The conversion price is 58% multiplied by the lowest closing bid for the Common Stock for the 15 Trading Days prior to the Conversion Date

The Company may repay the Convertible Note (prior to conversion), at 120% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period beginning on the Issue Date and ending 150 days following the Issue Date, and at 125% of such note if the note is repaid during the period beginning 151 days after the Issue Date and ending 180 days after the Issue Date. After 180 days have elapsed from the Issue Date the Company has no right to prepay the Convertible Note.

The Note provides for customary events of default such as failing to timely make payments under the Note when due, unsatisfied judgments against the Company, failure to issue conversion shares in a timely manner and failure of the Company to comply with the reporting requirements of the Exchange Act.

Upon the occurrence of an event of default, as described in the Note, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. In the event of a conversion failure the Company would pay liquidated damages in the amount of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. The agreed liquidated damages shall increase to $500 per day beginning on the 10th day. In the event of the “bid” price for the Company’s stock being lost, the outstanding principal amount would be increased by 20% as a liquidated damages payment. In case of a conversion failure), the outstanding principal due under the Note would increase by 50% as a liquidated damages payment. If this Note is not paid at maturity, the outstanding principal due under this Note would increase by 10%. Further, if the Company fails to file quarterly or annual SEC reports occurs or is continuing after the 6 month anniversary of the Note, then the Holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion.

In connection with the issuance of the Adar Bays Note, the Company issued two back end notes (“Back End Note”) each in the principal amount of $78,750, where the Company has the option to have Adar Bays fund the notes. Each of the two $78,750 back end notes is initially paid for by the issuance of an offsetting $78,750.00 secured note issued to the Company by Adar Bays, provided that prior to conversion of a particular Back End Note, Adar Bays must have paid off that particular Note in cash such that the particular Back End Note may not be converted until it has been paid for in cash.

The foregoing descriptionS of the Convertible NoteS aND SECURITY PURCHASE AGREMENTS does not purport to be complete and is qualified in its entirety by reference to the FORMS OF THE RESPECTIVE Convertible NoteS AND SECURITY PURCHASE AGREEMENTS THAT ARE FILED AS ExhibitS 10.67 THROUGH 10.70 to this QUARTERLY REPORT on Form 10-Q and ARE incorporated herein by reference. DEFINED TERMS USED IN THE DESCRIPTIONS IN THIS CURRENT REPORT SHALL HAVE THE MEANINGS PROVIDED IN THE RESPECTIVE convertible noteS AND SECURITY PURCHASE AGREEMENTS, UNLESS SPECIFICALLY DEFINED ABOVE IN THIS REPORT.

ITEM 6.	EXHIBITS.

10.67	Convertible Promissory Note dated February 13, 2018, issued to Power Up Lending Group Ltd.

10.68	Securities Purchase Agreement, dated February 13, 2018, between the Company and Power Up Lending Group Ltd.

10.69	Convertible Promissory Note dated February 14, 2018, issued to Adar Bays, LLC.

10.70	Securities Purchase Agreement, dated March 14, 2018, between the Company and Adar Bays, LLC.

31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith
**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

PROGREEN US, INC.

Dated: March 26, 2018	BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

EXHIBIT INDEX

ITEM 6.	EXHIBITS.

10.67	Convertible Promissory Note dated February 13, 2018, issued to Power Up Lending Group Ltd.

10.68	Securities Purchase Agreement, dated February 13, 2018, between the Company and Power Up Lending Group Ltd.

10.69	Convertible Promissory Note dated February 14, 2018, issued to Adar Bays, LLC.

10.70	Securities Purchase Agreement, dated March 14, 2018, between the Company and Adar Bays, LLC.

31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith
**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

