Form 10-K
period 2018-04-30
Progreen US, Inc.
filed 2018-08-14
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2018

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

Number of shares of Common Stock outstanding as of August 12, 2018: 432,120,413 shares.

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

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. Investing in our common stock involves risks. See “Risk Factors” beginning on page 7.

PART I

Item 1. Business.

General

We have recently moved our offices from Oakland County, Michigan, to San Diego, California, proximate to our agricultural and development projects in Baja California, on which our current business operations are focused. The purchase of a condominium unit on July 28, 2009 initiated our real estate development operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan. As of April 30, 2018, we had sold all properties owned in Michigan, and we have refocused our efforts to concentrate on the same line of business for our Cielo Mar development in Baja, California.

Real Estate Development and Marketing Operations

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

Baja California

Our real estate development operations are now concentrated in Baja California, Mexico. On February 11, 2016, we signed a definitive agreement with Inmobiliaria Contel S.R.L.C.V. (“Contel”) for Progreen to finance the first tract of land of approximately 300 acres which is being developed by Contel for agriculture use.

Procon Baja JV, S. de R.L. de C.V.

On June 17, 2016, the Company formed Procon Baja JV, S. de R.L. de C.V. (“Procon” or “Procon joint venture”), a subsidiary owned by Progreen (51%) and Contel (49%). Procon is managed by a board of Managing Directors consisting of three members, of which two represent Progreen and one represents Contel, and Jan Telander, our CEO, is the General Manager of Procon. On January 23, 2017, Procon entered into a definitive purchase agreement for, and has took possession of, a large tract of land situated near the town of El Rosario in Baja California, Mexico. The land, planned for residential real estate development, is bordering the Pacific Ocean and covers a total area of approximately 5,000 acres with 4.5 miles of ocean front. The execution of the deed transferring the 5,000-acre oceanfront property to Procon was completed on March 15, 2017, and a Master Plan for all of this land is being created for a resort-type retirement and vacation community with the name “Cielo Mar”. Translated into English, Cielo means “heaven” and Mar means “sea”, the Cielo Mar planned community thus being “heaven by the sea.” The Preliminary Master Plan was published April 19, 2018, and the planning for the first execution phase of the development is currently underway.

2

Cielo Mar location photo, Bahia del Rosario, Baja California, Mexico – March 1, 2017 (above)

Cielo Mar Preliminary Master Plan – April 19, 2018 (above)

Cielo Mar Phase I Execution Plan – July 2, 2018 (above)

In Mexico, as the land cost in Baja California through our joint venture is substantially below market price, we have a distinct advantage and will have a competitive edge as far as pricing is concerned. We initially found substantial amounts of water, which increases the value and attractiveness to the land.

On June 15, 2018, Procon entered into a definitive purchase agreement for, and took possession of a second large tract of land covering approximately 2,500 acres, situated less than a mile from the 300 acres that is being developed by Contel. Part of the land, with over 1,000 acres expected to be farmable, is planned for expansion of the ProGreen Farms™ operation.

Agricultural Operations

Our agricultural operations are branded under the trademark name, “ProGreen Farms.” We funded our joint operating partner, Contel, for the development of a “pilot” farm operation on the 300-acre parcel at Rancho Arenoso, where 80 acres were developed for farming in 2017.

Last year was considered a pilot year where the farm grew 6 different types of chilies to determine the most suitable for the area/soil etc. The farm did harvest some but really only one type produced decent results, which is the type the farm is growing this year. Total income from the harvest last year was approximately $225,000 out of which $50,000 was paid back to Progreen with the balance went to cover the operating costs of the farm.

Also in 2017, ProGreen Farms US, LLC, a wholly owned subsidiary of the Company, was set up to handle sales and distribution of Contel’s produce.

The farming on the Arenoso farm is progressing well as planned. We will start harvesting in August 2018 and go on through December 2018.

A suitable variety of chili pepper with high yield was grown and harvested at the Arenoso farm in 2017, and was subsequently approved by Huy Fong Foods, Inc., resulting in a contract for ProGreen Farms US, LLC to supply red chili peppers to Huy Fong in 2018. The farm will be delivering 2,500 tons (worth $1,200,000) of red chilis to Huy Fong Foods as per the agreement in place, but expect to be producing more like 3,500 or perhaps even 4,000 tons this year on the 40HA or 100 acres we are actively now farming.

The surplus we will likely sell to the fresh produce market in Baja as we will be producing late in fall when the availability is very limited and the prices much higher than in the summer months. This will be to buyers that buy and pick up the produce directly at the farm (en campo).

With the successful establishment of the pilot farm operation at Rancho Arenoso and a sales contract for 2018, our agriculture operation is well-positioned for growth, with the pilot farm serving as a model for further land development and operations.

ProGreen Farms™ Rancho Arenoso farm – May 4, 2018 (above)

5

2018 Chili Pepper Plants, ProGreen Farms™ Rancho Arenoso – May 8, 2018 (above)

2018 Chili Pepper Plants, ProGreen Farms™ Rancho Arenoso – July 11, 2018 (above & below)

2018 Chili Pepper Plants, ProGreen Farms™ Rancho Arenoso – May 8, 2018 (above)

Employees

As of April 30, 2018, we had one full-time employee, our Chief Executive Officer. Our administrator as well as our real estate broker work as independent contractors. Our management expects to confer with consultants, attorneys and accountants as necessary.

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

We have a limited operating history. As of April 30, 2018, we had cash on hand of approximately $106,000 and approximately $500,000 of land under development. At that same date our liabilities totaled approximately $3,482,000. As at April 30, 2018, we had a stockholders’ deficit of approximately $1,531,000.

The Company will require significant additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability is dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Because we operate in the Baja, Mexico, area, we are subject to risks that affect that local area.

General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation of our agricultural and resort development operations in the Mexico.

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

We expect to incur losses for the foreseeable future. We had minimal revenues in our fiscal year ended April 30, 2018, and may never be profitable. If we become profitable, we may be unable to sustain profitability. As a result, your investment in our securities may be lost.

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

We do not intend to pay dividends on any investment in the shares of common stock of our company and any gain on an investment in our common stock will need to come through an increase in our stock’s price, which may never happen.

We have never paid any cash dividends and currently do not intend to pay any dividends on our common stock for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in our common stock’s price. This may never happen and investors may lose all of their investment in our company.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

On May 30, 2017, we leased our offices at 2667 Camino del Rio South, Suite 312, San Diego, CA 92108, of approximately 740 sq. ft., at a current monthly rent of $1,250, under a four-month lease, after which the lease became month-to-month.

On May 16, 2017, ProCon leased an office in Ensenada, Mexico of approximately 3,300 Sq. Ft, at a current monthly rent of $30,000 pesos per month, the rent will increase to $40,000 peso per month on May 16, 2018. The lease commenced on May 16, 2017 and will expire on May 15, 2020.

We also continue to be obligated under a lease for our former offices at 6443 Inkster Road, Suite 170-D, Bloomfield Township, MI 48301, of approximately 1,000 sq. ft., at a monthly rent of $934 through March 1, 2019.

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

	High		Low
Fiscal Year Ended April 30, 2016	$
Quarter Ended July 31, 2015		$0.013	$0.005
Quarter Ended October 31, 2015		$0.004	$0.001
Quarter Ended January 31, 2016		$0.001	$0.001
Quarter Ended April 30, 2016		$0.004	$0.001
Fiscal Year Ended April 30, 2017
Quarter Ended July 31, 2016		$0.006	$0.004
Quarter Ended October 31, 2016		$0.028	$0.005
Quarter Ended January 31, 2017		$0.019	$0.01
Quarter Ended April 30, 2017		$0.029	$0.011
Fiscal Year Ended April 30, 2018
Quarter Ended July 31, 2017		$0.022	$0.019
Quarter Ended October 31, 2017		$0.017	$0.01
Quarter Ended January 31, 2018		$0.0175	$0.0095
Quarter Ended April 30, 2018		$0.037	$0.017

Holders

As of August 12, 2018 there were approximately 541 holders of record of our common stock.

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

OUR BUSINESS

Our office is in San Diego, California, which is proximate to our agricultural and development projects in Baja California, on which our current business operations are focused. The purchase of a condominium unit on July 28, 2009 initiated our real estate development operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan. As of April 30, 2018, we had sold all properties owned in Michigan, and we have refocused our efforts to concentrate on the same line of business for our Cielo Mar development in Baja, California.

Michigan

We liquidated our real estate portfolio in Michigan by offering the properties with land contracts to buyers unable to obtain conventional financing. The goal of selling these properties is to focus on the agricultural and Cielo Mar project.

During the years ended April 30, 2018 and 2017 we sold ten and four of our properties, respectively. We have no properties as of April 30, 2018. We do not offer, and do not intend in the future to offer, managed properties as investment properties.

Baja California Joint Venture Agreement

On February 11, 2016, we signed a definitive agreement with Contel for Progreen to finance the first tract of land of approximately 300 acres which has been developed and is operated by Contel for agriculture use. Four wells were drilled on the first tract, and the growing operation commenced with a first produce purchase agreement for chile peppers - from Agricola Consuela, an exporter/importer to the U.S. market.

In addition, we have formed the Procon joint venture subsidiary, which is the holding company for further non-agricultural land and real estate developments. On January 23, 2017, Procon entered into a definitive purchase agreement for, and took possession of, a large tract of land situated near the town of El Rosario in Baja California. The land, planned for a residential real estate development, is bordering the Pacific Ocean and covers a total area of 2,016 ha (5,000 acres) with 7.5 km (4.5 miles) of ocean front.

The transfer of deed for the 5,000-acre oceanfront property to Procon was completed on March 15, 2017, and a Master Plan for all of this land is being created for a very large resort-type retirement and vacation community with the name “Cielo Mar”. The first phase of the development of the master plan is underway.

FINANCIAL CONDITION

At April 30, 2018, we had total assets of approximately $1,951,000 compared to total assets of approximately $2,395,000 at April 30, 2017. The decrease in total assets was primarily due to:

●	Decrease in Cash of approximately $183,000,

●	Rental Property decrease approximately $732,000 due to the sale of ten remaining properties during the year ended April 30, 2018,

Net Accounts Receivable decreased by approximately $5,000 due the write off of rent due from tenants in the amount of approximately $30,600 and $7,400, in the years ended April 30, 2018 and 2017, respectively,

●	Notes Receivable-Related Party increased by approximately $497,000 due to a net $497,000 loan ($50,000 was repaid) to Contel for operations of the agriculture activity,

●	Other Assets increased approximately $66,000 due to an increase in activities carried on by Procon,of approximately $70,000, offset by a decrease in miscellaneous assets of approximately $4,000,

●	Notes Receivable Land Contract decreased approximately $87,000 due to the Company’s issuance of land contracts to the buyers of three of the properties sold in the year ended April 30, 2018, offset by an increase in allowance for uncollectible accounts of approximately $216,000.

Cash decreased to approximately $106,000 for the year ended April 30, 2018, compared to cash of approximately $289,000 at April 30, 2017. Cash used in operating activities was approximately $887,000 in the year ended April 30, 2018, as compared with cash used in operating activities of approximately $617,000 in the year ended April 30, 2017.

At April 30, 2018, we had stockholders’ deficit of approximately $1,531,000 compared to a deficit of approximately $200,000 as of April 30, 2017. The increase in stockholders’ deficit was due to:

●	Net operating losses of approximately $1,052,000;
●	Dividend on redeemable, Convertible Preferred Stock, Series B of approximately $95,000;
●	Issuance of Common Stock with true-up feature of approximately $1,258,000;
●	Tainting due to convertible debt and warrants of approximately $151,000
●	Other comprehensive loss of approximately $33,000,

Offset by

●	Common stock issued under convertible debt of approximately $101,000;
●	Common stock issued for convertible note settlement of approximately $18,000;
●	Common stock issued for cash of approximately $705,000;
●	Common stock warrants issued for services of approximately $23,000;
●	Warrants issued related to convertible note of approximately $29,000;
●	Common stock issued for services of approximately $9,000,
●	Reclassification of derivative liability due to conversion of approximately $374,000.

Costs incurred in the renovation of the properties that enhance the value or extend the life of the properties are capitalized. The Company owned 0 and ten rental properties as of April 30, 2018 and 2017, respectively. The Company held no properties under development as of April 30, 2018 and one as of April 30, 2017.

Going Concern

The Company’s financial statements for the year ended April 30, 2018, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business on April 30, 2009. Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

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

As it is the second year for the agriculture operation and with the Cielo Mar project under development, it is impossible to identify any trends in the Company’s business prospects. Accordingly, there can be no assurance that we will be able to pay obligations which we may incur in the future.

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

Cash

Cash decreased approximately $183,000 for the year ended April 30, 2018. Cash used in operating activities was approximately $887,000 for the year ended April 30, 2018, as compared with cash used in operating activities of approximately $617,000 in fiscal 2017. During fiscal 2018, the Company loaned approximately $547,000 to Contel and purchased fixed assets in the amount of approximately $3,000, which were offset by proceeds from the sale of properties of approximately $505,000, proceeds from related party loan repayment of $50,000 and proceeds from notes receivable in the amount of approximately $4,000.

The Company received: approximately $705,000 in proceeds from the sale of common stock, approximately $480,000 in proceeds from advances from a related party, approximately $49,000 in proceeds from note payable and approximately $1,140,000 in proceeds from convertible debentures and repaid: approximately $53,000 of notes payable to a related party, approximately $907,000 of convertible debentures, approximately $682,000 on the line of credit, and approximately $3,000 on obligations under capital leases .

Rental properties and properties under development

The Company owned no and ten rental properties as of April 30, 2018 and 2017, respectively. Rental properties totaled $0 and $732,000 at April 30, 2018 and 2017, respectively.

The Company held no properties under development as of April 30, 2018 and 2017.

Land under Development

The Company owned land under development in the amount of $500,000 at April 30, 2018 and 2017.

Business Combination

On March 8, 2016, the Company restructured its working arrangements with AMREFA through entry into a purchase agreement, amended March 16, 2016, with AMREFA for the purchase of a 100% interest in AMREFA’s U.S. subsidiary, ARG LLC (ARG), which holds real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which the Company managed for AMREFA. The Company recorded Goodwill in the amount of $180,000 in connection with the purchase of ARG. During fiscal 2017, the Company determined the carrying amount of its net assets exceeded the estimated fair value and the Company recognized a goodwill impairment loss in the amount of $180,000 and the entire goodwill balance was written off during the year ended April 30, 2017.

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

The property acquired by Contel will be developed for agricultural purposes and multi-use purposes. The Company initially committed to loan(s) up to the amount of $350,000 and on February 1, 2017, the Company increased its loan commitment to $1,000,000. On April 18, 2018, the loan commitment was increased to $1,500,000.

The Company is entitled to a 50% share of Contel’s profits and losses subsequent to repayment of all outstanding loans.

In the years ended April 2018 and 2017, the Company contributed $547,000 to and received repayments in the amount of $50,000 from Contel and contributed $580,500 to Contel, respectively, which is accounted for as an investment loan. Note Receivable - Related Party totaled $1,187,500 and $690,500 as of April 30, 2018 and 2017, respectively.

RESULTS OF OPERATIONS

Year Ended April 30, 2018 Compared to Year Ended April 30, 2017

During the year ended April 30, 2018, we incurred a net loss of approximately $1,052,000 compared to a net loss of $1,478,000 for the year ended April 30, 2017. The decrease in our loss for the year ended April 30, 2018 from the comparable prior year is due to a decrease in our revenue of approximately $150,000 and an increase of approximately $79,000 in operating expenses which were partially offset by a decrease in net other expenses of approximately $654,000.

The decrease in revenue in the fiscal year ended April 30, 2018 compared to fiscal 2017 is due to:

Rental revenue decreased to approximately $25,000 during the year ended April 30, 2018 as compared to $91,000 during the prior fiscal year. The Company received rental income on five properties during portions of the year ended April 30, 2018, as compared to rental income earned on between five and seven properties during the entire year ended April 30, 2017.

Proceeds from the sale of properties increased to approximately $747,000 during the year ended April 30, 2018 as compared to $575,000 in the comparable prior year end and corresponding cost of properties sold increased to approximately $783,000 as compared to $554,000 during the year ended April 30, 2017. However, during 2018 and 2017, the profit in connection with the sale of three and two properties, which the Company financed, was deferred in the amount of $64,000 and $42,000, resulting in a net loss from sale of properties of approximately $100,000 and $21,000, respectively. The Company sold ten properties in the year ended April 30, 2018 as compared to four in the comparable prior year end.

Commission revenue was $0 for the year ended April 30, 2018 as compared to approximately $4,000 during the fiscal year ended April 30, 2017. The Company received commissions on the sale of two of the properties in the fiscal year ended April 30, 2017. There were no such commissions earned during the current fiscal year.

There have been fluctuations in certain expenses in the fiscal year ended April 30, 2018, as compared to the fiscal year ended April 30, 2017.

Selling, general and administrative expense decreased approximately $104,000 for the year ended April 30, 2018 as compared to the comparable prior year mainly due to the following:

Rental property costs and depreciation expense decreased approximately $29,000 for the year ended April 30, 2018 as compared to the comparable prior period as a result of the sale, during fiscal 2018 and 2017, of all of the rental properties the Company acquired from ARG in the last quarter of fiscal 2016.

Commission and closing costs expense decreased approximately $36,000 for the year ended April 30, 2018 as compared to the comparable prior period as a result of the sale of ten properties with no commissions paid in fiscal 2018. Commission was paid on the sale of two of the four properties sold in fiscal 2017.

Travel fees decreased approximately $26,000 for the year ended April 30, 2018 as compared to the comparable prior period as a result of the CEO’s move to Mexico resulting in less business travel costs between California and Mexico.

Salary, payroll tax and employee related expenses decreased approximately $144,000 for the year ended April 30, 2018 as compared to the comparable prior period mainly due to the reduction in the Company’s CEO salary, related payroll taxes and housing allowance and the termination of the office manager in fiscal 2018.

Compensation expense decreased approximately $7,000 for the year ended April 30, 2018 as compared to the comparable prior period due to the expiration of stock options.

Rent and office expenses increased approximately $22,000 for the year ended April 30, 2018 as compared to the comparable prior period as a result of the Company operating out of offices in California and Mexico.

Investor relations expense increased approximately $27,000 for the year ended April 30, 2018 as compared to the comparable prior period as a result of more activity in publicity for the Company.

Miscellaneous expense and other expenses, which includes costs from ProCon increased approximately $89,000 due to architectural costs and administrative cost incurred by the architects for the Cielo Mar project.

Bad debt expense increased approximately $179,000 from $10,000 for the year ended April 30, 2017 to a loss of $189,000 in the current year ended April 30, 2018 as the Company recorded approximately $195,000 in connection with its Notes receivable land contracts. The Company wrote off approximately $12,000 of rent from rental properties (all of which were sold by April 30, 2018). Due to the irregular payments from the land contracts, all but one of the land contracts have been reserved 100%.

During the fiscal year ended April 30, 2017 the Company recorded a bad debt reserve of approximately $7,000 in connection with rent due on one of its rental properties and approximately $5,000 in connection with its Notes receivable land contracts, net of $2,000 received in payment in full on a previously written off land contract receivable.

Professional fees increased approximately $184,000 for the year ended April 30, 2018 as compared to the comparable prior year mainly due to:

Audit, accounting and legal and fees increased approximately $69,000 mainly due to, the increased complexity of accounting issues and regulatory compliance costs.

Consultant fees paid increased approximately $114,000 for the year ended April 30, 2018 as compared to the comparable prior period due to increased use of a consultant due to the complexity of accounting issues and increased assistance needed with securing financing arrangements.

Impairment loss expense decreased from approximately $180,000 for the year ended April 30, 2017 to $0 for the year ended April 30, 2018 due to the Company’s determination the goodwill relating to its acquisition of ARG was impaired and a loss in the amount of approximately $180,000 was recognized in the last quarter of fiscal 2017.

Interest expense was approximately $1,141,000 for the year ended April 30, 2018 as compared to approximately $300,000 for the comparable prior year mainly due to increased debt and convertible debt during the current year and the related interest and amortization of debt discounts for the year ended April 30, 2018.

Loss on settlement of related party liabilities, Series A decreased to $0 for the year ended April 30, 2018 as compared to approximately $428,000 for the comparable prior year due to the issuance of Series A preferred stock, in fiscal 2017, in settlement of the note payable to EIG resulting in a loss in the amount of approximately $389,000 and in settlement of the advance due EIG resulting in a loss in the amount of approximately $39,000.

Gain on settlement of liabilities, Series B decreased to $0 for the year ended April 30, 2018 as compared to approximately $11,000 for the year ended April 30, 2017 due to the issuance of Series B preferred stock, in fiscal 2017, in settlement of the note payable due AMREFA.

Loss on settlement of liabilities, common stock increased to approximately $45,000 for the year ended April 30, 2018 as compared to $0 for the year ended April 30, 2017.

Derivatives gain increased from a loss of approximately $8,000 in the comparable prior year to a gain of approximately $1,114,000 for the year ended April 30, 2018 due to derivative gain on valuation of convertible debt.

LIQUIDITY

At April 30, 2018, we had total assets of approximately $1,951,000 compared to total assets of approximately $2,395,000 at April 30, 2017. The decrease in total assets was primarily due to: a decrease in Cash of approximately $183,000, Accounts Receivable decreased approximately $5,000 due the write off of rent due from tenants, Rental Property decreased approximately $732,000 due to the sale of ten remaining properties during the year ended April 30, 2018 and Notes Receivable Land Contract decreased approximately $87,000 due to the Company’s issuance of land contracts to the buyers of three of the properties sold in the year ended April 30, 2018, offset by an increase in allowance for uncollectible accounts of approximately $216,000.

These decreases were partially offset by: Other Assets increased approximately $66,000 due to an increase in activities carried on by Procon of approximately $70,000, offset by a decrease in miscellaneous assets of approximately $4,000, and Notes Receivable-Related Party increased by approximately $497,000 due to a net $497,000 loan ($50,000 was repaid) to Contel for operations of the agriculture activity.

Cash decreased approximately $183,000 for the year ended April 30, 2018. Cash used in operating activities was approximately $887,000 for the year ended April 30, 2018, as compared with cash used in operating activities of approximately $617,000 in fiscal 2017. During fiscal 2018, the Company loaned approximately $547,000 to Contel and purchased fixed assets in the amount of approximately $3,000, which were offset by proceeds from the sale of properties of approximately $505,000, proceeds from related party loan repayment of $50,000 and proceeds from notes receivable in the amount of approximately $4,000.

The Company received: approximately $705,000 in proceeds from the sale of common stock, approximately $480,000 in proceeds from advances from a related party, approximately $49,000 in proceeds note payable and approximately $1,140,000 in proceeds from convertible debentures and repaid: approximately $53,000 of notes payable to a related party, approximately $907,000 of convertible debentures, approximately $682,000 on the line of credit, and approximately $3,000 on obligations under capital leases .

At April 30, 2018, we had stockholders’ deficit of approximately $1,531,000.

In the current fiscal year, to expand the agricultural operation and to commence the Cielo Mar development activities in Baja California, we estimate that we will be required to find investment partners to provide financing in the range of $5 million to $25 million over the next 12-24 months. In order to fund the agricultural operations and the Cielomar Project, the Company executed a Letter of Intent with Global Capital Partners Fund Limited for a $5,000,000 loan secured by the Cielo Mar land.

Credit Lines

Credit Line 1

On August 2, 2016, the Company entered into a credit line promissory note (“Credit Line 1”) with its President and Chief Executive Officer (“President”) whereby the Company may borrow up to $250,000 with interest at a rate of five (5%) percent per annum. The Credit Line is unsecured and is due upon demand. During the fiscal year ended April 30, 2017 the Company borrowed $250,000 under the Credit Line. Notes payable related parties includes the amount due under the Credit Line with a balance outstanding of $250,000 less the unamortized discount of $0 and $14,947 as of April 30, 2018 and 2017, respectively.

Amortization of the related discount totaled $14,947 and $24,352 for the years ended April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with the Credit Line in the amount of $13,907 and $5,061 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Credit Line totaled $18,968 and $5,061 as of April 30, 2018 and April 30, 2017, respectively.

In connection with Credit Line 1, the Company issued the President common stock purchase warrants. The warrants entitle the President to purchase ten shares of common stock for each one ($1.00) dollar of total disbursements by the President to the Company, of up to 2,500,000 shares of common stock at an exercise price of $0.05. During the year ended April 30, 2017, 250,000 of these warrants were issued in various denominations between August 2, 2016 through February 21, 2017, resulting in a total number of warrant shares of 2,500,000 as of April 30, 2018 and 2017. The warrants have a five year term. See Notes 14 and 15.

Credit Line 2

On February 21, 2017 the Company’s President entered into an additional one year 5% Promissory Note credit line agreement (“Credit Line 2”) whereby the Company may borrow up to $250,000 with interest at a rate of five (5%) percent per annum with an original due date of February 22, 2018. Credit Line 2 is unsecured and is now due upon demand. During the fiscal year ended April 30, 2017 the Company borrowed $205,000 under Credit Line 2 and during the fiscal year ended April 30, 2018 the Company borrowed the remaining $45,000 under the Credit Line 2. Notes payable related parties includes the amount due under the Credit Line 2 with a balance outstanding of $250,000 and $205,000 less the unamortized discount of $0 and $43,058 as of April 30, 2018 and 2017, respectively.

Amortization of the related discount totaled $50,648 and $8,245 for the years ended April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with the Credit Line in the amount of $9,554 and $1,581 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Credit Line 2 totaled $11,135 and $1,581 as of April 30, 2018 and April 30, 2017, respectively.

In connection with the Credit Line 2, the Company issued the President common stock purchase warrants. The warrants entitle the President to purchase ten shares of common stock for each one ($1.00) dollar of total disbursements by the President to the Company, of up to 2,500,000 shares of common stock at an exercise price of $0.05. During the year ended April 30, 2017, 205,000 of these warrants were issued in various denominations between February 22, 2017 through March 20, 2017, resulting in a total number of warrant shares of 2,050,000 as of April 30, 2017. During the year ended April 30, 2018 the remaining 450,000 warrants were issued in three 150,000 increments between July 5, 2017 and July 13, 2017 resulting in a total number of warrant shares of 2,500,000 as of April 30, 2018. The warrants have a five year term. See Notes 14 and 15.

Credit Line 3

On July 19, 2017 the Company’s President entered into a one year unsecured 5% Promissory Note (“Credit Line 3”) whereby the Company may borrow up to $250,000 with interest at a rate of five (5%) percent per annum due on July 19, 2018. During the year ended April 30, 2018 the Company borrowed $250,000 under Credit Line 3 and repaid $20,100. Notes payable related parties includes the amount due under Credit Line 3 with a balance outstanding of $229,900 and $0 as of April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with Credit Line 3 in the amount of $13,784 and $0 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Credit Line 3 totaled $13,784 and $0 as of April 30, 2018 and April 30, 2017, respectively.

Credit Line 4

During the year ended the Company’s President entered into an unsecured 5% Promissory Note (“Credit Line 4”) whereby the Company borrowed a total of $185,155 with interest at a rate of five (5%) percent per annum, which is payable on July 19, 2018. During the year ended April 30, 2018 the Company repaid $32,500 of Credit Line 4. Notes payable related parties includes the amount due under these notes, with a balance outstanding of $152,655 and $0 as of April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with these notes in the amount of $6,730 and $0 for the year ended April 30, 2018 and 2017, respectively. Accrued interest due under the Credit Line totaled $6,730 and $0 as of April 30, 2018 and 2017, respectively.

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

On February 21, 2017, the Company sold to Power Up Lending Group, Ltd. a convertible note in the amount of $103,500, bearing interest at the rate of 12% per annum, and due November 30, 2017.

On March 15, 2017, the Company issued to Bellridge Capital, LP an institutional lender a $5,000 Original Issue Discount 10% Convertible Debenture in the principal amount of $105,000, due March 15, 2018.

On March 21, 2017, the Company issued a 7% Fixed Convertible Promissory Note in the principal amount of $105,000 due September 21, 2018 to Tangiers Global, LLC.

On March 30, 2017, the Company issued a 7% Fixed Convertible Promissory Note in the principal amount of $100,000 due September 22, 2017 to Silo Equity Partners Venture Fund, LLC.

On April 27, 2017, the Company issued a 10% Fixed Convertible Promissory Note in the principal amount of $113,000 due April 3, 2018 to EMA Financial, LLC.

On May 3, 2017, the Company issued an 8% Fixed Convertible Promissory Note in the principal amount of $110,000 due November 29, 2017 to Vista Capital Investments, LLC. Additionally, we issued 2,000,000 warrants pursuant to the terms of the securities purchase agreement with an exercise price of $0.05 per share.

On May 15, 2017, the Company issued a 12% Fixed Convertible Promissory Note in the principal amount of $46,500 due February 15, 2018 to Power Up Lending Group, Ltd.

On May 10, 2017, the Company issued a 12% Fixed Convertible Promissory Note in the principal amount of $113,000 due February 10, 2018 to JSJ Investments Inc.

On August 25, 2017, the Company issued to Power Up Lending Group, Ltd. a convertible Promissory Note in the principal amount of $78,000 due May 20, 2018.

Pursuant to a Securities Purchase Agreement, dated November 8, 2017, between the Company and Power Up Lending Group Ltd., the Company issued a 12% Convertible Promissory Note in the principal amount of $51,500 due August 15, 2018 to the lender.

On October 17, 2017, the Company issued to Tangiers Global LLC a 12% Fixed Convertible Promissory Note in the principal amount of $306,804 due July 13, 2018. In connection with the Tangiers Convertible Note, the Company entered into a Forbearance Agreement, dated as of April 27, 2018 (the “Forbearance Agreement”), pursuant to which Tangiers agreed to refrain and forbear from exercising and enforcing its remedies under the Outstanding Note, or any of the other agreements entered into in connection with the transactions contemplated thereby, until July 16, 2018, and to extend the Maturity Date of the Outstanding Note to July 16, 2018. Tangiers agreed to extend the prepayment schedule as to provide for the Company’s prepayment right in under 90 days at 115% of Principal Amount of the Outstanding Note. Tangiers further agreed to refrain from exercising its conversion rights under the Outstanding Note until July 16, 2018. Contemporaneously with the execution of the Forbearance Agreement, the Company agreed to make a $122,721.60 cash payment to Tangiers as a Forbearance Payment.

On May 7, 2018, as a part of the Forbearance Agreement modification to the October 17, 2017 Tangiers Convertible Note, we issued Tangiers a 12% Fixed Convertible Promissory Note dated April 27, 2018 in the principal amount of $236,085 due November 27, 2018. The amount of $13,363.40 was retained by the Tangiers through an original issue discount for due diligence and legal bills related to this transaction, and the Company received net proceeds of $222,721.60. The Company paid $122,721.60 to Tangiers to make the required payment in that amount under the Forbearance Agreement described above. In connection with the Forbearance Agreement, on April 27, 2018 the Company issued Tangiers a five-year common stock purchase warrant to purchase 1,000,000 shares of the Company’s Common Stock, exercisable at a price of $0.05 per share.

On November 24, 2017, the Company issued to Blue Hawk Capital, LLC a 12% Fixed Convertible Promissory Note in the principal amount of $65,000 due August 20, 2018. Pursuant to a June 14, 2018 amendment to the Convertible Note, Blue Hawk Capital agreed to extend the Maturity Date of the Convertible Note to July 10, 2018, in exchange for increasing the applicable prepayment penalty under the Convertible Note from 125% to 135%.

On December 4, 2017, the Company issued to Auctus Fund, LLC a 12% Convertible Promissory Note in the principal amount of $110,875 due August 29, 2018. We entered into an agreement with Auctus Fund to amend the Note effective May 31, 2018, which provided for the following amendments to the Note: in consideration of the Company’s having made a cash payment of $5,000 by before June 4, 2018, which does not reduce the balance owed under the Note, (i) Auctus Fund is entitled to effectuate a conversion under the Note on or after July 10, 2018, (ii) the “125%” prepayment amount in Section 1.9(b) of the Auctus Note is increased to “135%”, and (iii) the Company is permitted to exercise its right to prepay the Note at any time before July 10, 2018.

Effective on January 17, 2018, the Company Power Up Lending, Ltd. a convertible note in the amount of $63,000, bearing interest at the rate of 12% per annum, and due October 30, 2018.

Effective on February 17, 2018, the Company issued Power Up Lending Group Ltd. a convertible note in the principal amount of $83,000, bearing interest at the rate of 12% per annum. The Convertible Note is payable, along with interest thereon on November 30, 2018.

On March 14, 2018, issued to Adar Bays, LLC an 8% Convertible Redeemable Note in the principal amount of $78,750 and due on March 12, 2019. In connection with the issuance of the Adar Bays Note, the Company issued two back end notes (“Back End Note”) each in the principal amount of $78,750, where the Company has the option to have Adar Bays fund the notes.

Effective on April 6, 2018, the Company issued a convertible note in the principal amount of $113,000, bearing interest at the rate of 12% per annum, to JSJ Investments Inc. The Maturity Date of the Note is April 6, 2019.

The Company issued on May 24, 2018 a 12% Fixed Convertible Promissory Note in the original principal amount of $105,000 due November 22, 2018 to Tangiers Global, LLC.

On May 30, 2018 the Company entered into a financing commitment agreement with Global Capital Partners Fund Limited (the “Lender”) for a 12 month and one 12 month extension $5,000,000 financing secured by a first mortgage lien on our Cielo Mar property in Baja California, Mexico. The financing commitment is subject to execution of definitive agreements and fulfillment of the closing conditions in such agreements. The Lender’s fee is 3%, or $150,000, of which the Company paid $55,000, the balance being due at closing. The Company also paid for appraisal costs of $19,795. The initial Loan term is one year, with the option of the Company at the end of the first year to extend the term of the Loan for an additional year.

Pursuant to the terms of a Securities Purchase Agreement, dated June 14, 2018, the Company issued to Bellridge Capital, LP a $7,500 Original Issue Discount 12% Convertible Debenture in the principal amount of $157,500, due June 14, 2019.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the discussion of the Company’s accounting policies included in the financial statements in this report. We consider the following accounting policies to be the most critical going forward:

Basis of Presentation - The Company’s financial statements for the year ended April 30, 2018, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

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

Basis of consolidation - The consolidated financial statements include the accounts and records of the Company and its wholly-owned subsidiaries: ProGreen Realty, ProGreen Farms US LLC, Progreen Properties Management, ProGreen Construction, ARG, LLC, 21000 Westover LLC, 20210 Westover LLC, 21112 Evergreen LLC, 21421 Greenview LLC, 21198 Berg LLC, 23270 Helen LLC, Progreen Properties VII LLC, Progreen Properties XI LLC, Progreen Properties II, LLC, Franklin Pointe Drive LLC, 20351 Lacrosse LLC, Progreen Properties III LLC, 25825 Lahser Unit Two LLC and 24442 Kinsel LLC and its 51% controlling interest in Procon Baja JV, S.R.L. DE C..V . All significant intercompany accounts and transactions have been eliminated. FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest.

Notes Receivable - Land Contracts - The notes receivable land contracts are carried at amortized cost. Interest income on the notes receivable is recognized on the accrual basis based on the principal balances outstanding. An allowance for doubtful accounts in the amount of $221,080 and $4,800 has been recorded at April 30, 2018 and 2017.

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

When the ultimate collectability of the principal of an impaired note receivable is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the note receivable becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. A note receivable is written off when it is no longer realizable and/or legally discharged. As of April 30, 2018 and 2017, the Company had four and two impaired notes receivable, respectively.

Property sales revenue recognition - Property sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, “Property, Plant, and Equipment - Real Estate Sales” (“ASC 360-20”), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. In in connection with the sale of three properties, which the Company financed, at April 30, 2018 and 2017, deferred profit on such sales totaled approximately $64,000 and $42,000, respectively, which is offset against the notes receivable balance on the face of balance sheet. See Note 5.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

ProGreen US, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProGreen US, Inc. and its subsidiaries (collectively, the “Company”) as of April 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since January, 2015.

Houston, Texas

August 14, 2018

ProGreen US, Inc.

Consolidated Balance Sheets

	April 30, 2018	April 30, 2017

Assets
Rental property, net accumulated depreciation of $0 and $32,431	$-	$732,023
Land under development	500,000	500,000
Property	500,000	1,232,023
Cash	106,256	289,095
Accounts receivable, net of allowance of $37,960 and $7,395	-	4,850
Notes receivable - land contracts, net of allowance of $221,080 and $4,800	70,659	158,153
Other assets	82,909	17,063
Note receivable - related party	1,187,500	690,500
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $46,703 and $44,301	3,804	3,091
Total assets	$1,951,128	$2,394,775

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$348,657	$117,068
Obligations under capital lease	-	3,373
Reservation and tenant deposits	48,085	21,313
Notes payable	23,512	214,106
Note payable, related parties, net of discount of $0 and $58,005, respectively	882,555	396,995
Note payable - Ann Arbor	58,952	450,258
Derivative liabilities	772,895	361,742
Convertible debentures, net of discount of $32,682 and $65,184, respectively	839,247	566,316
Dividend payable	108,579	13,767
Liability under land contract – related party	400,000	450,000
Total liabilities	3,482,482	2,594,938

Stockholders’ deficit
Convertible preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 967,031 and 967,031 shares issued and outstanding, at April 30, 2018 and April 30, 2017	97	97
Convertible preferred stock, Series B $.0001 par value, 8,534,625 shares authorized, 8,534,625 and 8,534,625 shares issued and outstanding at April 30, 2018 and April 30, 2017	853	853
Common stock, $.0001 par value, 1,250,000,000 shares authorized, 421,577,283 and 349,811,110 outstanding
at April 30, 2018 and April 30, 2017	42,157	34,981
Additional paid in capital	6,221,833	6,379,564
Accumulated other comprehensive income	(30,999)	2,357
Accumulated deficit	(7,723,312)	(6,617,353)
Total controlling interest	(1,489,371)	(199,501)
Noncontrolling interest in consolidated subsidiary	(41,983)	(662)
Total stockholders’ deficit	(1,531,354)	(200,163)
Total liabilities and stockholders’ deficit	$1,951,128	$2,394,775

See accompanying Notes to Consolidated Financial Statements

ProGreen US, Inc.

Consolidated Statements of Operations

	Years Ended
	April 30
	2018	2017
Revenues:

Rental revenue	$24,819	$90,768
Net loss on sale of properties	(99,998)	(20,635)
Commission revenue	-	3,570
Other income	-	1,138
Total Revenue	$(75,179)	$74,841
Expenses:
Selling, General & administrative	305,036	409,413
Bad debt loss net of recovery	189,046	9,960
Professional fees	412,089	228,067
Impairment loss	-	180,011
Total operating expenses	$906,171	$827,451

Operating loss	(981,350)	(752,610)
Other expenses and income:
Interest expense, net	(1,140,728)	(300,241)
Loss on settlement of related party liabilities, convertible preferred stock, Series A	-	(428,105)
Gain on settlement of liabilities, redeemable, convertible preferred stock, Series B	-	10,803
Loss on settlement of liabilities, common stock	(44,659)	-
Gain (loss) on change in fair value of derivative liabilities	1,114,269	(7,793)
Loss before income tax expense	$(1,052,468)	$(1,477,946)
Net Loss	$(1,052,468)	$(1,477,946)
Less: Net loss attributable to noncontrolling interest	$(41,321)	$(662)
Net Loss attributable to parent	$(1,011,147)	$(1,477,284)
Deemed dividend on redeemable, convertible preferred stock, Series B	$94,812	$98,025
Net Loss attributable to parent common shareholders	$(1,105,959)	$(1,575,309)
Other comprehensive (loss) income
Change in foreign currency translation adjustments	$(33,356)	$2,357
Other comprehensive (loss) income	$(33,356)	$2,357
Comprehensive net loss	$(1,139,315)	$(1,572,952)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and fully diluted	377,694,493	345,686,744

See accompanying Notes to Consolidated Financial Statements

ProGreen US, Inc.

Consolidated Statements of Stockholders’ Deficit

	Controlling Interest
	Number of Common Stock Issued and Outstanding	Common Stock	Number of Series A Preferred Stock Issued and Outstanding	Preferred Stock Series A	Number of Series B Preferred Stock Issued and Outstanding	Preferred Stock Series B	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Net Stockholders’ Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance at April 30, 2016	336,919,939	$33,692	-	$-	-	$-	$3,700,764	$(5,031,490)	$-	$(1,297,034)	$-	$(1,297,034)

Stock issued under convertible debenture	1,426,000	143	-	-	-	-	19,812	-	-	19,955	-	19,955
Stock issued under previous subscription agreement	9,775,171	977	-	-	-	-	(977)	-	-	-	-	-
Stock issued in settlement of accrued interest	1,690,000	169	-	-	-	-	50,531	-	-	50,700	-	50,700
Tainting due to convertible debt and warrants	-	-	-	-	-	-	(83,302)	-	-	(83,302)	-	(83,302)
Accretion of redeemable, convertible preferred stock, Series B	-	-	-	-	-	-	(98,025)	-	-	(98,025)	-	(98,025)
Dividend on redeemable, convertible preferred stock, Series B	-	-	-	-	-	-	-	(108,579)	-	(108,579)	-	(108,579)
Convertible preferred stock, Series B issued in settlement of liabilities	-	-	-	-	8,534,625	853	1,353,592	-	-	1,354,445	-	1,354,445
Convertible preferred stock, Series A issued in settlement of related party liabilities	-	-	667,031	67	-	-	1,111,651	-	-	1,111,718	-	1,111,718
Convertible preferred stock, Series A issued for subscription receivable	-	-	200,000	20	-	-	199,980	-	-	200,000	-	200,000
Convertible preferred stock, Series A issued for cash from related party			100,000	10	-	-	99,990	-	-	100,000	-	100,000
Compensation - restricted stock units	-	-	-	-	-	-	6,626	-	-	6,626	-	6,626
Common stock warrants issued for services					-	-	16,516	-	-	16,516	-	16,516
Capital contribution Procon subsidiary	-	-	-	-	-	-	2,406	-	-	2,406	-	2,406
Net loss	-	-	-	-	-	-	-	(1,477,284)	-	(1,477,284)	(662)	(1,477,946)
Other comprehensive income					-	-			2,357	2,357	-	2,357
Balance at April 30, 2017	349,811,110	$34,981	967,031	$97	8,534,625	$853	$6,379,564	$(6,617,353)	$2,357	$(199,501)	$(662)	$(200,163)

Common stock issued for conversion of convertible debt	15,234,935	1,523	-	-	-	-	99,575	-	-	101,098	-	101,098
Dividend on redeemable, convertible preferred stock, Series B								(94,812)		(94,812)		(94,812)
Compensation - restricted stock units	-	-	-	-	-	-	1,000	-	-	1,000	-	1,000
Common stock issued for convertible note settlement	926,000	93	-	-	-	-	17,686	-	-	17,779	-	17,779
Common Stock issued for cash	47,714,255	4,771	-	-	-	-	699,831	-	-	704,602	-	704,602
Reclassification of derivative liability due to conversion	-	-	-	-	-	-	374,354	-	-	374,354	-	374,354
Tainting due to convertible debt and warrants	-	-	-	-	-	-	(151,166)	-	-	(151,166)	-	(151,166)
Warrants issued for services	-	-	-	-	-	-	22,533		-	22,533	-	22,533
Common stock issued for cashless warrant exercise	7,390,983	739	-	-	-	-	(739)	-	-	-	-	-
Warrants issued related to convertible debt							28,810			28,810		28,810
Common Stock - True Up Features	-	-	-	-	-	-	(1,258,239)	-	-	(1,258,239)	-	(1,258,239)
Common stock issued for services	500,000	50	-	-	-	-	8,624	-	-	8,674	-	8,674
Other comprehensive loss	-	-	-	-	-	-		-	(33,356)	(33,356)	-	(33,356)
Net loss	-	-	-	-	-	-		(1,011,147)	-	(1,011,147)	(41,321)	(1,052,468)
Balance at April 30, 2018	421,577,283	$42,157	967,031	$97	8,534,625	$853	$6,221,833	$(7,723,312)	$(30,999)	$(1,489,371)	$(41,983)	(1,531,354)

See accompanying Notes to Consolidated Financial Statements

ProGreen US, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	April 30,
	2018	2017
Cash used in operating activities
Net loss	$(1,052,468)	$(1,477,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	1,000	6,626
Depreciation	17,806	38,327
Bad debt expense net of recovery	189,046	9,960
Net loss on sale of rental properties	99,998	20,635
(Gain) loss on change in fair value of derivative liabilities	(1,114,269)	7,793
Loss on settlement of liabilities	44,659	-
Gain on settlement of liabilities, Series B	-	(10,803)
Loss on settlement of related party liabilities, Series A	-	428,105
Amortization of debt discount	656,381	220,322
Warrants issued for services	22,533	16,516
Warrants issued related to convertible debt	28,810	-
Common stock issued for services	8,674	-
Impairment of goodwill	-	180,011
Changes in operating assets and liabilities:
Accounts receivable	13,090	(19,923)
Accounts payable and accrued expenses	238,640	(39,014)
Reservation and tenant deposits	35,585	5,283
Other assets	(76,953)	(3,163)
Cash Provided used in operating activities	(887,468)	(617,271)

Cash used in investing activities
Purchase of office equipment	(3,115)	-
Proceeds from sale of properties	504,995	369,000
Proceeds from notes receivable-land contracts	4,128	1,444
Purchase of land	-	(50,000)
Loan for note receivable - related party	(547,000)	(580,500)
Loan repayment by related party	50,000	-
Cash provided by (used in) investing activities	9,008	(260,056)

See accompanying Notes to Consolidated Financial Statement

ProGreen US, Inc.

Consolidated Statements of Cash Flows

Cash provided by (used in) financing activities
Proceeds from convertible preferred stock, Series A issued for cash from related party	-	100,000
Proceeds from the sale of common stock	704,602	-
Proceeds from notes payable-related party	480,155	455,000
Proceeds from notes payable	49,000	-
Repayment of notes payable – Bank of Ann Arbor	(631,581)	(39,742)
Repayment of notes payable related party	(52,600)	(40,000)
Repayment of liability under land contract	(50,000)	-
Proceeds from convertible debentures	1,139,938	726,200
Repayment of convertible debentures	(907,164)	(127,000)
Dividend paid by cash	-	(94,812)
Capital Contribution – Procon Subsidirary	-	2,406
Decrease in obligations under capital leases	(3,373)	(7,929)
Cash provided by financing activities	728,977	974,123
Effect of foreign exchange on cash	(33,356)	2,357
Net change in cash	(182,839)	99,153

Cash at beginning of period	289,095	189,942
Cash at end of period	$106,256	$289,095
Supplemental information:
Cash paid for interest	$280,027	$77,037

Noncash investing and financing transactions:
Convertible preferred stock, Series A issued in settlement of related party liabilities	$-	$683,613
Convertible preferred stock, Series A issued for subscription receivable	$-	$200,000
Redeemable, convertible preferred stock, Series B issued in settlement of liabilities	$-	$1,256,420
Re-class of temporary equity to permanent equity	$-	$1,354,445
Tainting on convertible notes and warrants	$151,166	$83,302
Reclassification of derivative liability due to conversion	$374,354	$-
Accretion of redeemable, convertible preferred stock, Series B	$-	$98,025
Series B preferred stock dividend declared but not paid	$94,812	$13,767
Stock issued under previous subscription agreement	$-	$977
Discount on derivative liability	$490,371	$270,647
Common stock issued for conversion of convertible debt	$101,098	-
Deferred gain on sale of rental properties	$64,374	$41,603
Note receivable - land contracts issued for sale of properties	$176,000	$206,000
Land purchased under land contract	$-	$450,000
Accrued interest rolled into principal	$681	$-
Derivative liability due to true up feature of common shares issued	$1,258,239	$-
Stock issued in settlement of accrued interest	$-	$50,700
Debt discount on common stock issued under convertible debentures	$-	$19,955
Common stock issued for cashless warrant exercise	$739	$-

See accompanying Notes to Consolidated Financial Statement

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

These investment properties are marketed exclusively by ProGreen Realty and managed by ProGreen Management. As of April 30, 2018 the Company owned no investment properties.

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

A portion of the property acquired by Contel is currently developed for agricultural purposes. The remaining parcels will be developed for agricultural use or developed as a multi-use property. The Company initially committed to a loan of up to the amount of $350,000 and on February 1, 2017, the Company increased its loan commitment to Contel to up to $1,000,000 from $350,000. On April 18, 2018, the loan commitment was increased to $1,500,000.

The Company performed an initial assessment of Contel for consolidation based on the provisions of FASB ASC 810 - Consolidation (“ASC 810”) for the year ended April 30, 2017. ASC 810 approach is to determine a variable interest entity’s (“VIE”) primary beneficiary and requires companies to more frequently reassess whether they must consolidate or deconsolidate VIEs. The accounting standard requires a qualitative, rather than quantitative, analysis to determine the primary beneficiary of a VIE for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has (a) the power to direct the VIE activities that most significantly affect the VIE’s economic performance, and (b) the right to receive benefits of the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant to the VIE. The Company has determined that Contel does have the characteristics of a VIE. ProGreen has no direct ownership in Contel and no power to direct the activities of Contel, and its relationship to Contel is limited to a loan, secured by land. As ProGreen has no power over management of Contel, ProGreen is not the primary beneficiary and therefore does not need to consolidate Contel. The maximum exposure for loss is limited to the outstanding loan balance. During the year ended April 30, 2018, there were no reconsideration events under ASC 810-10-35-4. As such, the status of Contel did not change as of April 30, 2018.

The Company is entitled a 50% share of Contel’s profits and losses after all outstanding loan amounts are repaid. See Note 7.

On March 8, 2016, the Company restructured its working arrangements with AMREFA. The Company entered into an agreement to purchase AMREFA’s U.S. subsidiary, ARG LLC which was, amended March 16, 2016, which holds real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which the Company managed for AMREFA. The purchase price was paid by the issuance to AMREFA of 8,093,541 shares of a new Series B Preferred Stock which were issued in the fiscal year ended April 30, 2017. Also acquired were 14 wholly-owned subsidiaries of ARG LLC that holds ownership of the real estate properties: 21000 Westover LLC, 20210 Westover LLC, 21112 Evergreen LLC, 21421 Greenview LLC, 21198 Berg LLC, 23270 Helen LLC, Progreen Properties VII LLC, Progreen Properties XI LLC, Progreen Properties II, LLC, Franklin Pointe Drive LLC, 20351 Lacrosse LLC, Progreen Properties III LLC, 25825 Lahser Unit Two LLC and 24442 Kinsel LLC. As of April 30, 2018, all properties in Michigan have been sold. See Notes 5 and 6.

On June 17, 2016, the Company formed Procon Baja JV, S.DE R.L. DE C.V (“Procon”), a subsidiary owned by Progreen (51%) and Inmobiliaria Contel S.R.L.C.V. (Contel). Procon is managed by a board of Managing Directors consisting of three members, of which two represent Progreen and one represents Contel. On January 23, 2017, Procon entered into a definitive purchase agreement for, and has taken possession of, a tract of land situated near the town of El Rosario in Baja California, Mexico. The purchased land was formerly owned by a relative of Contel’s majority shareholder. The land, planned for residential real estate development, is bordering the Pacific Ocean and covers a total area of approximately 2,016 ha (5,000 acres) with 4.5 miles of ocean front. The execution of the deed transferring the 5,000-acre oceanfront property to Procon was completed on March 15, 2017, and a Master Plan for all of this land is being created for a resort-type retirement and vacation community with the name “Cielo Mar”. In connection with this purchase the Company has recorded land in the amount of $500,000 (for which no interest is due), paid $50,000 during each of the years ended April 30, 2017 and 2018 and recorded a liability under land contract for the balance due in the amount of $400,000 as of April 30, 2018. See Notes 3 and 10.

On January 15, 2017 the Company entered into a loan agreement with its 51% owned subsidiary Procon, whereby the Company has agreed it will grant a loan to Procon in as much amount as is needed to accomplish Procon’s objectives. Procon will repay all borrowings received under the loan once Procon has sufficient income. The loan bears interest at a 6% per annum from the date of each borrowing until repaid. As of the April 30, 2018 the Company loaned Procon a total of $255,000 to fund operations. The amount due under the loan and accrued interest payable totaled $255,000 and $9,051, respectively, at April 30, 2018. All significant intercompany accounts and transactions have been eliminated. FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. As Procon is owned by 51 % by Progreen, Procon is included in the Company’s consolidated financial statements for the year ended April 30, 2018.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

On June 8, 2017 Cielo Mar Reservations LLC (“Cielomar”) was formed as a wholly owned subsidiary of the Company which manages the Company owned properties. All assets, liabilities, revenues and expenses are included in the consolidated financial statements of the Company.

ProGreen Farms US LLC (“ProGreen Farms”) was formed on December 28, 2017 to provide administrative assistance to Contel. The responsibilities of ProGreen Farms is limited to the coordination and billing of shipments of Contel’s produce within the United States. ProGreen Farms does not hold any management authority over Contel.

We moved our offices from Oakland County, Michigan, to San Diego, California, proximate to our agricultural and development projects in Baja California, on which our current business operations are focused.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

GOING CONCERN

The Company’s financial statements for the year ended April 30, 2018, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred losses from operations since its change of ownership, management and line of business. Management recognizes successful business operations and the Company’s transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of uncertainties.

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

In the current fiscal year, the Company used approximately $887,000 of cash to support its operations and such cash needs are expected to continue in the upcoming year. As of April 30, 2018, the Company has approximately $106,000 in cash.

During the year ended April 30, 2018 the Company financed its operations through proceeds from related party advances, proceeds from issuance of common stock, proceeds from notes payable and issuance of convertible debt. Also, during the year ended April 30, 2018, the Company sold the remaining properties acquired in its fiscal 2016 purchase of ARG.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Basis of consolidation

The consolidated financial statements include the accounts and records of the Company and its wholly-owned subsidiaries: Cielo Mar Reservations LLC, ProGreen Farms US LLC, ProGreen Realty, Progreen Properties Management, ProGreen Construction, ARG, LLC, 21000 Westover LLC, 20210 Westover LLC, 21112 Evergreen LLC, 21421 Greenview LLC, 21198 Berg LLC, 23270 Helen LLC, Progreen Properties VII LLC, Progreen Properties XI LLC, Progreen Properties II, LLC, Franklin Pointe Drive LLC, 20351 Lacrosse LLC, Progreen Properties III LLC, 25825 Lahser Unit Two LLC and 24442 Kinsel LLC and its 51% controlling interest in Procon Baja JV, S.DE.R.L. DE C.V.. All significant intercompany accounts and transactions have been eliminated. FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest.

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

Rental property and property under development

The fair value of rental property and property under development acquired as part of business combination is based on estimated selling prices of the properties, net of estimated selling costs. See Note 6.

Land under Development

Land under development is recorded at cost.

Cash

Cash consists solely of cash on deposit with financial institutions.

Allowance for doubtful accounts

An allowance for doubtful accounts is management’s best estimate of the probable credit losses in the existing accounts receivable. Management determines the allowance based on historical write-off experience and an understanding of customer payment history. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that determination is made. An allowance for doubtful accounts in the amount of $37,960 and $7,395 has been recorded at April 30, 2018 and 2017.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Notes Receivable - Land Contracts

The notes receivable land contracts are carried at amortized cost. Interest income on the notes receivable is recognized on the accrual basis based on the principal balances outstanding. An allowance for doubtful accounts in the amount of $221,080 and $4,800 has been recorded at April 30, 2018 and 2017.

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

When the ultimate collectability of the principal of an impaired note receivable is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the note receivable becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. A note receivable is written off when it is no longer realizable and/or legally discharged. As of April 30, 2018 and 2017, the Company had four and two impaired notes receivable, respectively. See Note 5.

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

Property sales revenue recognition

Property sales revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is provided by the Company and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, “Property, Plant, and Equipment - Real Estate Sales” (“ASC 360-20”), the profit on such sales is deferred or recognized under the installment method, unless there is a loss on the sale in which case the loss on such sale would be recognized at the time of closing. In in connection with the sale of three and two properties, which the Company financed, at April 30 2018 and 2017 deferred profit on such sales totaled $64,374 and $41,603, respectively, which are offset against the notes receivable balance on the face of balance sheets. See Note 5.

Advertising costs

Advertising costs are expensed as incurred. Total advertising expenditures for the years ended April 30, 2018 and 2017 were approximately $190 and $2,900, respectively.

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

Based on the conversion prices in effect, the potentially dilutive effects of 14,000,000 and 11,550,000 warrants were not considered in the calculation of EPS as the effect would be anti-dilutive on April 30, 2018 and 2017, respectively.

Based on the conversion prices in effect, if all convertible debt were converted into equity (including those that were not yet convertible as of April 30 ,2018), the potentially dilutive effects of 87,051,492 and 11,652,550 due to convertible debt were not considered in the calculation of EPS as the effect would be anti-dilutive on April 30, 2018 and 2017, respectively.

Based on the conversion prices in effect, the potentially dilutive effects of 293,039,697 and 290,399,700 due to convertible preferred stock series A were not considered in the calculation of EPS as the effect would be anti-dilutive on April 30, 2018 and 2017.

Based on the conversion prices in effect, the potentially dilutive effects of 59,756,142 and 59,756,142 due to convertible preferred stock series B were not considered in the calculation of EPS as the effect would be anti-dilutive on April 30, 2018 and 2017, respectively.

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Reclassifications

Certain amounts in previous periods have been reclassified to conform to 2018 classifications.

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

The Company adopted ASU 2017-11 for the year ended April 30, 2018. Due to the adoption, the warrants issued to Vista Capital were not accounted for as a derivative unless tainted otherwise. See Note 15 and Note 16. There was no activities for prior years which fall under this guidance. As such, early adoption has no effect on prior years.

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

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606. The Company adopted Topic 606 as of May 1, 2018 as required by ASU 2016-10. The Company determined the impact of ASU 2016-10 was immaterial as the Company has not generated revenue subsequent to April 30, 2018.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Management has considered all recent accounting pronouncements issued since and their potential effect on our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Note 2. Rental Properties and Property Under Development

Rental properties and property under development at April 30, 2018 and 2017 are summarized as follows:

	April 30, 2018	April 30, 2017
Rental Properties	$-	$764,454
Less: accumulated depreciation	-	(32,431)
Rental properties, net of accumulated depreciation	-	732,023

Depreciation expense for the years ended April 30, 2018 and 2017 totaled $15,404 and $29,790, respectively.

The Company sold all of its properties as of April 30, 2018 and owned ten rental properties as of April 30, 2017.

Note 3. Land under Development and Liability under Land Contract-Related Party

The Company held land under development in the amount of $500,000 as of April 30, 2018 and 2017. During the year ended April 30, 2017, the Company through its subsidiary Procon, purchased the first tract of land for residential real estate development. The purchased land was formerly owned by a relative of Contel’s majority shareholder. Under the terms of the definitive purchase agreement, the Company has recorded land at cost in the amount of $500,000, paid $50,000 during each of the years ended April 30, 2018 and 2017 of the purchase price and recorded a liability under land contract for the balance due in the amount of $400,000 and $450,000 as of April 30, 2018 and 2017. See Notes 1 and 10. No interest is due under the terms of the definitive purchase agreement. The payments are due as follows:

Year Ending	April 30,
2019	$100,000
2020	100,000
2021	100,000
2022	100,000
$400,000

Note 4. Accounts Receivable

Accounts receivable totaled $0 and $4,850 at April 30, 2018 and 2017, respectively and is comprised of amounts rent due from tenants in the amount of $37,960 and $12,245 at April 30, 2018 and 2017, respectively. During the year ended April 30, 2018 the Company sold all its remaining properties. During the years ended April 30, 2018 and 2017, management determined the rent due from all tenants and one tenant may not be collectible and an allowance for uncollectible accounts receivable was established in the amount of $37,960 and $7,395, respectively, resulting in net accounts receivable of $0 and $4,850 at April 30, 2018 and 2017, respectively. Bad debt expense in the amount of $11,646 and $7,395 is included in the accompanying Consolidated Statements of Operations for the years ended April 30, 2018 and 2017, respectively.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Note 5. Notes Receivable - Land Contracts and Gain on Sale of Properties and Property under Development

On April 6, 2018 the Company sold one of its rental properties located at 34780 West Mile Road with a selling price of $90,000. Proceeds net of closing costs totaled $80,906) in the year ended April 30, 2018 and the Company recognized a loss on the sale of this property in the amount of $24,131.

On March 8, 2018 the Company sold one of its rental properties located at 21198 Berg with a selling price of $65,000. The Company received a deposit of $13,000 and issued a secured Land Contract to the buyer, for the balance owed in the amount of $52,000, to be paid in monthly installments, including principal and interest, beginning April 1 2018 through March 7, 2021. The Land Contract bears interest at 8% per annum. Proceeds net of closing costs totaled $10,354. In the year ended April 30, 2018 the Company recognized a deferred gain on the sale of this property in the amount of $22,631 which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $52,000 and $0 plus accrued interest in the amount of $353 and $0 as of April 30, 2018 and 2017, respectively. At April 30, 2018 and 2017 the deferred profit on the sale of this property totaled $22,632.

On February 1, 2018 the Company sold one of its rental properties located at 21112 Evergreen with a selling price of $45,000. Proceeds net of closing costs $40,311 in the year ended April 30, 2018 and the Company recognized a loss on the sale of this property in the amount of $52,894.

On January 8, 2018 the Company sold one of its rental properties located at 7648 Woodview with a selling price of $83,000. Proceeds net of closing costs $75,995 in the year ended April 30, 2018 and the Company recognized a loss on the sale of this property in the amount of $25,372.

On December 12, 2017 the Company sold one of its rental properties located at 27971 Rollcrest Road with a selling price of $75,000. Proceeds net of closing costs $69,824 in the year ended April 30, 2018 and the Company recognized a gain on the sale of this property in the amount of $3,607.

On December 8, 2017 the Company sold one of its rental properties located at 25825 Lahser Road with a selling price of $34,000. Proceeds net of closing costs totaled $30,084 in the year ended April 30, 2018 and the Company recognized a loss on the sale of this property in the amount of $19,502.

On July 12, 2017 the Company sold one of its rental properties located at 20351 Lacrosse with a selling price of $126,000. Proceeds net of closing costs $113,617 in the year ended April 30, 2018 and the Company recognized a gain on the sale of this property in the amount of $20,621.

On June 16, 2017 the Company sold one of its rental properties located at 26005 Franklin Pointe-with a selling price of $92,000. Proceeds net of closing costs totaled $82,597 in year ended April 30, 2018 and the Company recognized a loss on the sale of this property in the amount of $2,777.

On May 23, 2017 the Company sold one of its rental properties located at 20210 Westover with a selling price of $45,000. The Company received a deposit of $5,000 and issued a secured Land Contract to the buyer, for the balance owed in the amount of $40,000, to be paid in monthly installments, including principal and interest, beginning July 1, 2017 through May 20, 2020. The Land Contract bears interest at 8% per annum. Proceeds net of closing costs totaled $1,475. In the in the year ended April 30, 2018 the Company recognized a deferred gain on the sale of this property in the amount of $15,297 which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $38,836 and $0 plus accrued interest in the amount of $1,536 and $0 as of April 30, 2018 and 2017, respectively. At April 30, 2018 and 2017 the deferred profit on the sale of this property totaled $15,297 and $0, respectively.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

On May 23, 2017 the Company sold one of its rental properties located at 21000 Westover with a selling price of $92,000. The Company received a deposit of $8,000 and issued a secured Land Contract to the buyer, for the balance owed in the amount of $84,000, to be paid in monthly installments, including principal and interest, beginning June 1, 2017 through May 10, 2020. The Land Contract bears interest at 9% per annum. Proceeds net of closing costs totaled $666. In the year ended April 30, 2018 the Company recognized a deferred gain on the sale of this property in the amount of $26,445 which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $84,000 and $0 plus accrued interest in the amount of $5,691 and $0 as of April 30, 2018 and 2017, respectively. At April 30, 2018 and 2017 the deferred profit on the sale of this property totaled $26,445 and $0 respectively.

On June 25, 2016 the Company sold one of its rental properties located at 21421 Greenview Avenue with a selling price of $109,000. The Company received a deposit of $12,000 and issued a secured Land Contract to the buyer, for the balance owed in the amount of $97,000, to be paid in monthly installments, including principal and interest, beginning August 1, 2016 through June 30, 2019. The Land Contract bears interest at 9% per annum. In the fiscal year ended April 30, 2017 the Company recognized a deferred gain on the sale of this property in the amount of $96 which is offset against the receivable balance on the balance sheet. The balance due under this Land Contract totaled $94,306 and $ 96,276 plus accrued interest in the amount of $0 and $1,567 as of April 30, 2018 and 2017, respectively. At April 30, 2018 and 2017 the deferred profit on the sale of this property totaled $96 and $96, respectively.

On May 20, 2016 the Company sold one of its rental properties located at 23270 Helen Street, with a selling price of $119,000. The Company received a deposit of $10,000 and issued a Land Contract to the buyer, for the balance owed in the amount of $109,000 to be paid in monthly installments, including principal and interest, beginning June 1, 2016 through June 1, 2019. The Land Contract bears interest at 9% per annum. In the fiscal year ended April 30, 2017 the Company recognized a deferred gain on the sale of this property in the amount of $41,507, which is offset against the receivable balance on the face of balance sheet. The balance due under this Land Contract totaled $107,286 and $108,280 plus accrued interest in the amount of $13,707 and $1,655 as of April 30, 2018 and 2017, respectively. At April 30, 2018 and 2017 the deferred profit on the sale of this property totaled $41,507. See Note 1.

During the years ended April 30, 2018 and 2017, management determined the amounts due under the land contracts may not be collectible in full and an allowance for uncollectible accounts was established in the amount of $221,080 and $4,800, respectively, for the portion management determined may not be collectible based on payment history. Notes receivable - land contracts, net of allowance total $70,659 and $161,375 at April 30, 2018 and 2017, respectively. Bad debt loss in the amount of $194,992 and $4,800 is included in the accompanying Consolidated Statements of Operations for the years ended April 30, 2018 and 2017, respectively.

On November 4, 2016, the Company sold one of its rental properties located at 29108 Tessmer Court with a selling price of $77,000. The entire $77,000 was received in cash (net of costs) in the fiscal year ended April 30, 2017. In the fiscal year ended April 30, 2017 the Company recognized a gain on the sale of this property in the amount of $18,650.

On April 28, 2017 the Company sold its property under development located at 24442 Kinsel Street with a selling price of $270,000. The entire $270,000 was received in cash (net of costs) in the fiscal year ended April 30, 2017. In the fiscal year ended April 30, 2017 the Company recognized a loss on the sale of this property under development in the amount of $39,285. In connection with this sale, the Company paid in full the amounts due to AMREFA in the amount of $200,000 and to the Company’s controller in the amount of $40,000. See Notes 11 and 12.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Note 6. Business Combination and Impairment of Goodwill

On March 8, 2016, the Company restructured its working arrangements with AMREFA through entry into a purchase agreement, amended March 16, 2016, with AMREFA for the purchase of a 100% interest in AMREFA’s U.S. subsidiary, ARG LLC (ARG), which holds real estate properties in Birmingham, Michigan, that were purchased by AMREFA and which the Company managed for AMREFA. The Company paid the purchase price of $1,285,000 by the issuance to AMREFA of 8,093,541 shares of a new Series B Preferred Stock however at April 30, 2016 the shares had not been issued and the Company recorded a note payable to AMREFA in the amount $1,157,270 including a present value discount of $127,730. During the fiscal year ended April 30, 2017 the 8,093,541 shares of Series B Preferred Stock were issued to AMREFA and the note payable to AMREFA in the amount $1,170,811 was paid in full. At April 30, 2018 and 2017 the note payable balance due AMREFA and related unamortized discount totaled $0. During the years ended April 30, 2018 and 2017, $0 and $20,609 was recognized as amortization of debt discount, respectively.

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

Goodwill Impairment

During the year ended April 30, 2017, based on actual selling prices, net of selling costs, of the rental properties acquired from ARG, the Company determined the carrying amount of its net assets exceeded the estimated fair value and the Company recognized a goodwill impairment loss in the amount of $180,011 and the entire goodwill balance was written off during the year ended April 30, 2017.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

The Company initially committed to a loan of up to the amount of $350,000 and on February 1, 2017, the Company increased its loan commitment to Contel to up to $1,000,000 from $350,000. On April 18, 2018, the loan commitment was increased to $1,500,000.

The Company accepts a 50% share of Contel’s profits and losses and is entitled to recover all contributions upon completion of the sale of the property. During the year ended April 30, 2018, the Company loaned Contel $547,000 and received repayments of $50,000. For the year ended April 30, 2017, the Company loaned Contel $580,500. These loans are.accounted for as an investment loan. Note Receivable - Related Party totaled $1,187,500 and $690,500 as of April 30, 2018 and 2017, respectively. See Note 1.

Note 8. Property and Equipment

Major classifications of property and equipment at April 30, 2018 and 2017 are summarized as follows:

	April 30,
	2018	2017
Vehicles	$40,902	$40,902
Furniture	6,679	3,564
Office equipment	2,926	2,926
Total vehicles, furniture and equipment	50,507	47,392
Less: accumulated depreciation	(46,703)	(44,301)
Net carrying value	3,804	$3,091

Depreciation expense for the years ended April 30 2018 and 2017 totaled $2,402 and $8,537, respectively.

Note 9. Obligations Under Capital Leases

The Company leased a vehicle under a capital lease which expired in fiscal 2018. Total lease payments made in fiscal 2018 and 2017 were $3,397 and $8,152, consisting of $3,373 and $7,929 principal and $24 and $223 interest, respectively. Principal payments are shown on the Company’s Consolidated Statements of Cash Flow under Financing Activities. Interest expense is included in the Company’s Consolidated Statements of Operations.

The cost of the vehicles in the amount of $40,902 at April 30, 2018 and 2017, is included in the Company’s Consolidated Balance Sheets as a component of vehicles, furniture and equipment, and is being depreciated over the estimated useful life of five years. Depreciation expense of $2,045 and $8,180 is included in the Company’s Consolidated Statements of Operations for the years ended April 30, 2018 and 2017, respectively.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Note 10. Reservation Deposits

In connection with Procon’s planned development of a residential community to be known as Cielo Mar (see Notes 1 and 3), located in Bahia de El Rosario, El Rosario, Baja California, Mexico (the “Development Project”); Procon has collected deposits (“Reservation Deposit”) from Depositors to reserve development lots until the first execution phase of the development and a Definitive Purchase Agreement is executed at which time the Depositor may proceed with the purchase which will result in the Reservation Deposit’s conversion to a purchase deposit. The Depositor may decide not to proceed with the purchase and the Reservation Deposit will be returned, unless waived in the Reservation Request, less 10% for administrative charges. Reservation deposits totaled $48,085 and $12,500 at April 30, 2018 and 2017, respectively.

Note 11. Notes Payable

On August 22, 2017 the Company entered into an unsecured promissory note payable with an unrelated party, borrowing $9,000. The note is an unsecured and is due July 19, 2018. The promissory note has a onetime interest charge of 15% (in the amount of $1,350) plus accrued interest of 5% per annum. The Company recorded interest expense in connection with the promissory note in the amount of $1,656 and $0 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the promissory notes totaled $1,656 and $0 as of April 30, 2018, and 2017, respectively. The amount outstanding under the note payable totaled $9,000 and $0 at April 30, 2018 and 2017, respectively.

On August 22, 2017 the Company entered into an unsecured promissory note payable with an unrelated party, borrowing $10,000. The note is an unsecured and is due July 19, 2018. The promissory note has a onetime interest charge of 15% (in the amount of $1,500) plus accrued interest of 5% per annum. The Company recorded interest expense in connection with the promissory note in the amount of $1,788 and $0 for the years ended April 30, 2018 and 2017, respectively. On February 24, 2018 the note payable and accrued interest, in the amount of $11,788 was paid in full, in cash. Accrued interest due under the promissory notes totaled $0 as of April 30, 2018 and 2017. The amount outstanding under the note payable totaled $0 at April 30, 2018 and 2017.

On August 22, 2017 the Company entered into an unsecured promissory note payable with an unrelated party, borrowing $30,000. The note is an unsecured and is due July 19, 2018. The promissory bears interest of 5% per annum. The Company recorded interest expense in connection with the promissory note in the amount of $703 and $0 for the years ended April 30, 2018 and 2017, respectively. On January 24, 2018, the Company paid off the note payable in full. The repayment amount was $30,000 plus $703 of accrued interest. Accrued interest due under the promissory note totaled $0 and $0 as of April 30, 2018 and April 30, 2017, respectively.

Under the terms of a July 19, 2013 Investment Agreement (“AMREFA Agreement”) with AMREFA, as of April 30, 2015 the Company had notes payable to AMREFA totaling $289,346 plus accrued interest totaling $13,206. The notes payable and accrued interest were due in less than twelve months. However, pursuant to an Installment Payment Agreement (June 2015 Installment Payment Agreement) entered into on June 25, 2015 with AMREFA, the Company refinanced its outstanding principal and interest on loans to the Company from AMREFA. This agreement replaced all outstanding notes by a single 8% promissory note in the principal amount of $289,346, due July 15, 2017, amortized by installment payments of principal and interest commencing with an initial payment in July 2015 of $45,000, including accrued interest of $17,000, which payment was made on July 15, 2015. EIG, a major shareholder of the Company, guaranteed ProGreen’s obligations under the June 2015 Installment Payment Agreement.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

During the fiscal year ended April 30, 2017, in connection with the fiscal 2016 purchase of ARG, the note payable due to AMREFA under the June 2015 Installment Payment Agreement was paid in full and cancelled with the delivery of a $200,000 Mortgage Note payable to AMREFA together with issuance of 441,084 shares of Series B Preferred Stock to AMREFA, with a fair value of $65,000 in payment of note plus accrued interest. See Note 24. The amount due was comprised of $261,150 principal plus accrued interest of $14,653, for a total due to AMREFA of $275,803. In connection with this payment in full, during the fiscal year ended April 30, 2017, the Company recorded a gain on settlement of a liability in the amount of $10,803, which is included in other expenses and income in the accompanying unaudited Condensed Consolidated Statements of Operations.

The Mortgage Note is non-interest bearing and was secured by the property at 24442 Kinsel Street, Southfield, Michigan. On April 28, 2017 the Kinsel Street property was sold and in May 2017 the Mortgage Note was paid in full. See Note 5. Notes payable to AMREFA totaled $0 and $200,000 as of April 30 2018 and 2017, respectively. Accrued interest due AMREFA totaled $0 as of April 30, 2018 and 2017.

During the year ended April 30, 2015, the Company entered into two notes payable in the form of noncash to the City of Southfield totaling $14,106 (collectively, the “Southfield debt”) to finance the City of Southfield’s assessments on one of the Company’s sold properties. The Southfield debt and accrued interest is due over a 17 year period commencing August 31, 2015. During the years ended April 30, 2018 and 2017 the Company recognized interest expense of $105 and $301, respectively. Accrued interest totaled $0 and $301 as of April 30, 2018 and 2017, respectively. Accrued interest of $406 was rolled into principal. Notes payable to City of Southfield totaled $14,512 and $14,106 as of April 30, 2018 and 2017, respectively.

Note 12. Notes Payable Related Parties

Promissory Notes

Credit Line 1

On August 2, 2016, the Company entered into a credit line promissory note (“Credit Line 1”) with its President and Chief Executive Officer (“President”) whereby the Company may borrow up to $250,000 with interest at a rate of five (5%) percent per annum. The original due date of the credit line was July 31, 2017 and is now due on demand. The Credit Line is unsecured. During the fiscal year ended April 30, 2017 the Company borrowed $250,000 under the Credit Line. As a result of the derivatives calculation an additional discount of $39,299 was recorded in 2017. Notes payable related parties includes the amount due under the Credit Line with a balance outstanding of $250,000 less the unamortized discount of $0 and $14,947 as of April 30, 2018 and 2017, respectively.

Amortization of the related discount totaled $14,947 and $24,352 for the years ended April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with the Credit Line in the amount of $13,907 and $5,061 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Credit Line totaled $18,968 and $5,061 as of April 30, 2018 and April 30, 2017, respectively.

Credit Line 2

On February 21, 2017 the Company’s President entered into an additional one year 5% Promissory Note credit line agreement (“Credit Line 2”) whereby the Company may borrow up to $250,000 with interest at a rate of five (5%) percent per annum with an original due date of February 22, 2018. Credit Line 2 is unsecured and is now due upon demand. During the fiscal year ended April 30, 2017 the Company borrowed $205,000 under Credit Line 2 and during the fiscal year ended April 30, 2018 the Company borrowed the remaining $45,000 under the Credit Line 2.

As a result of the derivatives calculation an additional discount of $7,590 and $51,303 was recorded during the years ended April 30, 2018 and 2017, respectively. Notes payable related parties includes the amount due under the Credit Line 2 with a balance outstanding of $250,000 and $205,000 less the unamortized discount of $0 and $43,058 as of April 30, 2018 and 2017, respectively.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Amortization of the related discount totaled $50,648 and $8,245 for the years ended April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with the Credit Line in the amount of $9,554 and $1,581 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Credit Line 2 totaled $11,135 and $1,581 as of April 30, 2018 and April 30, 2017, respectively.

Credit Line 3

On July 19, 2017 the Company’s President entered into a one year unsecured 5% Promissory Note (“Credit Line 3”) whereby the Company may borrow up to $250,000 with interest at a rate of five (5%) percent per annum due on July 19, 2018. This Promissory note is outstanding as of August 8, 2018 and is now a due on demand Promissory Note. During the year ended April 30, 2018 the Company borrowed $250,000 under Credit Line 3 and repaid $20,100. Notes payable related parties includes the amount due under Credit Line 3 with a balance outstanding of $229,900 and $0 as of April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with Credit Line 3 in the amount of $13,784 and $0 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Credit Line 3 totaled $13,784 and $0 as of April 30, 2018 and April 30, 2017, respectively.

Credit Line 4

During the year ended April 30, 2018, the Company’s President entered into an unsecured 5% Promissory Note (“Credit Line 4”) whereby the Company borrowed a total of $185,155 with interest at a rate of five (5%) percent per annum, which is payable on July 19, 2018. The Promissory Note is outstanding as of August 8, 2018 and is now a due on demand Promissory Note. During the year ended April 30, 2018 the Company repaid $32,500 of Credit Line 4. Notes payable related parties includes the amount due under these notes, with a balance outstanding of $152,655 and $0 as of April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with these notes in the amount of $6,730 and $0 for the year ended April 30, 2018 and 2017, respectively. Accrued interest due under the Credit Line totaled $6,730 and $0 as of April 30, 2018 and 2017, respectively.

Warrants

In connection with Credit Line 1, the Company issued the President common stock purchase warrants. The warrants entitle the President to purchase ten shares of common stock for each one ($1.00) dollar of total disbursements by the President to the Company, of up to 2,500,000 shares of common stock at an exercise price of $0.05. During the year ended April 30, 2017, 250,000 of these warrants were issued in various denominations between August 2, 2016 through February 21, 2017, resulting in a total number of warrant shares of 2,500,000 as of April 30, 2018 and 2017. The warrants have a five year term. See Notes 14, 15, and 26.

In connection with the Credit Line 2, the Company issued the President common stock purchase warrants. The warrants entitle the President to purchase ten shares of common stock for each one ($1.00) dollar of total disbursements by the President to the Company, of up to 2,500,000 shares of common stock at an exercise price of $0.05. During the year ended April 30, 2017, 205,000 of these warrants were issued in various denominations between February 22, 2017 through March 20, 2017, resulting in a total number of warrant shares of 2,050,000 as of April 30, 2017. During the year ended April 30, 2018 the remaining 450,000 warrants were issued in three 150,000 increments between July 5, 2017 and July 13, 2017 resulting in a total number of warrant shares of 2,500,000 as of April 30, 2018. The warrants have a five year term. See Notes 14, 15 and 26.

Other Notes Payable Related Parties

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

The note payable to the Company’s controller had a balance outstanding of $0 as of April 30, 2018 and 2017 and the Company recorded interest expense in connection with this note payable in the amount of $0 and $5,226 for the fiscal years ended April 30, 2018 and 2017, respectively. Accrued interest due under this note payable totaled $0 as of April 30, 2018 and 2017.

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

As of April 30, 2018 and 2017 the outstanding balance of the note payable due EIG and accrued interest was $0.

Note 13. Note Payable to Bank of Ann Arbor

In connection with the Company’s purchase of ARG, effective March 8, 2016 the Company assumed a $347,100 note payable plus accrued interest in the amount of $5,386, which was due to the Bank of Ann Arbor under the terms of a promissory note payable effective January 26, 2015. Principal was due in full on February 5, 2016.

Effective March 4, 2016 the Company entered into a new note payable to Bank of Ann Arbor in the amount of $490,000 which was comprised of the principal and interest due under the previous note ($352,486) plus additional proceeds and fees totaling $137,514, resulting in a note payable totaling $490,000. Interest is calculated at 6% per annum. Principal and interest in the amount of $3,534 are payable monthly commencing May 5, 2016 until April 5, 2021 when the then outstanding principal and interest are due. The note is secured by the properties sold under land contract and related rents which the Company acquired in the ARG purchase. See Note 6.

The note payable had a balance outstanding of $58,952 and $450,258 as of April 30, 2018 and 2017, respectively and the Company recorded interest expense in connection with this note payable in the amount of $18,625 and $31,753 for the years ended April 30, 2018 and 2017, respectively. During the year ended April 30, 2018 accrued interest of $275 was rolled into principal. Accrued interest due under the note payable totaled $304 and $1,953 as of April 30, 2018 and April 30, 2017, respectively.

Principal payment requirements on the notes payable to Bank of Ann Arbor for the years ending after April 30, 2018 are as follows:

2019	$36,348
2020	22,604
Thereafter	-
Total	$58,952

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

During fiscal year ended April 30, 2018 and 2017, the Company held certain financial instruments that were measured at fair value on a recurring basis. The Company determined that the convertible feature of the convertible note should be classified as a derivative liability under ASC 815-15 – “Derivatives and Hedging”. The fair value of the embedded instrument were categorized as Level 3. As of April 30, 2018 and 2017, the financial instruments that are measured at fair value on a recurring basis consisted of convertible debt totaling $0 and $105,000 with a derivative liability totaling $0 (including 12,000,000 stock warrants) and $361,742 (including 10,550,000 stock warrants) at April 30, 2018 and 2017, respectively, which are categorized as Level 3.

The Company also determined that the true-up feature of the valuation dates of the subscription agreements represents an embedded derivative since the true-Up feature represent a variable number of shares upon each valuation date (See Note17). The derivative liability on the true-up feature totaled $772,895 and $0 at April 30, 2018 and 2017, respectively, which are categorized as Level 3.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	April 30, 2018				April 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Conversion feature embedded within Convertible Note	-	-	-	-	-	-	136,406	136,406
Tainting of all other convertible instruments (all warrants)	-	-	-	-	-	-	225,336	225,336
True of feature of subscription agreement	-	-	772,895	772,895	-	-	-	-
	-	-	772,895	772,895	-	-	361,742	361,742

The related gain/(loss) on derivatives totaled $1,114,269 and ($7,793) for the fiscal years ended April 30, 2018 and 2017, respectively.

See Notes 12, 15 and 16.

Note 15. Derivative Liabilities

2018 Activity

During the fiscal year ended April 30, 2018, the Company identified conversion features embedded within its convertible debt. During the years ended April 30, 2018 the Company has determined that the conversion feature of the convertible note represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. See Note 16.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

The fair values at the commitment dates and remeasurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the fiscal year ended April 30, 2018:

Stock Price	$0.0175-$0.0100
Exercise Price	$0.0497 - $0.05
Risk free rate	0.08% - 1.27%
Volatility	62.1% - 267%
Term (Years)	0.08 - 5.00

As of April 30, 2018, there were no convertible debt which could convert into common stock. Also, as there are sufficient shares for conversion, the warrants were no longer considered derivative. Therefore, the derivative liability was released.

Under the terms of the Subscription Agreement (See Note 17) each Investor agrees to invest an amount for the purchase of shares in the Company, at a price per share equal to the average closing price of the Company’s common stock for the ten trading days prior to the date of closing (“Closing”) of the purchase by the Investor of the Shares (the “Purchase Price”), on the terms provided for herein. As of the date 180 days after the Closing (the “Initial Valuation Date”), if the Shares issued at the Closing, valued at a price per share equal to the average closing price of the Company’s common stock for the ten trading days prior to the First Valuation Date (“First Valuation Date Price”) do not represent a minimum of 150% of the amount invested by the Investor at the Closing, the Company shall issue to the Investor within 10 business days additional shares of common stock equal to the shortfall in valuation (calculated using the First Valuation Day Price) at the Initial Valuation Date or, at the option of the Company, pay to the Investor within 10 business days the amount of such shortfall in cash.

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

The fair value of the embedded derivative liabilities on the subscription agreements at commitment date and remeasurement date were determined using the Black Scholes model with the assumptions in the table below.

Stock Price	.0095 - .0358
Exercise Price	$.0149 - $.0574
Risk free rate	1.21% - 2.19%
Volatility	44% - 131%
Term (Years)	0.0 – 1.0

The fair value of the Company’s derivative liabilities at April 30, 2018 is as follows:

April 30, 2017 balance	$361,742
Reclassification of APIC to derivative liability due to true up feature	1,258,239
Debt discount on derivative liability	490,371
Reclassification of derivative liability to equity due to conversion	(374,354)
Reclassification of derivative liability due to tainting	151,166
Fair value mark to market	(1,114,269)
Derivative liabilities, balance	$772,895

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

2017 Activity

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

The fair value of the Company’s derivative liabilities at April 30, 2017 is as follows:

April 30, 2016 balance	$-
Discount on debt	270,647
Reclass to equity due to tainting	83,302
Fair value mark to market adjustment	7,793
Derivative liabilities, balance	$361,742

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

Note 16. Financing Agreement and Convertible Debentures

BlueHawk Capital LLC Convertible Note

On November 24, 2017, the Company issued an unsecured 12% Convertible Promissory Note in the principal amount of $65,000 to BlueHawk Capital, LLC (“BlueHawk Convertible Note”). The Note is due August 20, 2018. The Holder has the right at any time during the period beginning on the date which is 180 days following the Issue Date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock. The conversion price is 55% of the lowest trading price for the common stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.

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

In connection with the BlueHawk Convertible Note the Company paid $5,000 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the years ended April 30, 2018 and 2017, the Company recognized interest expense in the amount of $2,918 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $2,082 and $0 at April 30, 2018 and 2017, respectively.

The Company recorded interest expense in connection with the BlueHawk Convertible Note in the amount of $3,356 and $0 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Blue Hawk Convertible Note totaled $3,356 and $0 as of April 30, 2018 and 2017, respectively.

Effective June 14, 2018 the BlueHawk Convertible Note was amended. See Note 27.

Auctus Fund LLC

On December 4, 2017, the Company issued an unsecured 12% Convertible Promissory Note, in the principal amount of $110,875 to Auctus Fund, LLC (“Auctus Convertible Note”). The Note is due August 29, 2018. The Holder has the right from time to time, at any time during the period beginning on the date which is six months following the Issue Date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock. The conversion price shall equal the lesser of (i) the lowest trading price during the previous twenty-five trading day period ending on the latest complete trading day prior to the date of the note and (ii) 55% of the lowest trading price for the common stock during the twenty-five trading day period ending on the latest complete trading day prior to the conversion date.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

In connection with the Auctus Convertible Note the Company paid $10,875 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the years ended April 30, 2018 and 2017, the Company recognized interest expense in the amount of $6,055 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $4,820 and $0 at April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with the Auctus Convertible Note in the amount of $5,540 and $0 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Actus Convertible Note totaled $5,540 and $0 as of April 30, 2018 and 2017, respectively.

Effective May 31, 2018 the Auctus Convertible Note was amended. See Note 27.

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

During the years ended April 30, 2018 and 2017, respectively the Company recognized interest expense in the amount of $10,000 and $0 relating to the amortization of the original issue discount. The unamortized balance of original issue discount totaled $0 at April 30, 2018 and 2017. As a result of the derivatives calculation an additional discount of $33,722 relating to warrants granted, was recorded in the year ended April 30, 2018. During the years ended April 30, 2018 and 2017 the Company recognized interest expense in the amount of $33,722 and $0 relating to the derivatives discount, respectively. The unamortized balance of the derivatives discount totaled $0 at April 30, 2018 and 2017.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

The Company recorded interest expense in connection with the Vista Capital Convertible Note in the amount of $8,800 and $0, in the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Vista Capital Convertible Note totaled $0 as of April 30, 2018 and 2017.

On November 29, 2017, the Company paid $75,000 of the Vista Capital Convertible Note and the remaining balance due in the amount of $67,560 was paid on December 4, 2017. The Note was paid in full in the amount of $110,000 plus accrued interest in the amount of $8,800 and a prepayment premium of $23,760 which the Company recorded as interest expense.

The principal balance of the Vista Capital Convertible Note was $0 at April 30, 2018 and 2017.

In connection with Vista Capital Convertible Note 1, the Company granted Vista Capital Investments LLC 2,000,000 Warrant Shares of the Company’s common stock, par value $0.0001 per share. The warrant entitles the holder to purchase up to 2,000,000 shares of common stock at an exercise price of $0.05. The warrant expires on May 3, 2022. Due to anti-dilution provision contained in the warrant agreement, the warrant exercise price changed to $.0099 (the Company issued stock at $.0099 on January 18, 2018, see Note 17) resulting in a revised number of warrant shares exercisable of up to 10,101,010 common stock shares. On March 26, 2018 Vista Capital Investments LLC gave notice and exercised the 10,101,010 warrants, on a cashless basis, for 7,390,983 shares of common stock and on April 19, 2018 the shares were issued. The remaining number of warrant shares exercisable for common stock shares totals 0 at April 30, 2018. See Notes 12, 14, 22 and 26. The Company adopted ASU 2017-11 for the year ended April 30, 2018. Due to the adoption, the anti-dilution provision of the warrants issued to Vista Capital were not accounted for as a derivative unless tainted otherwise.

JSJ Investments Inc. - Convertible Note #1

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

In connection with the JSJ Convertible Note the Company paid $7,000 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the years ended April 30, 2018 and 2017, the Company recognized interest expense in the amount of $7,000 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $0 at April 30, 2018 and 2017. The Company recorded interest expense in connection with the JSJ Convertible Note in the amount of $6,992 and $0 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the JSJ Convertible Note totaled $0 as of April 30, 2018 and 2017.

On November 10, 2017, the Company paid the JSJ Convertible Note in full in the amount of $113,000 plus accrued interest in the amount of $6,992 and a prepayment premium of $28,094 which the Company recorded as interest expense.

The principal balance of the JSJ Convertible Note was $0 at April 30, 2018 and 2017.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

In connection with the Power Up Convertible Note 2 paid $1,500 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the years ended April 30, 2018 and 2017, the Company recognized interest expense in the amount of $1,500 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $0 at April 30, 2018 and 2017. The Company recorded interest expense in connection with the Power Up Convertible Note # 2 in the amount of $2,816 and $0 for years ended April 30, 2018 and 2017, respectively. Accrued interest due under Power Up Convertible Note #2 totaled $0 as of April 30, 2018 and 2017.

On November 7, 2017, the Company paid the Power Up Convertible Note # 2 in full in the amount of $46,500 plus accrued interest in the amount of $2,816 and a prepayment premium of $12,172 which the Company recorded as interest expense. The principal balance of the Power Up Convertible Note # 2 was $0 at April 30, 2018 and 2017.

On February 21, 2017, the Company issued an unsecured convertible promissory note in the amount of principal amount of $103,500 to Power Up Lending Group Ltd (“Power Up Convertible Note #1”). This convertible note is due and payable on November 30, 2017 plus interest on the unpaid principal balance at a rate of 12% per annum.

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

In connection with the Power Up Convertible Note #1 (dated February 21, 2017) the Company paid $3,500 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the years ended April 30, 2018 and 2017, the Company recognized interest expense in the amount of amount of $2,655 and $845 relating to the amortization of the debt issuance costs, respectively. The unamortized balance of debt issuance costs totaled $0 and $2,655 at April 30, 2018 and 2017, respectively.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

As a result of the derivatives calculation an additional discount of $102,956 was recorded in the year ended April 30, 2018. The unamortized balance of the discount totaled $0 at April 30, 2018 and 2017.

The total balance due was $122,135 comprised of principal of $103,500, interest of $6,370 and prepayment premium of $12,265. During the year ended April 30, 2018 the Company repaid $61,989 of the amount due under Power Up Convertible Note 1 in cash and the remaining balance of $60,146 was converted to 8,534,554 shares of the Company’s Common Stock at fair value as follows:

Conversion Date	Number of Shares of Common Stock	Principal and Amount Converted	Price per share
August 24, 2017	2,386,634	$20,000	$0.00838
August 29, 2017	2,898,551	20,000	$0.00690
August 31, 2017	3,249,369	20,146	$0.00620
Totals - Year Ended April 30, 2018	8,534,554	$60,146

See Note 22.

In connection with the prepayment of the debt, during the year ended April 30, 2018 the Company recognized $12,265 in prepayment penalties which recorded as interest expense.

The balance of the convertible note was $0 and $103,500 at April 30, 2018 and 2017, respectively.

The Company recorded interest expense in connection with the Power Up Convertible Note 1 in the amount of $3,990 and $2,380 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Power Up Convertible Note totaled $0 and $2,380 as of April 30, 2018 and 2017, respectively.

Hoppel Convertible Notes

Hoppel Convertible Note #2

On January 20, 2017, the Company issued an unsecured convertible promissory note in the amount of principal amount of $105,000 to Lucas Hoppel (“Hoppel Convertible Note 2”). This convertible note is due and payable on July 20, 2017 with interest of a one-time charge of 7%. This note is convertible upon the event of default (as defined in the Hoppel convertible note agreement), if not cured within five calendar days following the default event, at the election of the Holder. The note converts at 65% of the average of the three daily lowest trades occurring during the fifteen previous trading days. Conversion is limited such that the holder cannot exceed 4.99% beneficial ownership, or 9.99% if the market capitalization is less than $2,500,000. In the event of default, the amount of principal not paid is subject to a 25% penalty and a daily penalty of $1,000 and the note becomes immediately due and payable.

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

On July 17, 2017 the Company entered into a Settlement Agreement with Mr. Luca Hoppel to settle all claims between them with respect to the unsecured Hoppel Convertible Note 2. The terms of the Settlement Agreement are as follows: In exchange for Mr. Hoppel’s settlement and release of the Settled Claims, the Company was required to make three equal cash payments of $44,940. The first cash payment was due on or before August 1, 2017. The second cash payment was due on or before August 10, 2017 and the third and final cash payment was due on or before August 20, 2017.

Upon the issuance of 926,000 shares and payment of $134,820, the Note would be considered fully repaid.

On July 17, 2017 the Company issued 926,000 shares of Common Stock at an issuance price of $0.0192 per Common Share, to Lucas Hopple under the terms of the Settlement Agreement for a total fair value of $17,779. See Note 22. The total balance of the note was $130,832 comprised of the principal of $105,000, interest of $7,350, penalty of $5,000 and prepayment premium of $13,482. During the year ended April 30, 2018 the Company made the first two cash payments of $89,880 due under the Settlement Agreement. The Company recorded a total loss of $44,659 as a loss on the settlement of liabilities relating to this transaction, including $17,779 for the fair value of the 926,000 shares of common stock and $26,880 for increase of the principal balance.

The remaining balance of the note was satisfied through conversion of debt into common stock as follows:

Conversion Date	Number of Shares of Common Stock	Principal and Amount Converted	Price per share
August 25, 2017	1,500,000	13,650	$0.00910
August 29, 2017	3,000,000	15,750	$0.00525
August 31, 2017	2,200,381	11,552	$0.00525
Totals - Year Ended April 30, 2018	6,700,381	$40,952

The outstanding Note balance totaled $0 and $57,739, net of the unamortized discount of $0 and $47,261 at April 30, 2018 and 2017, respectively. Amortization of the related discounts totaled $47,261 and $57,739 for years ended April 30, 2018 and 2017, respectively.

Accrued interest due totaled $0 and $7,350 at April 30, 2018 and 2017 respectively.

A total of $105,000 debt discount was recorded on Hoppel Convertible Note 2 including original issuance discount of $5,000, stock issuance discount of $12,408 and derivative discount of $87,592. See Notes 12 and 13.

The Company recorded interest expense in connection with the Hoppel Convertible Note 2 of $0 and $7,350 for years ended April 30, 2018 and 2017, respectively.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Hoppel Convertible Note 1

On September 13, 2016, the Company issued an unsecured convertible promissory note in the amount of principal amount of $105,000 to Lucas Hoppel (“Hoppel Convertible Note 1”). This convertible note is due and payable on March 13, 2017 with interest of a one-time charge of 7%. This note is convertible upon the event of default (as defined in the Hoppel convertible note agreement), if not cured within five calendar days following the default event, at the election of the Holder. The note converts at 65% of the average of the three daily lowest trades occurring during the fifteen previous trading days. Conversion is limited such that the holder cannot exceed 4.99% beneficial ownership, or 9.99% if the market capitalization is less than $2,500,000. In the event of default, the amount of principal not paid is subject to a 25% penalty and a daily penalty of $1,000 and the note becomes immediately due and payable.

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

The principal balance of the Hoppel Convertible Note 1 was $0 at April 30, 2018 and 2017.

EMA Financial, LLC Convertible Note

On April 3, 2017, the Company issued an unsecured convertible promissory note in the principal amount of $113,000 to EMA Financial, LLC (“EMA Convertible Note”), including debt issuance costs of $6,800 which are being amortized to interest expense using the effective interest method. This convertible note is due and payable on April 3, 2018 plus interest on the unpaid principal balance at a rate of 10% per annum. The Holder shall have the right, in its sole and absolute discretion, as of the date which is one hundred and eighty days following the Closing Date (April 3, 2017), to convert all or any part of the outstanding amount due under this Note into fully paid and nonassessable shares of Common Stock. The conversion price shall equal the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 55% of either the lowest sale price for the Common Stock on the Principal Market during the fifteen (15) consecutive Trading Days immediately preceding the Conversion Date or the closing bid price.

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

During the years ended April 30, 2018 and 2017 the Company recognized interest expense in the amount of amount of $6,278 and $522, respectively, relating to the amortization of the debt issuance in connection with the EMA Convertible Note. The unamortized balance of debt issuance totaled $0 and $6,278 at April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with the EMA Convertible Note in the amount of $5,301 and $868 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the EMA Convertible Note totaled $0 and $868 as of April 30, 2018 and 2017, respectively.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

On October 19, 2017, the Company paid the EMA Convertible Note in full in the amount of $113,000 plus accrued interest in the amount of $6,200, resulting in prepayment penalties of $29,792 which the Company recorded as interest expense.

As a result of the derivative calculation an additional discount of $113,000 was recorded in the year ended April 30, 2018. The unamortized balance of the discount totaled $0 at April 30, 2018 and April 30, 2017.

The principal balance of the EMA Convertible Note was $0 and $113,000 at April 30, 2018 and2017, respectively.

Bellridge Capital, LP

On March 15, 2017, the Company issued an unsecured convertible promissory note in the amount of principal amount of $105,000 to Bellridge Capital, LP (“Bellridge Convertible Note”) including an OID of $5,000 This convertible note is due and payable on March 15, 2018 plus interest on the unpaid principal balance at a rate of 10% per annum. At any time after the sooner to occur of (i) 180 days from March 15, 2017 (ii) when the shares issuable upon conversion of this Debenture have been registered on a registration statement that has been declared effective by the Commission or (iii) if the Company is in breach or default of any of the Transaction Documents and until this Debenture is no longer outstanding (including principal and accrued but unpaid interest on any principal being converted, if any) shall be convertible, in whole or in part, into shares of Common Stock at the option of the Holder, at any time and from time to time. The conversion price hereunder (the “Conversion Price”) shall equal the 55% of the lowest trading price for the Company’s Common Stock on the Trading Market for the 15 Trading Days prior to the conversion.

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

During the years ended April 30, 2018 and 2017 the Company recognized interest expense in the amount of amount of $4,356 and $644, respectively, relating to the amortization of the original issuance discount. The unamortized balance of original issuance totaled $0 and $4,356 at April 30, 2018 and 2017. The Company recorded interest expense in connection with the Bellridge Convertible Note in the amount of $4,176 and $1,334 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Bellridge Convertible Note totaled $0 and $1,334 as of April 30, 2018 and April 30, 2017, respectively.

On September 12, 2017, the Company paid $105,000 of the Bellridge Convertible Note and the remaining balance due in the amount of $32,811 was paid on September 21, 2017. The Note was paid in full in the amount of $105,000 plus accrued interest in the amount of $5,510 and a prepayment premium of $27,301 which the Company recorded as interest expense.

The principal balance of the Bellridge Convertible Note was $0 and $105,000 at April 30, 2018 and 2017, respectively. As a result of the derivative calculation an additional discount of $102,854 was recorded in the year ended April 30, 2018. The unamortized balance of the discount totaled $0 at April 30, 2018 and 2017.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

The Company recorded interest expense in connection with the Silo Convertible Note in the amount of $3,483 and $858 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Silo Convertible Note totaled $0 and $858 as of April 30, 2018 and April 30, 2017, respectively.

On September 22, 2017, the Company paid $30,000 of the Silo Convertible Note and the remaining balance due in the amount of $100,397 was paid on October 5 and 6, 2017. The Note was paid in full in the amount of $100,000 plus accrued interest in the amount of $4,341 and a prepayment premium of $26,056 which the Company recorded as interest expense. As a result of the derivative calculation an additional discount of $100,000 was recorded in the year ended April 30, 2018. The unamortized balance of the discount totaled $0 at April 30, 2018 and 2017.

The principal balance of the Silo Convertible Note was $0 and $100,000 at April 30, 2018 and 2017, respectively.

Tangiers Global, LLC Convertible Note

On March 21, 2017, the Company issued an unsecured convertible promissory note in the amount of principal amount of $105,000 to Tangiers Global, LLC (“Tangiers Convertible Note”) including an Original Issue Discount (“OID”) of $5,000. This convertible note is due and payable on September 21, 2018 plus interest on the unpaid principal balance at a rate of 7% per annum. At any time after 180 days from the Effective Date (March 21,2017) of the Note, the Holder shall have the right, at the Holder’s sole option, at any time and from time to time to convert in whole or in part the outstanding and unpaid Principal Amount under this Note into shares of Common Stock as per the Conversion Formula. The conversion price is $.015. The Company may prepay the amounts outstanding to the holder at any time up to the 180th day (the “Prepayment Date”) following the issue date of this note by making a payment to the note holder of an amount in cash equal to 100% of Principal amount (for the first 89 days), to 115% of Principal amount (between 90 -120 days) to 120% of Principal amount (between 121 -150 days) and to 125% of Principal amount (between 151-180 days). After 180 days from the Effective Date this Note may not be prepaid without written consent from Holder, which consent may be withheld.

During the years ended April 30, 2018 and 2017 the Company recognized interest expense in the amount of amount of $ 4,634 and $366, respectively, relating to the amortization of the original issue discount in connection with the Tangiers Convertible Note. The unamortized balance of original issue discount totaled $0 and $4,634 at April 30, 2018 and 2017, respectively.

The Company recorded interest expense in connection with the Tangiers Convertible Note in the amount of $6,543 and $807 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Tangiers Convertible Note totaled $0 and $807 and $0 as of April 30, 2018 and April 30, 2017, respectively.

As a result of the derivative calculation an additional discount of $30,249 was recorded in the year ended April 30, 2018. The unamortized balance of the discount totaled $0 at April 30, 2018 and 2017.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

On October 19, 2017, the Company paid the Tangiers Convertible Note in full in the amount of $105,000 plus accrued interest in the amount of $7,350, prepayment premium of $28,088 which the Company recorded as interest expense.

The principal balance of the Tangiers Convertible Note was $0 and $105,000 at April 30, 2018 and 2017, respectively.

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

During the years ended April 30, 2018 and 2017 the Company recognized interest expense in the amount of amount of $12,592 and $0 relating to the amortization of the original issuance discount in connection with the Tangiers Convertible Note. The unamortized balance of original issuance totaled $4,774 and $0 at April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with the Tangiers Convertible Note in the amount of $26,691 and $0 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Tangiers Convertible Note totaled $26,691 and $0 as of April 30, 2018 and 2017, respectively. The principal balance of the convertible promissory note was $306,804 and $0 at April 30, 2018 and 2017, respectively.

Tangiers Forbearance Agreement and Warrant

In connection with the Tangiers Convertible Note 2, the Company entered into a Forbearance Agreement, dated as of April 27, 2018 (the “Forbearance Agreement”), Tangiers Global, LLC, (“Tangiers”), pursuant to which Tangiers agreed to refrain and forbear from exercising and enforcing its remedies under the Company’s outstanding note payable to Tangiers in the principal amount of $306,804 (“the Outstanding Note”), or any of the other agreements entered into in connection with the transactions contemplated thereby, until July 16, 2018, and to extend the Maturity Date of the Outstanding Note to July 16, 2018. Tangiers agreed to extend the prepayment schedule as to provide for the Company’s prepayment right in under 90 days at 115% of Principal Amount of the Outstanding Note. After 90 days from the Execution Date of the Forbearance Agreement, the Outstanding Note may not be prepaid without written consent from Tangiers. Tangiers further agreed to refrain from exercising its conversion rights under the Outstanding Note until July 16, 2018. Contemporaneously with the execution of the Forbearance Agreement, the Company agreed to make a $122,721 cash payment to Lender as a Forbearance Payment. See Note 27. In connection with the Forbearance Agreement, on April 23, 2018 the Company issued Tangiers a five-year common stock purchase warrant to purchase 1,000,000 shares of the Company’s Common Stock, exercisable at a price of $0.05 per share. The warrants were valued at $28,810 and recorded as an interest expense.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Upon paying the forbearance fee of $122,722, any unpaid interest on the $306,804 note was waived. The $122,722 forbearance amount was not paid as of April 30, 2018. The Company had accrued $26,691 of accrued interest on the Outstanding Note and therefore accrued additional $96,030 as interest expense.

During the year ended April 30, 2018 the Company recognized interest expense in the amount of $96,030. Accrued interest due under the Forbearance Agreement totaled $96,030 and $0 as of April 30, 2018 and 2017, respectively. See Note 27.

Power Up Lending Group Ltd - Convertible Notes #3, #4, #5 and #6

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

In connection with the Power Up Convertible Note #3 paid $3,000 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the years ended April 30, 2018 and 2017, the Company recognized interest expense in the amount of $3,000 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $0 at April 30, 2018 and 2017. The Company recorded interest expense in connection with the Power Up Convertible Note #3 in the amount of $4,308 and $0 for years ended April 30, 2018 and 2017, respectively. Accrued interest due under Power Up Convertible Note #3 totaled as of April 30, 2018 and 2017.

On February 15, 2018, the Company paid the Power Up Convertible Note #3 in full in the amount of $78,000 plus accrued interest in the amount of $4,308 and a prepayment premium of $20,577 which the Company recorded as interest expense.

The principal balance of the Power Up Convertible Note #3 was $0 at April 30, 2018 and 2017, respectively.

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

In connection with the Power Up Convertible Note #4 the Company paid $1,500 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the years ended April 30, 2018 and 2017, the Company recognized interest expense in the amount of $927 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $573 and $0 at April 30, 2018 and 2017, respectively.

The Company recorded interest expense in connection with the Power Up Convertible Note #4 in the amount of $2,941 and $0 for years ended April 30, 2018 and 2017, respectively. Accrued interest due under Power Up Convertible Note #4 totaled $2,941 and $0 as of April 30, 2018 and 2017, respectively.

The principal balance of the Power Up Convertible Note #4 was $51,500 and $0 at April 30, 2018 and 2017, respectively.

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

In connection with the Power Up Convertible Note #5 the Company paid $1,500 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the years ended April 30, 2018 and 2017, the Company recognized interest expense in the amount of $540 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $960 and $0 at April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with the Power Up Convertible Note #5 in the amount of $2,133 and $0 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under Power Up Convertible Note #5 totaled $2,133 and $0 as of April 30, 2018 and 2017, respectively.

The principal balance of the Power Up Convertible Note #5 was $63,000 and $0 at April 30, 2018 and 2017, respectively.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Note #6

On February 17, 2018 the Company issued a sixth unsecured convertible promissory note in the principal amount of $83,000 to Power Up Lending Group Ltd (“Power Up Convertible Note #6”), including debt issuance costs of $1,500. This convertible note is due and payable on November 30, 2018 plus interest on the unpaid principal balance at a rate of 12% per annum.

The Company may repay the Power Up Convertible Note #6 (prior to conversion), at 120% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period beginning on February 17, 2018 the (“Issue Date”) and ending 150 days following the Issue Date; and 125% of such note (and accrued and unpaid interest thereon) if such note is repaid during the period beginning on the date that is 151 days from the Issue Date and ending 180 days following the Issue Date. After 180 days have elapsed from the Issue Date the Company has no right to prepay the Power Up Convertible Note #6.

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

In connection with the Power Up Convertible Note #6 the Company paid $1,500 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the years ended April 30, 2018 and 2017, the Company recognized interest expense in the amount of $378 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $1,122 and $0 at April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with the Power Up Convertible Note #6 in the amount of $1,965 and $0 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under Power Up Convertible Note #6 totaled $1,965 and $0 as of April 30, 2018 and 2017, respectively.

The principal balance of the Power Up Convertible Note #6 was $83,000 and $0 at April 30, 2018 and 2017, respectively.

Adar Bays, LLC

On March 14, 2018 the Company issued a unsecured convertible promissory note in the principal amount of $78,750 to Adar Bays, LLC (“Adar Convertible Note”), including debt issuance costs of $9,000. This convertible note is due and payable on March 14, 2019 plus interest on the unpaid principal balance at a rate of 8% per annum.

The Company may repay the Adar Convertible Note (prior to conversion), at 120% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period beginning on March 14, 2018 the (“Issue Date”) and ending 150 days following the Issue Date; and 125% of such note (and accrued and unpaid interest thereon) if such note is repaid during the period beginning on the date that is 151 days from the Issue Date and ending 180 days following the Issue Date. After 180 days have elapsed from the Issue Date the Company has no right to prepay the Adar Convertible Note.

The Holder shall have the right from time to time, at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock. The conversion price shall equal 58% multiplied by the lowest closing bid for the Common Stock for the 15 Trading Days prior to the Conversion Date.

In connection with the Adar Convertible Note the Company paid $9,000 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the years ended April 30, 2018 and 2017, the Company recognized interest expense in the amount of $1,159 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $7,841 and $0 at April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with the Adar Convertible Note in the amount of $1,217 and $0 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the Adar Convertible Note totaled $1,217 and $0 as of April 30, 2018 and 2017, respectively.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

The principal balance of the Adar Convertible Note was $78,750 and $0 at April 30, 2018 and 2017, respectively.

JSJ Investments Inc. - Convertible Note #2

On April 6, 2018 the Company issued a unsecured convertible promissory note in the principal amount of $113,000 to JSJ Investments Inc. (“JSJ Convertible Note #2”), including debt issuance costs of $11,250. This convertible note is due and payable on April 6, 2019 plus interest on the unpaid principal balance at a rate of 12% per annum.

The Company may repay the JSJ Convertible Note #2 (prior to conversion), at 120% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period beginning on April 6, 2018 the (“Issue Date”) and ending 90 days following the Issue Date; and 125% of such note (and accrued and unpaid interest thereon) if such note is repaid during the period beginning on the date that is 180 days from the Issue Date and ending 180 days following the Issue Date. After 180 days have elapsed from the Issue Date up to the maturity date the note has a cash redemption premium of 135% of the then outstanding note, plus accrued interest and Default interest, if any, which the Company may pay upon the Holder’s consent After the maturity date the Company may repay the then outstanding principal plus accrued interest and Default interest, if any.

The Holder shall have the right from time to time, at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at a price (“Conversion Price”) for each share of common stock equal to a 45% discount to the two lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice.

In connection with the JSJ Convertible Note #2 the Company paid $11,250 in debt issuance costs which are being amortized to interest expense using the effective interest method. During the years ended April 30, 2018 and 2017, the Company recognized interest expense in the amount of $740 and $0, respectively, relating to the amortization of the debt issuance costs. The unamortized balance of debt issuance costs totaled $10,510 and $0 at April 30, 2018 and 2017, respectively. The Company recorded interest expense in connection with the JSJ Convertible Note #2 in the amount of $892 and $0 for the years ended April 30, 2018 and 2017, respectively. Accrued interest due under the JSJ Convertible Note #2 totaled $892 and $0 as of April 30, 2018 and 2017, respectively.

The principal balance of the JSJ Convertible Note #2 was $113,000 and $0 at April 30, 2018 and 2017, respectively.

Tangiers Convertible Note and Financing Agreement

On August 25, 2016, the Company entered into an Amended and Restated 5.83% unsecured Fixed Convertible Promissory Note with Tangiers Global, LLC (“Tangiers convertible note”). This note amended the previously entered into 5.83% Fixed Convertible Promissory Note dated June 23, 2016 in the principal amount of $22,000 including an original issue discount in the amount of $2,000. This convertible note is due and payable on June 23, 2017 with guaranteed interest of 5.83% of the principal amount. This note is convertible at the election of the Holder from time to time after the issuance date. The note converts at $0.03. Conversion is limited such that the holder cannot exceed 9.99% beneficial ownership. In the event of default, the amount of principal not paid is subject to a default interest rate of 15% and a default penalty of 35%.

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

The Tangiers convertible note was redeemed in full on January 9, 2017. Amortization of the related discount totaled $2,000 for the year ended April 30, 2017. Interest in the amount of $9,200 was paid in the final settlement of Tangiers convertible note.

On June 23, 2016, the Company entered into a $5,000,000 equity line financing agreement (“Investment Agreement”) with Tangiers Global, LLC, Dorado, Puerto Rico and filed a Registration Statement for the financing with the SEC on August 31, 2016. The registration statement was declared effective by the Securities and Exchange Commission on January 31, 2017. The financing is over a maximum of 36 months. A maximum of 75 million (75,000,000) shares of the Company’s common stock have been registered for this financing. As of April 30, 2018 and 2017, there have been no draws under the Investment Agreement; thus, the outstanding balance totaled $0 at April 30, 2018 and 2017.

Note 17. Subscription Agreements

In November, 2017 the Company began offering the sale of up to $1,000,000 aggregate purchase price of shares of its common stock under a Subscription Agreement (the “Subscription Agreement”). Under the terms of the Subscription Agreement each Investor agrees to invest an amount for the purchase of shares in the Company, at a price per share equal to the average closing price of the Company’s common stock for the ten trading days prior to the date of closing (“Closing”) of the purchase by the Investor of the Shares (the “Purchase Price”), on the terms provided for herein.

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

On October 5, 2017, the Company entered into a Subscription Agreement with an accredited investor, for the sale of an aggregate of 6,818,182 shares of the Company’s Common Stock, with an investment in the amount of $75,000, at a price of $.011 per share.

On November 1, 2017, the Company entered into a Subscription Agreement with Rupes Futura AB, for the sale by the Company to Rupes Futura AB an aggregate of 4,502,252 shares of the Company’s Common Stock, with an investment in the amount of $50,000, at a price of $.01110556 per share.

On November 27, 2017, the Company entered into a Subscription Agreement with Michael Hylander, member of the Company’s Board of Directors, for the sale by the Company to Michael Hylander of an aggregate of 2,706,887 shares of the Company’s Common Stock, with an investment in the amount of $28,899, at a price of $0.010676 per share.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

On March 15, 2018, the Company entered into a Subscription Agreement with an accredited investor, for the sale of an aggregate of 430,904 shares of the Company’s Common Stock, with an investment in the amount of $10,000, at a price of $0.0232072 per share.

On January 18, 2018 the Company issued 5,050,505 shares of Common Stock at a purchase price of $.0099 to an accredited investor for cash in the amount of $50,000 pursuant to a November 6, 2017 Subscription Agreement.

On January 23, 2018 the Company issued 4,333,333 shares of Common Stock at a purchase price of $.0150 to BlueHawk Capital LLC, for cash in the amount of $65,000 pursuant to a January 16, 2018 Subscription Agreement.

On January 24, 2018 the Company issued 2,628,781 shares of Common Stock at a purchase price of $.01168 to Telaj Consulting LLC, in payment of amount due, in the amount of $30,703 pursuant to a January 3, 2018 Subscription Agreement. See Note 11.

On January 27, 2018, the Company entered into a Subscription Agreement with Park, LLC, for the sale by the Company to Park, LLC an aggregate of 6,823,144 shares of the Company’s Common Stock, with an investment in the amount of $100,000, at a price of $0.014656 per share.

On February 9, 2018 the Company entered into a Subscription Agreement with Park, LLC, for the sale by the Company to Park, LLC an aggregate of 5,422,993 shares of the Company’s Common Stock, with an investment in the amount of $100,000, at a price of $0.01844 per share.

On March 21, 2018, the Company entered into a Subscription Agreement with BiCoastal Equities LLC, for the sale by the Company to BiCoastal Equities LLC an aggregate of 2,390,057 shares of the Company’s Common Stock, with an investment in the amount of $50,000, at a price of $0.02092 per share.

On March 12, 2018, the Company entered into a Subscription Agreement with SM1Town Holdings LLC, for the sale by the Company to SM1Town Holdings LLC an aggregate of 2,390,057 shares of the Company’s Common Stock, with an investment in the amount of $50,000, at a price of $0.02092 per share.

On March 12, 2018, the Company entered into a Subscription Agreement with Telaj Consulting LLC, for the sale by the Company to Telaj Consulting LLC an aggregate of 3,346,080 shares of the Company’s Common Stock, with an investment in the amount of $70,000, at a price of $0.02092 per share.

On March 23, 2018, the Company entered into a Subscription Agreement with an accredited investor, for the sale by the Company to an accredited investor an aggregate of 871,080 shares of the Company’s Common Stock, with an investment in the amount of $25,000, at a price of $0.02870 per share.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

The Company determined that the True-Up feature of the valuation dates of the subscription agreements represents an embedded derivative since the True-Up feature represents a variable number of shares upon each valuation date (See Note 14).

Note 18. Related Party Advances

In July 2015 EIG, a major shareholder of the Company, advanced the Company $46,000. In November 2015 EIG advanced the Company an additional $13,000. By agreement between EIG and the Company, these advances had no established repayment terms nor did they earn interest and they were unsecured. During the year ended April 30, 2017 in payment of the non-interest bearing advances due EIG in the amount of $59,000 the Company issued 59,000 shares of Series A Preferred Stock to EIG. In connection with this payment in full, during the year ended April 30, 2017 the Company recorded a loss on settlement of a liability in the amount of $39,333, which is included in other expenses and income in the accompanying Consolidated Statements of Operations. Related party advances totaled from EIG totaled $0 at April 30, 2018 and 2017. See Note 23.

The Company entered into subscription agreements with three stockholders, Jan Telander, the Company’s President and CEO; Ulf Telander, the CEO of EIG; and Frederic Telander, the CEO of SolTech Energy Sweden AB. The subscription agreements provided for the investment in the Company by each of the three stockholders of $100,000 through the purchase of 100,000 shares each of Series A Preferred Stock. During the year ended April 30, 2017, the Company issued 300,000 shares of Series A Preferred Stock settled in cash of which $200,000 was received in the last quarter of fiscal 2016 and was recorded as amount due stockholders in the amount of $200,000 at April 30, 2016. The remaining $100,000 was received in the fiscal year ended April 30, 2017. See Note 23.

Note 19. Corporate Lease Agreements

Effective April 1, 2016, the Company entered into a lease agreement for office space for a period of thirty-six (36) months for its Michigan office. The monthly lease payments for the period April 1, 2016 through March 1, 2017 total $872, for the period April 1, 2017 through March 1, 2018 total $903 and the period April 1, 2018 through March 1, 2019 total $934. Future lease payments due through the lease termination in fiscal 2019 total $10,274.

At the beginning of the lease the Company paid a security deposit of $934, which is reflected as other assets on the April 30, 2018 and 2017 balance sheets.

On May 30, 2017, the Company lease our offices at 2667 Camino del Rio South, Suite 312, San Diego, CA 92108, of approximately 740 sq. ft., at a current monthly rent of $1,250, under a month-to-month lease.

On May 16, 2017, ProCon leased an office in Ensenada, Mexico of approximately 3,300 Sq. Ft, at a current monthly rent of $30,000 pesos per month, the rent will increase to $40,000 peso per month on May 16, 2018. The lease commenced on May 16, 2017 and will expire on May 15, 2020.

Corporate lease payments for offices in Michigan and Ensenada, Mexico for the years ending after April 30, 2018 are as follows:

2019	35,138
2020	25,393
2021	-
2022	-
2023	-
Thereafter	-

The Ensenada, Mexico rent payment was translated to US dollar using the exchange rate as of August 13, 2018 of 18.9026 peso to the dollar.

During 2018 and 2017, the Company recorded $31,811 and $10,464 in rental expense, respectively.

Note 20. Income Taxes

For tax purposes the Company has federal net operating loss (“NOL”) carryovers of $4,400,000 that are available to offset future taxable income. These NOL carryovers expire beginning in the year 2030. As a result of the Company’s reorganization, as further described in Note 1, the NOL carryovers generated prior to the reorganization are limited by Section 382 of the Internal Revenue Code resulting in no NOL carryover for the years prior to reorganization. Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	April 30, 2018	April 30, 2017

Deferred tax assets:
NOL carryovers	$908,611	$628,762
Amortization of debt discount	(137,839)	(33,048)
Loss on settlement of liabilities, Common Stock	(9,378)	-
Loss on settlement of liabilities, Series A	-	(64,216)
Warrants issued for services	(4,732)	(2,477)
Gain on settlement of liabilities, Series B	-	1,620
Loss from sale of rental properties	(21,000)	(3,095)
Gain/(Loss) on change in FV of derivative liabilities	233,997	(1,169)
Compensation - Restricted stock units	(210)	(994)
Bad debt expense	(39,700)	(1,494)
Impairment of goodwill	-	(27,002)
Depreciation expense	(3,739)	(5,749)
Total deferred tax assets	926,010	491,138

Valuation allowance	(926,010)	(491,138)
Net deferred tax assets	$-	$-

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

On December 22, 2017 the Tax Cuts and JOBS Act (the “Act”) was signed into law. The Act changed many aspects of U.S. corporate income taxation and included the change of the maximum corporate income tax rate from 35% to 21%. The effective rate used for estimation of deferred taxes was 21% and 15% for the years ended April 30, 2018 and 2017, respectively.

The tax years that remain subject to taxing authorities’ examination at April 30, 2018 are 2010 through 2018. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provisions.

Note 21. Preferred Stock

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

As of April 30, 2018 and 2017 9,501,656 preferred shares were issued and outstanding. See Notes 23 and 24.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Note 22. Common Stock

On March 12, 2018 the Company filed Schedule 14C Information Statement with the Securities and Exchange Commission. This information Statement was furnished to our stockholders on behalf of the Board of Directors pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended, for the purpose of informing our stockholders of amendments to our Certificate of Incorporation to increase the number of common stock that the Company is authorized to issue from 950,000,000 shares of common stock, par value $.0001 per share to 1,250,000,000 shares of common stock, par value $.0001 per share. The Board of Directors approved the amendments to the Certificate of Incorporation to increase the authorized common stock from 950,000,000 shares to 1,250,000,000 shares on March 8, 2018. The Company also received on March 8, 2018, the written consent from Stockholders of the Company who hold a majority of the voting power of the Company’s common stock. Upon the expiration of the 20 day period required by Rule 14c-2 and in accordance with the General Corporation Law of the State of Delaware, the Company filed a Certificate of Amendment to the Certificate of Incorporation to effect the Amendment to increase the Company’s authorized Common Stock. The Certificate of Amendment was filed subsequent to the 20 days after filing the Definitive Information Statement with the Securities and Exchange Commission and deliver the Definitive Information Statement to the Company’s stockholders.

Fiscal 2018 Activity

During the year ended April 30, 2018, the Company issued in total 47,714,255 shares of Common Stock for cash in the amount of $704,602. See Note 17.

On July 17, 2017 the Company issued 926,000 shares of Common Stock in connection with the Hoppel Convertible Note 2 Settlement Agreement. See Note16.

During the year April 30, 2018 the Company issued an additional 15,234,935 shares of Common Stock to settle conversions of $101,098 of the principal amounts of convertible debentures. See Note 16.

During the year April 30, 2018 the Company issued an additional 7,390,983 shares of Common Stock in connection with the cashless exercise of 10,101,010 warrants. See Note 26.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

On February 28, 2018, 500,000 shares of Common Stock, which was recorded at fair value of $ .017348 per common stock share, were issued to an outside investor in payment of professional services in the amount of $8,674.

Fiscal 2017 Activity

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

As of April 30, 2018 and 2017, 413,937,240 and 349,811,110 shares of Common Stock were issued and outstanding, respectively. As of April 30, 2018 an additional 7,640,043 shares of Common Stock were due under subscription agreement (see Note17).

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Note 23. Series A Preferred Stock

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

As of April 30, 2018 and 2017, 967,031 shares of Series A Preferred Stock were issued and outstanding. There was no activity relating to the Company’s Shares of Series A Preferred Stock during the year ended April 30, 2018.

2017 Activity

During the year ended April 30, 2017, the Company issued 967,031 of the authorized shares of Series A Preferred Stock as follows:

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

See Notes 12, 18 and 21.

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Each holder of record on September 8, 2016 and March 8, 2017 of the Series B Preferred Stock shall be entitled to receive a cash dividend at the annual rate of 7% of the Stated Value of the shares of Series B Preferred Stock held by such holder. For the year ended April 30, 2018, the Board of Directors declared a dividend of $94,812 to holders of the Series B Preferred Stock. During the year ended April 30, 2018, the Company paid no cash dividends and accrued an additional $94,812. During the year ended April 30, 2017, the Company paid Series B cash dividends in the amount of $94,812 and accrued an additional $13,767 for a total dividend of $108,579 for the year ended April 30, 2017. Accrued dividend payable totaled $108,579 and $13,767 as of April 30, 2018 and 2017, respectively.

As of April 30, 2018, there have been no conversion of the Preferred Stock into Common Stock.

2017 Activity

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

Series B was presented as temporary equity in the accompanying Consolidated Balance Sheet pursuant to ASC 480 as it was not initially redeemable until September 1, 2017 however no holders of the Series B Preferred Stock notified the Company within the period commencing February 1, 2017 and ending February 15, 2017, of their election to redeem their shares of Series B Preferred Stock thus Series B was transferred to equity in the accompanying Consolidated Balance Sheet as of April 30, 2017.

The Company further analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted beneficial conversion features do not exist.

Note 25. Employee Stock Option Plan

2012 Stock Option Plan

The Company terminated its 2012 Stock Option Plan following the expiration of all outstanding restricted stock units issued under that plan. Below is a description of the terminated plan and the activity for the years ending April 30, 2018 and 2017.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

As of April 30, 2018 and April 30, 2017 compensation expense of $1,000 and $6,636 respectively, was recorded as follows:

	April, 2018	April, 2017

Number of restricted stock units issued on December 3, 2012		600,000
Stock price on grant date		$0.03
Vesting Period		4 years
Estimated fair value at issuance		$18,000
May 1, 2016 through April 30, 2017 Compensation Expense		$2,626

Number of restricted stock units issued on June 1, 2014	600,000	600,000
Stock price on grant date	$0.02	$0.02
Vesting Period	3 years	3 years
Estimated fair value at issuance	$12,000	$12,000
May 1, 2017 through April 30, 2018 Compensation Expense	$1,000
May 1, 2016 through April 30, 2017 Compensation Expense		$4,000

Total compensation expense	$1,000	$6,626

Note 26. Warrants

For the year ended April 30, 2018, 3,450,000 warrants were issued along with debt, and 2,000,000 were exercised and none forfeited. For the year ended April 30, 2017, 10,550,000 warrants were issued along with debt, none exercised and none forfeited. See Notes 12 and 16.

On February 1, 2017 the Company issued a total of 3,000,000 of common stock warrants to two outside consultants. The warrants have an exercise price of $.0110 and expire on February 1, 2022. The warrants vest in one-third increments on April 30, 2017, 2018 and 2019. The fair value of the warrants was calculated using a Black-Scholes valuation model. As a result of this fair value calculation the Company recognized warrant expenses in the amount of $22,533 and $16,516 for the years ended April 30, 2018 and April 30, 2017, respectively.

The Company’s outstanding and exercisable warrants as of April 30, 2018 and 2017 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life in Years	Intrinsic Value
Warrants outstanding as of April 30, 2016	-	-	-	-
Warrants exercisable as of April 30, 2016	-	-	-	-

Warrants granted	13,550,000	0.03
Warrants forfeited	-	-
Warrants exercised	-	-

Warrants outstanding as of April 30, 2017	13,550,000	$0.03	4.53	-
Warrants exercisable as of April 30, 2017	11,550,000	$0.03	4.49	$16,000

Warrants granted	3,450,000	0.05
Warrants forfeited	-	-
Warrants exercised	(2,000,000)	0.05		-

Warrants outstanding as of April 30, 2018	15,000,000	$0.03	3.65
Warrants exercisable as of April 30, 2018	14,000,000	$0.03	3.64	$58,560

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Note 27. Subsequent Events

Convertible Note issued to Tangiers Global, LLC on May 7, 2018

On May 7, 2018, the Company issued an unsecured 12% Convertible Promissory Note, in the principal amount of $236,085 to Tangiers Global, LLC (Tangiers Note#3) with an original issue discount in the amount of $13,363. The Note is due November 27, 2018. The Holder has the right, at the Holder’s sole option, at any time and from time to time, to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and nonassessable shares of Common Stock. The conversion price is 55% of the lowest trading price for the common stock during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. This Note may be prepaid by the Company, in whole or in part within 90 days from the effective date, at 135% of the Principal Amount. After 180 days from the date of funding of the Note (the “Effective Date”) the Note may not be prepaid without written consent from Holder, which consent may be withheld, delayed or denied in Holder’s sole and absolute discretion. If the Note is in default, the Company may not prepay the Note without written consent of the Holder.

On May 8, 2018 the Company paid Tangiers a forbearance amount of $122,722 which represents the guaranteed interest and prepayment premium in connection with Tangiers Note 2. See Note 16.

Convertible Note issued to Tangiers Global, LLC on May 24, 2018

On May 24, 2018, the Company issued an unsecured 12% Fixed Convertible Promissory Note dated May 22, 2018 in the original principal amount of $105,000 due November 22, 2018 to Tangiers Global, LLC. The amount of $5,000 was retained by the Holder through an original issue discount for due diligence and legal bills related to this transaction, and the Company received net proceeds of $100,000. The Note is convertible at any time at a conversion price equal to 55% of the lowest trading price of the Company’s common stock during the 15 consecutive Trading Days prior to the date on which Holder elects to convert all or part of the Note. The Company may prepay the Note between 0 and 180 days from the Note’s effective date at amounts ranging from 115% to 125% of principal.

Global Capital Partners Fund Limited

On May 30, 2018 the Company entered into a financing commitment agreement with Global Capital Partners Fund Limited (the “Lender”) for a 12 month with one 12 month extension $5,000,000 financing (the “Loan”) secured by a first mortgage lien on our Cielo Mar property in Baja California, Mexico. The financing commitment is subject to execution of definitive agreements and fulfillment of the closing conditions in such agreements. The Lender’s fee is 3%, or $150,000, of which we have paid $55,000, the balance being due at closing. The Company also paid for appraisal costs of $19,795. The initial Loan term is one year, with the option of the Company at the end of the first year to extend the term of the Loan for an additional year. The interest rate on the Loan is up to 13% per annum in the first year term and increases to up to 14% for the second year. The initial prepayment penalty is 5%; decreasing to none following 12 months of timely payments. The commitment provides that closing shall take place prior to July 15, 2018.

On July 19, the Lender extended their original commitment agreement to allow additional time for the lender-ordered MAI appraisal to be completed and delivered, specifically, as well as any other outstanding items currently in-progress to be completed.

Amendment to Auctus Fund Convertible Note

The Company entered into an agreement with the Holder of the Auctus Convertible Note to amend the Note effective May 31, 2018, which provides for the following amendments to the Note: in consideration of the Company’s having made a cash payment of $5,000 (the “Cash Payment”) to the Holder on or before June 4, 2018, which does not reduce the balance owed under the Note, (i) the Holder shall only be entitled to effectuate a conversion under the Note on or after July 10, 2018, (ii) the “125%” prepayment amount in Section 1.9(b) of the Note is increased to “135%”, and (iii) the Company shall be permitted to exercise its right to prepay the Note pursuant to Section 1.9(b) of the Note (as amended by this Amendment) at any time before July 10, 2018. See Note 16.

Bellridge Capital, LP Convertible Debenture Issued June 14, 2018

Pursuant to the terms of a Securities Purchase Agreement, dated June 14, 2018, the Company issued to Bellridge Capital, LP (the “Holder”) a $7,500 Original Issue Discount 12% unsecured Convertible Debenture (the “Debenture”) in the principal amount of $157,500, due June 14, 2019. In addition to the Original Issue Discount, the Holder deducted $5,000 as a due diligence fee along with a $15 wire banking fee. At any time after the sooner to occur of (i)180 days from June 14, 2018, (ii) when the shares issuable upon conversion of the Debenture have been registered on a registration statement that has been declared effective by the Commission or (iii) if the Company is in breach or default of any of the Transaction Documents and until the Debenture is no longer outstanding, the Debenture (including principal and accrued but unpaid interest on any principal being converted, if any) is convertible, in whole or in part, into shares of Common Stock at the option of the Holder, at a conversion price equal to 65% of the lowest closing price for the Company’s Common Stock on the Trading Market for the 15 Trading Days prior to the conversion.

PROGREEN US, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

During the first six months the Debenture is in effect, the Company may redeem the Debenture by paying to the Holder an amount as follows: (i) if the redemption is prior to the 90th day the Debenture is in effect (including the 90th day), then for an amount equal to 110% of the unpaid principal amount of the Debenture along with any interest that has accrued during that period; (ii) if the redemption is on the 91st day the Debenture is in effect, up to and including the 120th day the Debenture is in effect, then for an amount equal to 120% of the unpaid principal amount of the Debenture along with any accrued interest; (iii) if the redemption is on the 121st day the Debenture is in effect, up to and including the 180th day the Debenture is in effect, then for an amount equal to 125% of the unpaid principal amount of the Debenture along with any accrued interest.

amendment to BlueHawk Capital LLC Convertible Promissory Note

Pursuant to a June 14, 2018 amendment BlueHawk LLC (“BlueHawk”) agreed to extend the Maturity Date of the BlueHawk Convertible Note to July 10, 2018, in exchange for increasing the applicable prepayment penalty under the BlueHawk Convertible Note from 125% to 135%. See Note 16.

On July 12, 2018, the Company entered into an agreement with Blue Hawk to amend and restate terms of the June 14, 2018 Amendment to the Convertible Note. In consideration of the Company (i) issuing BlueHawk 400,000 shares of the Company’s restricted common stock and (ii) adding $26,000 to the Principal amount of the Note (“Forbearance Amount”), BlueHawk agrees to forbear its conversion rights until August 10, 2018.

Conversion - Auctus Fund Convertible Note

On July 10, 2018, the Auctus Fund converted $23,233 in principal together with $7,947 of accrued interest and $500 of conversion fees. The conversion price was $0.00704 and 4,500,000 shares were issued. The remaining principal of the note is $87,642.

Conversion - Power Up Lending Group Convertible Note

On July 19, 2018, the Power Up Lending Group converted $15,000 in principal of the Note #5 convertible note. The conversion price was $0.0102 and 1,470,588 shares were issued. The remaining principal of the note was $48,000.

On July 23, 2018, the Power Up Lending Group converted $15,000 in principal of the Note #5 convertible note. The conversion price was $0.0073 and 2,054,795 shares were issued. The remaining principal of the note is $33,000.

Subscription Agreement

On May 24, 2018, the Company entered into a Subscription Agreement with Tangiers Global, LLC for the sale by the Company to Tangiers Global LLC an aggregate of 2,117,747 shares of the Company’s Common Stock, with an investment in the amount of $50,000, at a price of $0.02361 per share.

Acquisition of New Land for Baja California Agriculture and Real Estate Projects

On June 15, 2018, ProGreen US, Inc.’s subsidiary in Baja California, Mexico, Procon Baja JV (Procon), entered into a definitive purchase agreement for, and has taken possession of, a 2,500 acre tract of land in Baja California. The total purchase price is $160,000. $30,000 was due at the signing of the agreement with subsequent payment of $10,000 per month, beginning in June 2018 to June 2019.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

As supervised by our board of directors and our Chief Executive and Chief Financial Officer, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our management in this evaluation has concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2018, are not effective, due to lack of segregation of duties, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of internal control over financial reporting as of April 30, 2018. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded in this assessment that, as of April 30, 2018, our internal control over financial reporting is not effective and management’s evaluation was based on the following material weakness:

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter of our April 30, 2018 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors as of August 1, 2018.

Name	Age	Title
Jan Telander	68	Chief Executive Officer, Chief Financial Officer and Director; and General Manager, Procon joint venture
Michael Hylander	59	Director
Christina M. Lombera	50	Secretary

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

Other Information about our Board of Directors

During our fiscal year ended April 30, 2018, our Board of Directors acted by written consent 10 times.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. For the fiscal year ended April 30, 2018, we believe that all required filings under Section 16(a) have been made by our officers and directors, except that (1) Michael Hylander was elected to our Board of Directors on March 14, 2014 and has not as of the date of this report filed the Form 3 due March 24, 2014; and (2) the Section 16(a) filings of our CEO, Jan Telander, were late as follows:, Mr. Telander reported late two purchases of common stock on May 4, 2017 and April 27, 2017; on May 18, 2017, Mr. Telander reported late two purchases of common stock on May 15, 2017; on May 23, 2017, Mr. Telander filed a late Form 4 with respect to one stock purchase on May 18, 2017; on August 23, 2017, Mr. Telander filed a late Form 4 with respect to four stock purchases on August 15, 2017; and on July 10, 2018, Mr. Telander filed a late Form 5, with respect to the purchase of 400,000 shares of common stock on September 18, 2017.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during fiscal years 2018, 2017 and 2016 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensa-tion ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)		Total ($) (j)
Jan Telander,	2018	$11,643						$9,210	(1)	$-0-
CEO (1)	2017	$96,000						$21,000	(1)	$117,000
	2016	$96,000						$21,000	(1)	$117,000

(1)	Mr. Telander was paid a $9,210- housing allowance in fiscal 2018; a $21,000 housing allowance in fiscal 2017; and a $21,000 housing allowance in 2016.

Stock Options Granted and Director Compensation in the Year Ended April 30, 2018

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

On June 30, 2017, the Board of Directors of the Company adopted and approved the Company’s 2017 Employee Stock Option Plan (the “Plan”), for which approval or our stockholders was required. The Company during the one-year period following adoption of the Plan by the Board did not obtain approval of our stockholders, and the Plan has been terminated. No options were issued under the Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information regarding the beneficial ownership of our common stock as of July 9, 2018 by the following individuals or groups:

●	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

●	each of our named executive officers;

●	each of our directors; and

●	all directors and named executive officers as a group.

The percentage of beneficial ownership in the following table is based upon 416,485,891 shares of common stock outstanding as of July 9, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. We do not have any outstanding options, warrants or other conversion rights.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding
Common Stock
	Jan Telander (1) c/o Progreen US, Inc. 1667 Camino del Rio South Suite 312 San Diego, CA 92108(1)	55,196,195	12.35%

	Michael Hylander c/o Progreen US, Inc. 1667 Camino del Rio South Suite 312 San Diego, CA 92108	0	0

	Ulf Telander (2) Calle Sierra Nevada 64C Urb Loma de Marbella Club 29602 Marbella, Spain	318,112,754	49.02%

	Frederic Telander (3) Floragatan 16 SE 11431 Stockholm, Sweden	30,303,030	6.78%

	All officers and directors as a group	53,771,029	12.35%

Series A Convertible Preferred Stock
	Frederic Telander (3)	100,000	10.34%

	Ulf Telander (2)	767,031	79.32%

	Jan Telander (1)	100,000	10.34%

Series B Convertible Preferred Stock
	American Residential Fastigheter AB (4)
	DRottninggatan 36 SE 411 14 Goteborg, Sweden	8,534,625	100%

(1)	Mr. Jan Telander owns an aggregate of 24,863,865 shares common stock directly, and holds 100,000 shares of Series A Convertible Preferred Stock, convertible January 1, 2017 into 30,303,030 shares of common stock, at a conversion price of $0.0033 per share. The table above reflects conversion of the preferred stock held by Mr. Telander in calculating the percentage of common stock shown as owned by Mr. Telander. As of April 30, 2015, Mr. Telander had divested himself of all equity interests in EIG Venture Capital Ltd. and its affiliates, and resigned from all management and governing body positions with companies in this group.

(2)	Mr. Ulf Telander holds 100,000 shares of Series A Convertible Preferred Stock, which vote as, and are convertible on and after January 1, 2017 into, 30,303,030 shares of common stock, at a conversion price of $0.0033 per share. Mr. Telander is the owner of 66% of the equity interests in and controls EIG Venture Capital Ltd. (“EIG”). EIG owns 84,804,436 shares of common stock directly and is the sole stockholder of EIG Capital Investments Ltd. and Sofcon, Ltd., which own directly 497,197 and 377,485 shares of the Company’s common stock, respectively. EIG holds 667,031 shares of Series A Convertible Preferred Stock, which vote as, and are convertible into, 202,130,606 shares of common stock. EIG’s direct ownership of 85,679,118 shares of common stock and 667,031 shares of Series A Convertible Preferred Stock is included in Mr. Ulf Telander’s ownership of common stock and Series A Convertible Preferred Stock as shown in the table. The table above reflects conversion of the Series A Convertible Preferred Stock held by EIG and Mr. Telander in calculating the number of shares of common stock shown as beneficially owned by Mr. Telander.

Mr. Telander is the brother of Jan Telander, CEO of the Company.

(3)	Mr. Frederic Telander holds 100,000 shares of Series A Convertible Preferred Stock, which vote as, and are convertible into, 30,303,030 shares of common stock, at a conversion price of $0.0033 per share. The table above reflects conversion of the preferred stock held by Frederic Telander in calculating the percentage of common stock shown as owned by him.

(4)	Michael Lindstrom does not own any equity interest in, and is President of and controls, American Residential Fastigheter AB.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there has been no transaction, since May 1, 2017, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds, $9,800 being the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(a)	Any director or executive officer of our company;

(b)	Any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities; and

(c)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

We have entered into the following transactions with related parties in the last two years:

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

Credit Line Facilities with Our Chief Executive Officer

On August 2, 2016, the Company entered into a credit line promissory note (“Credit Line 1”) with its President and Chief Executive Officer (“President”) pursuant to which the Company borrowed $250,000 with interest at a rate of five (5%) percent per annum.

In connection with Credit Line 1, the Company issued the President five-year common stock purchase warrants. The warrants entitle the President to purchase ten shares of common stock for each one ($1.00) dollar of total disbursements by the President to the Company, of up to 2,500,000 shares of common stock at an exercise price of $0.05. During the year ended April 30, 2017, 250,000 of these warrants were issued in various denominations between August 2, 2016 through February 21, 2017, resulting in a total number of warrant shares of 2,500,000 as of April 30, 2018 and 2017.

On February 21, 2017 the Company’s President entered into an additional one year 5% Promissory Note credit line agreement (“Credit Line 2”) under which the Company borrowed $250,000 in fiscal 2017 and 2018 with interest at a rate of five (5%) percent per annum with an original due date of February 22, 2018.

In connection with the Credit Line 2, the Company issued the President five-year common stock purchase warrants. The warrants entitle the President to purchase ten shares of common stock for each one ($1.00) dollar of total disbursements by the President to the Company, of up to 2,500,000 shares of common stock at an exercise price of $0.05. During the year ended April 30, 2017, 205,000 of these warrants were issued in various denominations between February 22, 2017 through March 20, 2017, resulting in a total number of warrant shares of 2,050,000 as of April 30, 2017. During the year ended April 30, 2018 the remaining 450,000 warrants were issued in three 150,000 increments between July 5, 2017 and July 13, 2017 resulting in a total number of warrant shares of 2,500,000 as of April 30, 2018. The warrants have a five year term.

On July 19, 2017 the Company’s President entered into a one year unsecured 5% Promissory Note (“Credit Line 3”) pursuant to which the Company borrowed $250,000 with interest at a rate of five (5%) percent per annum, the Note being due on July 19, 2018. During the year ended April 30, 2018 the Company borrowed $250,000 under Credit Line 3 and repaid $20,100.

During the year April 30, 2018 ended the Company’s President entered into an unsecured 5% Promissory Note (“Credit Line 4”) whereby the Company borrowed a total of $185,155 with interest at a rate of five (5%) percent per annum, which is payable on July 19, 2018. During the year ended April 30, 2018 the Company repaid $32,500 of Credit Line 4. Notes payable related parties includes the amount due under these notes, with a balance outstanding of $152,655 and $0 as of April 30, 2018 and 2017, respectively.

Investment in Inmobiliaria Contel S.R.L.C.V. by Our Chief Executive Officer

In January 2016, Jan Telander, our CEO, made a loan of $75,000 to Contel. The Company in 2016 and through April 30, 2018, has made loans aggregating $1,187,500 as of April 30, 2018, to Contel for Contel’s agricultural operations. In January 2016 Mr. Telander received a 49.5% interest in Contel, which interest under the statutes (By-Laws) of Contel does not vest any management authority in Mr. Telander, since sole management authority for Contel under the statutes is vested in Flavio Contreras, and provides no voting rights except with respect to the approval of purchase and sale of real estate properties by Contel.

Subscription Agreements

The Company entered into subscription agreements with three stockholders, Jan Telander, the Company’s President and CEO; Ulf Telander, the CEO of EIG; and Frederic Telander, the CEO of SolTech Energy Sweden AB, which provided for the investment in the Company by each of the three stockholders of $100,000 through the purchase of 100,000 shares each of Series A Preferred Stock (100,000 share of Series A Preferred Stock being convertible into a total of 30,303,030 shares of common stock). All subscriptions were completed by June 8, 2016.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees accrued for audit services and other services provided for our fiscal years ended April 30, 2018 and 2017.

	2018	2017
Audit Fees	$67,000	$65,000
Audit-related Fees	-	-
Tax Fees	-
All Other Fees	-	-
Total Fees	$67,000	$65,000

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements, services in connection with our statutory and regulatory filings for fiscal 2018 and 2017.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2018 and 2017, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2018 and 2017.

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

All Other Services. Other services are services provided by the independent auditor that do not fall within the

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements filed with this report.

(a)(2) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement, dated March 6, 2001, by and between the Fairfax Group, Inc., a Florida corporation, and Diversified Product Inspections, Inc., a Florida corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 6, 2001.)

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.1a	Amendment to Certificate of Incorporation, filed July 8, 2009. (Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K/A, filed with the Commission on September 16, 2009.)

3.1b	Certificate of Ownership merging the Company’s wholly-owned subsidiary, Progreen Properties, Inc., into the Company, effective September 11, 2009. (Incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K, filed with the Commission on July 28, 2009.)

3.1c	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K/A, filed with the Commission on September 16, 2009.)

3.1d	Certificate of Designations for Series A Convertible Preferred Stock, filed with the Delaware Secretary of State on February 17, 2016. (Incorporated by reference to Exhibit 3.1d to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

3.1 e	Certificate of Designations for Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 9, 2016. (Incorporated by reference to Exhibit 3.1e to the Company’s Current Report on Form 8-K, filed with the Commission on March 9, 2016.)

3.1 f	Certificate of Amendment, filed with the Delaware Secretary of State on February 9, 2016. (Incorporated by reference to Exhibit 3.1f to the Company’s Annual Report on Form 10-K, filed with the Commission on July 11, 2016.)

3.1 g	Certificate of Amendment, filed with the Delaware Secretary of State on July 12, 2016. (Incorporated by reference to Exhibit 3.1g to the Company’s Current Report on Form 8-K, filed with the Commission on July 11, 2016.)

3.1 h	Certificate of Amendment, filed with the Delaware Secretary of State on December 6, 2016. (Incorporated by reference to Exhibit 3.1g to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on December 20, 2016.)

3.1i	Certificate of Amendment to the Company’s Certificate of Incorporation, filed April 20, 2018. (Incorporated by reference to Exhibit 3.1i to the Company’s Current Report on Form 8-K filed May 8, 2018.)

3.2	By-Laws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.3	Agreement and Plan of Merger, dated December 11, 2008, between the Company and Diversified Product Inspections, Inc., a Florida corporation. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.4	Articles of Merger of Diversified Product Inspections, Inc., a Florida corporation, with the Company, dated December 11, 2008, filed with the Florida Secretary of State. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

3.5	Certificate of Merger of Diversified Product Inspections, Inc., a Florida corporation, with the Company, dated December 11, 2008, filed with the Delaware Secretary of State. (Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2009.)

Exhibit No.	Description
10.5	Settlement Agreement and Asset Purchase Agreement dated as of September 30, 2008 among Diversified Product Inspections, LLC, a Tennessee limited liability company, the Company, John Van Zyll, Ann Furlong, and Marvin Stacy, Sofcon, Limited, EIG Venture Capital, Limited, and EIG Capital Investments Limited, and the First and Second Amendments thereto. (Incorporated by reference to Annex A to the Company’s definitive proxy statement for its special meeting of shareholders held on March 26, 2009, filed on February 13, 2009.)

10.6	Subscription Agreement, dated July 22, 2009, between the Company and EIG Venture Capital, Ltd. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on July 28, 2009.)

10.6 a	(Amendment No. 1, dated December 1, 2009, to Subscription Agreement, dated July 22, 2009, between the Company and EIG Venture Capital, Ltd. (Incorporated by reference to Exhibit 10.6a to the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2009.)

10.7	Form of Subscription Agreement for the Company’s 13.5% Secured Convertible Debentures. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2009.)

10.8	Form of the Company’s 13.5% Secured Convertible Debenture. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on November 10, 2009.)

10.9	Amendment to Secured Convertible Debenture, dated as of December 14, 2011. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on December 16, 2011.)

10.10	Second Amendment to Secured Convertible Debenture, dated as of February 8, 2012. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 16, 2012.)

10.11	2012 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Commission on June 7, 2012.)

10.12	Form of Restricted Stock Units Agreement issued pursuant to 2012 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Commission on June 7, 2012.)

10.13	Membership Interest Purchase Agreement made and entered into effective April 30, 2012, by and among the Company, American Residential Gap LLC, and Progreen Properties III LLC; Progreen Properties VII, LLC; Progreen Properties VIII LLC; Progreen Properties IX LLC; and Progreen Properties XI, LLC [including Assignment of Membership Interest by the Company, dated April 30, 2012; Assignment and Assumption of Leases, dated as of May 1, 2012, between the Company and American Residential Gap LLC; one-year Lease Guaranty of the Company, dated as of May 1, 2012. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 30, 2012.)

10.14	Management Agreement, made and entered into as of April 30, 2012, by and between Progreen Properties Management LLC and American Residential Gap LLC. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 30, 2012.)

Exhibit No.	Description
10.15	Agreement, dated May 30, 2013, between the Company and Rupes Futura AB, for the Sale of Investment Units in American Residential Gap ApS. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2013.)

10.16	Promissory Note issued to KBM Worldwide, Inc. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2013.)

10.17	Securities Purchase Agreement, dated as of November 19, 2014, between KBM Worldwide, Inc. and the Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the Commission on November 25, 2014.)

10.18	Fifth Amendment to Secured Convertible Debenture, dated as of December 19, 2014. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.19	Working Construction Agreement between American Residental GAP LLC and Progreen Construction LLC, dated as of March 1, 2015. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.20	Promissory Note issued March 12, 2015 to Vis Vires Group, Inc., (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.21	Securities Purchase Agreement, dated as of March 12, 2015, between Vis Vires Group, Inc. and the Company. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.).

10.22	Amendment, dated as of March 15, 2015, to Investment Agreement between American Residential Fastigheter AB and the Company. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.23	Promissory Note issued April 21, 2015 to Vis Vires Group, Inc. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.24	Securities Purchase Agreement, dated as of April 21, 2015, between Vis Vires Group, Inc. and the Company. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.25	Instalment Payment Agreement, dated June 25, 2015, between American Residential Fastigheter AB and the Company. (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Commission on August 13, 2015.)

10.26	Promissory Note issued to JMJ Financial, issued September 2, 2015. (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed with the Commission on September 14, 2015.)

10.27	Representations and Warranties Agreement, dated September 2, 2015, between JMJ Financial and the Company. (Incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed with the Commission on September 14, 2015.)

Exhibit No.	Description
10.28	Assignment and Assumption Agreement, dated February 9, 2016, by and between the Company, EIG Venture Capital Ltd and Rupes Futura AB, with regard to assignment of 13.5% Secured Convertible Debenture, due November 5, 2015. (Incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.29	Conversion Agreement, dated as of February 9, 2016, between EIG Venture Capital Ltd. and the Company. (Incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.30	Form of Subscription Agreement for purchase of shares of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.31	Purchase Agreement, dated March 8, 2016, between the Company and American Residential Fastigheter AB. (Incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed with the Commission on March 9, 2016.)

10.31a	Amendment No. 1 to Purchase Agreement, dated March 8, 2016, between the Company and American Residential Fastigheter AB. (Incorporated by reference to Exhibit 10.31a to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 21, 2016.)

10.32	Joint Venture Contract, dated February 12, 2016, between Immobiliaria Contel and the Company. (Incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 21, 2016.)

10.33	Recognition Agreement with Debt Mortgage Guarantee, dated February 12, 2016, between Immobiliaria Contel and the Company. (Incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 21, 2016.)

10.34	Investment Agreement, dated June 23, 2016, between the Company and Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K, filed with the Commission on June 27, 2016.)

10.35	Registration Rights Agreement, dated June 23, 2016, between the Company and Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.36	Common Stock Purchase Warrant, dated June 23, 2016, between the Company and Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.37	Form of $22,000 Convertible Debenture issued to Tangiers Global, LLC June 23, 2016. (Incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the Commission on February 18, 2016.)

10.37a	Amended and Restated 5.83% Fixed Convertible Promissory Note, dated August 25, 2016, issued to Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.37a to the Company’s Form S-1, filed with the Commission on August 31, 2016.)

10.37b	Amendment dated December 9, 2016 to Amended and Restated 5.83% Fixed Convertible Promissory Note, dated August 25, 2016, issued to Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.37b to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on December 20, 2016.)

10.37c	Convertible 7% Promissory Note, dated January 20, 2017, issued to Lucas Hoppel. (Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 22, 2017.)

10.38	Securities Purchase Agreement, dated January 20, 2017, between the Company and Lucas Hoppel. (Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 22, 2017.)

10.39	Convertible Promissory Note dated February 21, 2017, issued to Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 22, 2017.)

10.40	Securities Purchase Agreement, dated February 21, 2017, between the Company and Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 22, 2017.)

10.41	Convertible Debenture, dated March 15, 2017, issued to Bellridge Capital, LP. (Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 22, 2017.)

10.42	Securities Purchase Agreement, dated March 15, 2017, between the Company and Bellridge Capital, LP. (Incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 22, 2017.)

10.43	Convertible Promissory Note, dated March 21, 2017, issued to Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on March 22, 2017.)

10.44	Convertible Note issued to Silo Equity Partners Venture Fund, LLC. (Incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2017.)

10.45	Securities Purchase Agreement, dated March 22, 2017, between the Company and Silo Equity Partners Venture Fund, LLC. (Incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2017.)

10.46	Convertible Note issued April 27, 2017 to EMA Financial, LLC. (Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K, filed with the Commission on May 3, 2017.)

10.47	Securities Purchase Agreement, dated April 3, 2017, between the Company and EMA Financial, LLC. . (Incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K, filed with the Commission on May 3, 2017.)

10.48	Convertible Note dated May 11, 2017, issued to Vista Capital Investments LLC. (Incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2017.)

10.49	Common Stock Purchase Warrant issued to Vista Capital Investments, LLC. (Incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2017.)

10.50	Convertible Promissory Note issued May 15, 2017 to Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2017.)

10.51	Securities Purchase Agreement, dated May 15, 2017, between the Company and Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2017.)

10.52	Convertible Promissory Note issued May 16, 2017 to JSJ Investments Inc. (Incorporated by reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2017.)

10.53	2017 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K, filed with the Commission on July 10, 2017.)

10.54	Settlement Agreement, dated July 17, 2017, between the Company and Lucas Hoppel. (Incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed September 19, 2017.)

10.55	Amendment, dated August 21, 2017, to Securities Purchase Agreement and $105,000 Convertible Promissory Note, between the Company and Lucas Hoppel. (Incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q filed September 19, 2017.)

10.56	Convertible Promissory Note dated August 25, 2017, issued to Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.561 to the Company’s Quarterly Report on Form 10-Q filed September 19, 2017.)

10.57	Securities Purchase Agreement, dated August 23, 2017, between the Company and Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q filed September 19, 2017.)

10.58	Convertible Note issued October 17, 2017 to Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed October 19, 2017.)

10.59	Convertible Promissory Note dated November 8, 2017, issued to Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q filed December 20, 2017.)

10.60	Securities Purchase Agreement, dated November 8, 2017, between the Company and Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed December 20, 2017.)

10.61	Convertible Promissory Note dated November 24, 2017, issued to Blue Hawk Capital, LLC. (Incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed December 20, 2017.)

10.62	Securities Purchase Agreement, dated November 24, 2017, between the Company and Blue Hawk Capital, LLC. (Incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q filed December 20, 2017.)

10.63	Convertible Promissory Note dated November 29, 2017, issued to Actus Fund, LLC. (Incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed December 20, 2017.)

10.64	Securities Purchase Agreement, dated November 29, 2017, between the Company and Actus Fund, LLC. (Incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed December 20, 2017.)

10.65	Convertible Note issued January 19, 2018 to Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.65 to the Company’s Current Report on Form 8-K filed January 29, 2018.)

10.66	Securities Purchase Agreement, dated January 17, 2018, between the Company and Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed January 29, 2018.)

10.67	Convertible Promissory Note dated February 13, 2018, issued to Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q filed March 26, 2018.)

10.68	Securities Purchase Agreement, dated February 13, 2018, between the Company and Power Up Lending Group Ltd. (Incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q filed March 26, 2018.)

10.69	Convertible Promissory Note dated February 14, 2018, issued to Adar Bays, LLC. (Incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q filed March 26, 2018.).

10.70	Securities Purchase Agreement, dated March 14, 2018, between the Company and Adar Bays, LLC. (Incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed March 26, 2018.)

10.71

Promissory Note issued by the Company on December 31, 2017 to American Residential Fastigheter AB. (Incorporated by reference to Exhibit 10.71 to the Company’s Current Report on Form 8-K filed May 8, 2018.)

10.72	Convertible Promissory Note issued by the Company on April 6, 2016 to JSJ Investments Inc. (Incorporated by reference to Exhibit 10.72 to the Company’s Current Report on Form 8-K filed May 8, 2018.)

10.73	Convertible Promissory Note issued by the Company on April 27, 2018 to Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.73 to the Company’s Current Report on Form 8-K filed May 8, 2018.)

10.74	Forbearance Agreement, dated April 27, 2018, between Tangiers Global, LLC and the Company. (Incorporated by reference to Exhibit 10.74 to the Company’s Current Report on Form 8-K filed May 8, 2018.)

10.75	Common Stock Purchase Warrant issued April 27, 2018 to Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.75 to the Company’s Current Report on Form 8-K filed May 8, 2018.)

10.76	Convertible Promissory Note issued May 22, 2018 to Tangiers Global, LLC. (Incorporated by reference to Exhibit 10.76 to the Company’s Current Report on Form 8-K filed June 5, 2018.)

10.77	Global Capital Partners Financing Commitment May 30, 2018. (Incorporated by reference to Exhibit 10.77 to the Company’s Current Report on Form 8-K filed June 5, 2018.)

10.78	Amendment No. 1, effective May 31, 2018, to Promissory Note issued December 4, 2017 to Auctus Fund, LLC. (Incorporated by reference to Exhibit 10.78 to the Company’s Current Report on Form 8-K filed June 4, 2018.)

10.79	Convertible Promissory Debenture issued June 14, 2018 to Bellridge Capital, LP. (Incorporated by reference to Exhibit 10.79 to the Company’s Current Report on Form 8-K filed June 20, 2018.)

10.80	Securities Purchase Agreement, dated June 14, 2018, between the Company and Bellridge Capital, LP. (Incorporated by reference to Exhibit 10.80 to the Company’s Current Report on Form 8-K filed June 20, 2018.)

10.81	BlueHawk Capital LLC Amendment to Convertible Promissory Note, dated June 14, 2018. (Incorporated by reference to Exhibit 10.81 to the Company’s Current Report on Form 8-K filed June 20, 2018.)

14.1	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 31, 2006.)

21	Subsidiaries of Registrant.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.**

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

PROGREEN US, INC

Date: August 14, 2018	By:	/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant in the capacities indicated, on August 14, 2018.

/s/ Jan Telander
Jan Telander, Chief Executive Officer, Chief
Financial Officer and Director

By:	/s/ Michael Hylander
Michael Hylander, Director

