Form 10-Q
period 2018-07-31
Progreen US, Inc.
filed 2018-09-19
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: July 31, 2018

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of September 14, 2018 was 502,256,840 shares.

PROGREEN US, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018.

The results of operations for the three months ended July 31, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen US, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2018	April 30, 2018
	(Unaudited)

Assets
Agricultural land	$160,000	$-
Land under development	500,000	500,000
Property	660,000	500,000
Cash	17,971	106,256
Accounts receivable, net of allowance of $36,910 and $37,960	-	-
Notes receivable - land contracts, net of allowance of $199,793 and $221,080	70,659	70,659
Other assets	46,223	82,909
Note receivable - related party	1,327,500	1,187,500
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $46,792 and $46,703	3,804	3,804
Total assets	$2,126,157	$1,951,128

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$382,551	$348,657
Reservation and tenant deposits	51,500	48,085
Notes payable	23,512	23,512
Note payable, related parties, net of discount of $0 and $0, respectively	840,555	882,555
Note payable - Ann Arbor	52,482	58,952
Derivative liabilities	1,952,971	772,895
Convertible debentures, net of discount of $272,590 and $32,682, respectively	1,019,191	839,247
Dividend payable	132,477	108,579
Liability under land contract – related party	520,000	400,000
Total liabilities	4,975,239	3,482,482

Stockholders’ deficit
Convertible preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 967,031 and 967,031 shares issued and outstanding, at July 31, 2018 and April 30, 2017	97	97
Convertible preferred stock, Series B $.0001 par value, 8,534,625 shares authorized, 8,534,625 and 8,534,625 shares issued and outstanding at July 31, 2018 and April 30, 2017	853	853
Common stock, $.0001 par value, 1,250,000,000 shares authorized, 432,120,413 and 421,577,283 outstanding at July 31, 2018 and April 30, 2017	43,211	42,157
Additional paid in capital	6,063,808	6,221,833
Accumulated other comprehensive income	(22,531)	(30,999)
Accumulated deficit	(8,860,506)	(7,723,312)
Total controlling interest	(2,775,068)	(1,489,371)
Noncontrolling interest in consolidated subsidiary	(74,014)	(41,983)
Total stockholders’ deficit	(2,849,082)	(1,531,354)
Total liabilities and stockholders’ deficit	$2,126,157	$1,951,128

See accompanying notes to these unaudited condensed consolidated financial statements

ProGreen US, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	July
	2018	2017
Revenues:

Rental revenue	$-	$15,525
Net gain on sale of properties	-	39,905
Total Revenue	$-	$55,430
Expenses:
Selling, General & administrative	156,015	112,475
Professional fees	135,233	59,200
Total operating expenses	$291,248	$171,675

Operating loss	(291,248)	(116,245)
Other expenses and income:
Interest expense, net	(536,754)	(96,792)
Loss on settlement of liabilities, common stock	(33,240)	(44,659)
Gain (loss) on change in fair value of derivative liabilities	(284,085)	114,628
Loss before income tax expense	$(1,145,327)	$(143,068)
Net Loss	$(1,145,327)	$(143,068)
Less: Net loss attributable to noncontrolling interest	$(32,031)	$(10,936)
Net Loss attributable to parent	$(1,113,296)	$(132,132)
Deemed dividend on redeemable, convertible preferred stock, Series B	$23,898	$23,898
Net Loss attributable to parent common shareholders	$(1,137,194)	$(156,030)
Other comprehensive loss
Change in foreign currency translation adjustments	$8,468	$(639)
Other comprehensive loss	$8,468	$(639)
Comprehensive net loss attributable to parent	$(1,128,726)	$(156,669)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and fully diluted	424,088,103	350,596,197

See accompanying notes to these unaudited condensed consolidated financial statements

ProGreen US, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	July
	2018	2017
Cash used in operating activities
Net loss	$(1,145,327)	$(143,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	-	1,000
Depreciation	-	7,730
Gain on sale of rental properties	-	(39,905)
Loss (Gain) on change in fair value of derivative liabilities	284,085	(114,628)
Loss on settlement of liabilities	33,240	44,659
Warrants issued	20,100	-
Amortization of debt discount	390,970	73,039
Changes in operating assets and liabilities:
Accounts receivable	-	(17,162)
Accounts payable and accrued expenses	42,341	11,031
Reservation and tenant deposits	3,415	6,000
Other current assets	36,686	(10,296)
Cash Provided used in operating activities	(334,490)	(181,600)
Cash used in investing activities
Purchase of office equipment	-	(1,557)
Proceeds from sale of properties	-	231,000
Purchase of land	(40,000)	-
Loan for note receivable - related party	(140,000)	(265,000)
Cash provided by (used in) investing activities	(180,000)	(35,557)

Cash provided by (used in) financing activities
Proceeds from convertible preferred stock, Series A issued for cash from related party	-	-
Proceeds from the sale of common stock	50,000	-
Proceeds from notes payable-related party	-	104,970
Proceeds from notes payable	-	(336,426)
Repayment of notes payable	(6,470)	-
Repayment of notes payable related party	(42,000)	-
Proceeds from convertible debentures	467,707	251,000
Repayment of convertible debentures	(51,500)	(42,000)
Decrease in obligations under capital leases	-	(1,343)
Cash provided by financing activities	417,737	(23,799)
Effect of foreign exchange on cash	8,468	(639)
Net change in cash	(88,285)	(241,595)

Cash at beginning of period	106,256	289,095
Cash at end of period	$17,971	$47,500
Supplemental information:
Cash paid for interest	$226,006	$9,318

Noncash investing and financing transactions:
Reclassification of equity to derivative liability due to tainting	$320,890	$-
Reclassification of derivative liability to equity due to conversion	$45,000	$-
Dividend declared not paid, redeemable, convertible preferred stock, Series B	$23,898	$23,898
Discount on derivatives	$600,000	$41,312
Deferred gain on sale of rental properties	$-	$52,601
Note receivable - land contracts issued for sale of properties	$-	$124,000
Accrued interest rolled into principal	$-	$639
Derivative liability due to true up feature of common shares issued	$-	$-
Stock issued for convertible debt and accrued interest	$61,680	$-
Purchase of land on account	$120,000	$-

See accompanying notes to these unaudited condensed consolidated financial statements

ProGreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended July 31, 2018, are not necessarily indicative of the results that may be expected for the year ending April 30, 2019.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the three months ended July 31, 2018, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended July 31, 2018, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending 2018 classifications.

Note 2. Agricultural Land, Land Under Development and Liability under Land Contract-Related Party

During the quarter ended July 31, 2018, the Company acquired agricultural land and under the terms of a definitive purchase agreement, the Company recorded agricultural land at cost in the amount of $160,000, paid $40,000 of the purchase price and recorded a liability under land contract for the balance due in the amount of $120,000 and $0 as of July 31, 2018 and April 30, 2018, respectively. No interest is due under the terms of the definitive purchase agreement. The Company held agricultural land in the amount of $160,000 and $0, as of July 31, 2018 and April 30, 2018, respectively.

The Company held land under development in the amount of $500,000 as of July 31, 2018 and April 30, 2017. The liability under land contract to purchase the land was $400,000 as of July 31, 2018 and April 30, 2018.

ProGreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

As of July 31, 2018 payments under the agreements are due as follows for liability under land contract – related party:

2019	$200,000
2020	120,000
2021	100,000
2022	100,000
Total	$520,000

Note 3. Note Receivable - Related Party

During the quarter ended July 31, 2018, the Company contributed an additional $140,000 to Inmobiliaria Contel S.R.L.C.V. Note Receivable - Related Party totaled $1,327,500 and $1,187,500 as of July 31, 2018 and April 30, 2018, respectively.

Note 4. Notes Payable

During the quarter ended July 31, 2018 no payments were made under Notes Payable. The amount due under the Southfield debt had a balance outstanding of $14,512 as of July 31, 2018 and April 30, 2018. The amount outstanding under the unsecured promissory note with an unrelated party note payable totaled $9,000 as of July 31, 2018 and April 30, 2018.

Note 5. Note Payable, Related Party

During the quarter ended July 31, 2018, the Company paid $42,000 of amounts due under the Company’s credit line promissory notes with its President and Chief Executive Officer.

Notes payable related parties includes the amounts due under the Credit Lines with a total balance outstanding of $840,555 and $882,555 as of July 31, 2018 and April 30, 2018, respectively.

Amortization of the related discount totaled $0 and $31,291 for the quarters ended July, 31, 2018 and 2017, respectively. The Company recorded total interest expense in connection with the Credit Lines in the amount of $10,494 and $5,876 for the quarters ended July, 31, 2018 and 2017, respectively. Total accrued interest due under the Credit Lines was $61,111 and $50,617 as of July, 31, 2018 and April 30, 2018, respectively.

Note 6. Note Payable to Bank of Ann Arbor

During the quarter ended July 31,2018 the Company paid $6,470 under the note payable Ann Arbor and had a balance outstanding of $52,482 and $58,952 as of July 31, 2018 and April 30, 2018, respectively. The Company recorded interest expense in connection with this note payable in the amount of $1,475 and $7,005 for the quarters ended July 31, 2018 and 2017, respectively. Accrued interest due under the note payable totaled $1,109 and $304 as of July 31, 2018 and April 30, 2018, respectively.

Principal payment requirements on the notes payable to Bank of Ann Arbor are as follows:

2019	$30,035
2020	22,447
Thereafter	-
Total	$52,482

ProGreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

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

The three levels of valuation hierarchy are defined as follows:

Level 1 -	Observable inputs such as quoted market prices in active markets.

Level 2 -	Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 -	Unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company held certain financial instruments that are measured at fair value on a recurring basis.

Financial instruments measured at fair value are:

●	Convertible debt totaling $768,531 and $0 at July 31 ,2018 and April 30,2018, respectively, with a derivative liability totaling $563,000 and $0 at July 31, 2018 and April 30, 2018, respectively, which are categorized as Level 3.
●	Equity investments totaling $754,314 and $704,314 at July 31 ,2018 and April 30,2018, respectively, with a derivative liability totaling $1,257,276 and $772,895 at July 31, 2018 and April 30, 2018, respectively, which are categorized as Level 3.
●	12,750,000 and 0 Common stock warrants at July 31 ,2018 and April 30,2018, respectively, with a derivative liability totaling $132,695 and $0 at July 31, 2018 and April 30, 2018, respectively, which are categorized as Level 3.

The related (loss) gain on derivatives totaled ($284,085) and $114,628 for the quarters ended July 31, 2018 and 2017, respectively.

Note 8. Derivative Liabilities

During the quarter ended July 31, 2018 the Company identified conversion features embedded within its convertible debt. The Company determined that the conversion feature of the convertible notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. The fair value of the embedded derivative liabilities on the convertible notes were determined using a multinomial lattice models on the issuance dates with the assumptions in the table below.

ProGreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

The fair values at the commitment dates and remeasurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the 3 months ended July 31, 2018:

Stock Price	$0.0115 - $0.0269
Exercise Price	$0.0063 - $0.05
Risk Free Rate	1.93% - 2.81%
Volatility	120% - 420%
Term (Years)	.04 - 4.98

The fair value of the embedded derivative liabilities on the subscription agreements at commitment date and remeasurement date are based upon the following estimates and assumptions made by management for the 3 months ended July 31, 2018:

Stock Price	$0.0115 - $0.0229
Exercise Price	$0.0198 - $0.0472
Risk Free Rate	1.95% - 2.35%
Volatility	114% - 508%
Term (Years)	.11 - .99

The fair value of the Company’s derivative liabilities at July 31, 2018 is as follows:

April 30, 2018 Balance	$772,895
Discount on debt	600,000
Reclass to equity due to tainting	320,891
Reclass to equity due to conversions	(45,000)
Warrants issued related to convertible debt	20,100
Fair value mark to market adjustment	284,085
Derivative liabilities, balance	$1,952,971

The fair values at the commitment dates and re-measurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the three months ended July 31, 2018.

Note 9. Financing Agreement and Convertible Debentures

During the quarter ended July 31, 2018 the Company issued three unsecured convertible notes payable in a total amount of $467,707 in cash, with original issue discounts and debt issuance costs totaling $30,878, interest rates of 12% per annum and due dates ranging from November 22, 2018 to June 14, 2019. The Holders shall have the right, in their sole and absolute discretion, at various dates to convert all or any part of the outstanding amount due under the Notes into fully paid and nonassessable shares of Common Stock. The conversion prices range from 55% to 65% multiplied by the average of the two lowest trading prices of the common stock during the 20 trading day period on two convertible notes and 15 trading day period on one convertible note, ending on the latest complete Trading Day prior to the conversion. The Company may prepay the amounts outstanding to the holders at any time up to the 180th day from issuance date.

ProGreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

During the quarter ended July 31, 2018 the Company made cash payments totaling $51,500 and noncash payments totaling $61,680 in the form of conversions to 8,025,383 shares of the Company’s common stock under the terms of its convertible notes.

During the quarter ended July 31, 2018 the Company entered into an agreement to amend and restate the terms of an existing convertible note. In consideration the Company (i) issued 400,000 shares of the Company’s common stock and (ii) increased the note principal amount by $26,000 and the lender agreed to forbear its conversion rights until August 10, 2018. The company recognized $33,240 for loss on the settlement of liabilities.

The Company paid $5,000 to the Auctus fund to amend certain terms of their convertible note issued on November 29, 2017. This amount was included in interest expense.

The balance of the convertible notes, net of discounts was $1,019,191 and $839,247 at July 31, 2018 and April 30, 2018, respectively. Amortization of debt discount was $390,970 for the 3 months ended July, 31, 2018.

Note 10. Subscription Agreements

During the quarter ended July 31, 2018 the Company entered into a Subscription Agreement with Tangiers Global, LLC for the sale by the Company to Tangiers Global LLC an aggregate of 2,117,747 shares of the Company’s Common Stock, with a cash investment in the amount of $50,000, at a price of $0.02361 per share. See Note 13.

Note 11. Equity

During the quarter ended July 31, 2018 the Company issued 8,425,383 shares of Common Stock, to settle conversions of $61,680 of principal amounts of convertible notes and to amend and restate an existing note.

During the quarter ended July 31, 2018 the Company issued in total 2,117,747 shares of Common Stock for in cash in the amount of $50,000.

As of July 31, 2018, the total accrued dividend for the Series B Preferred stock was $132,477.

Note 12. Warrants

For the three months ended July 31, 2018 750,000 warrants were issued, and none were exercised or forfeited. The Company’s outstanding and exercisable warrants as of July 31, 2018 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of April 30, 2018	15,000,000	$0.03	3.65
Warrants Exercisable as of April 30, 2018	14,000,000	$0.03	3.64	$58,560
Warrants Granted	750,000
Warrants Forfeited
Warrants Exercised
Warrants Outstanding as of July 31, 2018	15,750,000	0.03	3.46
Warrants Exercisable as of July 30, 2018	14,750,000	0.04	3.46	$1,000

Note 13. Subsequent Events

Subsequent to July 31, 2018, convertible debt in the amount of $241,000 plus accrued interest totaling $8,760 were converted into 77,345,566 shares of the Company’s common stock.

Effective August 31, 2018 the Company terminated its May 30, 2018 financing commitment agreement with Global Capital Partners Fund Limited.

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

We have expanded our real estate development operations to include Baja California, Mexico. On February 11, 2016, we signed a definitive agreement with Contel for Progreen to finance the first tract of land of approximately 300 acres which is being developed by Contel for agriculture use. Four wells have been drilled on the first tract, and the growing operation has begun delivering chilies pepper to Huy Fong Foods, Inc. an importer to the U.S. market under a produce purchase agreement for chili peppers.

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

Status of Current Bridge Financing

On May 30, 2018 the Company entered into a financing commitment agreement with Global Capital Partners Fund Limited (the “Lender”) for a 12 month and one 12 month extension $5,000,000 financing secured by a first mortgage lien on our Cielo Mar property in Baja California, Mexico. On July 19, 2018, the Lender unilaterally granted a 60 day extension of its closing date commitment of July 15 to September 15, 2018. On August 28, 2018 we notified the Lender that we have terminated the financing commitment, effective August 31, 2018, due to the Lender’s acknowledged inability to fulfill its obligations to provide the loan consistent with the terms of the commitment.

We are in negotiations with other firms for a bridge loan in the amount of $5,000,000, or in that size range, and expect to receive positive responses from one or more of the firms.

Outstanding Convertible Notes

We have approximately $1,292,000 (unamortized discounts total approximately $273,000) in the aggregate of convertible debt outstanding, in the form of convertible notes ranging in size from $33,000 to $306,804. $306,804 of these notes are past due and, although we are in technical default, the lender has not sent us notice of default. Certain of the lenders are exercising their rights to convert their loans in to common stock and selling the shares in the public market for our stock.

Default terms in these notes generally provide for an increase in shares issuable pursuant to the lenders’ conversion rights, as well as cross-default provisions and provisions reducing the conversion prices if our common stock sells below specified prices in the over-the-counter market.

RESULTS OF OPERATIONS

Three months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

During the three months ended July 31, 2018, we incurred a net loss of approximately $1,113,000 compared to a net loss of approximately $132,000 for the three months ended July 31, 2017. Revenue decreased approximately $55,000 in the three months ended July 31, 2018 compared to the three months ended July 31, 2017.

Rental revenue decreased to $0 as compared to approximately $16,000 during the three months ended July 31, 2017. The Company received rental income from no properties during the three months ended July 31, 2018 as compared to seven in the comparable prior period. All remaining rental properties were sold in fiscal 2018.

Proceeds from the sale of properties decreased to $0 as compared to $231,000 during the three months ended July 31, 2017 and the corresponding cost of properties sold decreased to $0 as compared to approximately $178,000 in the three months ended July 31, 2017, resulting in a net loss from sale of properties of $0 during the three months ended July 31, 2018, as compared to a net gain of approximately $40,000 during the three months ended July 31, 2017. The Company sold no properties in the three months ended July 31, 2018 as compared to four in the comparable prior period.

There have been fluctuations in certain expenses in the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. In the three months ended July 31, 2018, selling, general and administrative expenses increased approximately $44,000 as compared to the comparable prior period mainly due to the following changes:

There were increases in certain expenses:

Funding fees expense increased by approximately $75,000 during the three months ended July 31, 2018 as compared to the comparable prior period due to the Company’s payment of a nonrefundable fee in connection with a terminated financing commitment agreement.

Bank charges expense increased by approximately $2,000 during the three months ended July 31, 2018 as compared to the comparable prior period due to an increase in wire transfer fees in the current period.

Dues and subscriptions increased by approximately $3,000 during the three months ended July 31, 2018 as compared to the comparable prior period due to fees paid to the San Diego Chamber of commerce in the current period.

Investor relations expense increased by approximately $4,000 during the three months ended July 31, 2018 as compared to the comparable prior period due news wire access fees and fees charged for XBRL formatting services.

Other taxes expense increased by approximately $13,000 during the three months ended July 31, 2018 as compared to the comparable prior period due Michigan taxes and California franchise taxes in the amount of approximately $3,000 and taxes relating to Procon’s operations of approximately $10,000.

Wage related expenses increased by approximately $2,000 during the three months ended July 31, 2018 as compared to the comparable prior period due to adjustments to salaries and payroll taxes in the prior comparable quarter. No wages were paid in the current quarter however housing allowance decreased approximately $1,000 in the current period.

Office rent expense increased by approximately $2,000 during the three months ended July 31, 2018 as compared to the comparable prior period due to the Company’s lease in San Diego and the remaining lease payments due under the Michigan office lease.

Fees and licensing expense increased by approximately $6,000 during the three months ended July 31, 2018 as compared to the comparable prior period due costs incurred for the Cielo Mar development projects in Baja California.

These increases were offset by decreases in certain expenses:

Commissions and Closing costs decreased by approximately $32,000 during the three months ended July 31, 2018 as compared to the comparable prior period due to the selling of no properties in the current period as compared to four properties in the prior comparable period

Rental property costs and depreciation decreased approximately $12,000 for the three months ended July 31, 2018 as compared to the comparable prior period as a result of a reduction in costs incurred in connection with the rental properties the Company acquired from ARG due to the sale of all remaining rental properties in fiscal 2018.

Travel expense decreased approximately $3,000 during the three months ended July 31, 2018 as compared to the comparable prior period due to moving the Company’s primary operations to Baja California, Mexico and the President’s move to Mexico resulting in reduced travel needs.

Miscellaneous office costs decreased by approximately $7,000 during the three months ended July 31, 2018 as compared to the comparable prior period due budgetary constraints and closing of Michigan office.

Bad debt recovery increased from $0 for the three month period ended July 31, 2017 to approximately $7,000 in the current three month period ended July 31, 2018 as the Company received payments from past due tenants and collected amounts on three previously written off land contract receivables.

Professional fees increased approximately $76,000 for the three months ended July 31, 2018 as compared to the comparable prior period mainly due to an increase in accounting, financial consulting, valuation services fees, legal fees and compliance fees.

Interest expense, net increased approximately $440,000 for the three months ended July 31, 2018 as compared to the comparable prior period mainly due to the increase in amortization of debt discounts, prepayment penalties and interest recognized in connection with convertible notes in the current quarter of fiscal 2019 as compared to the comparable prior three month period.

Loss on settlement of liabilities, common stock decreased to approximately $33,000 for the three months ended July 31, 2018 as compared to $45,000 for the comparable prior period due to a forbearance payment and issuance of common stock relating to a convertible note payable in the current quarter and the partial payoff of a convertible note payable and issuance of common stock under make whole provision in the prior comparable quarter.

Derivatives gain decreased to a loss of approximately $284,000 for the three months ended July 31, 2018 as compared to a derivatives gain of $115,000 for the comparable prior period due to the fair value adjustments in connection with the convertible notes and common stock warrants in the current three month period.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2018, we had total assets of approximately $1,951,000 compared to total assets of approximately $2,126,000 at July 31, 2018. The increase in total assets was primarily due to:

Property increased $160,000 due to Company’s acquisition of agricultural land under the terms of a definitive purchase agreement, the Company recorded agricultural land at cost in the amount of $160,000 and Note Receivable- Related Party increased $140,000 as a result of the Company’s additional loan to Contel.

These increases in assets were partially offset by decreases in: cash of approximately $88,000 and other assets decreased approximately $37,000 mainly due to a decrease in Procon’s other assets of approximately $41,000 offset by an increase in Procon’s prepaid expenses of approximately $4,000.

Cash decreased to approximately $18,000 for the period ended July 31, 2018, compared to cash of $106,000 at April 30, 2018. Cash used in operating activities was approximately $243,000 for the period ended July 31, 2018, as compared with cash used in operating activities of approximately $182,000 in the comparable period in fiscal 2017.

At July 31, 2018, we had stockholders’ deficit of approximately $2,849,000 compared to a deficit of approximately $1,531,000 at April 30, 2018.

Credit Lines

The Company has credit line promissory notes with its President and Chief Executive Officer Lines with a total balance outstanding of $840,555 as of July 31, 2018.

Convertible Note Financings

We have approximately $1,292,000 (unamortized discounts total approximately $273,000) in the aggregate of convertible debt outstanding, in the form of convertible notes.

Critical Accounting Policies

The summary of critical accounting policies below should be read in conjunction with the discussion of the Company’s accounting policies included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018. We consider the following accounting policy to be the most critical going forward:

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

a. Disclosure controls and procedures.

As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a15(e)) as of July 31, 2018, are not effective, due to lack of segregation of duties, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a15.

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

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

July 12, 2018	400,000 shares of common stock issued to a lender in connection with modification of convertible note	Bluehawk Capital, LLC	N/A	$7,240 /NA

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

PROGREEN US, INC.

Dated: September 19, 2018	BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

EXHIBIT INDEX

31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith
**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

