Form 10-Q
period 2018-10-31
Progreen US, Inc.
filed 2018-12-26
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: October 31, 2018

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of December 13, 2018 was 1,115,873,051 shares.

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

The results of operations for the three and six months ended October 31, 2018 and 2017 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen US, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2018	April 30, 2018
	(Unaudited)

Assets
Agricultural land	$160,000	$-
Land under development	500,000	500,000
Property	660,000	500,000
Cash	23,299	106,256
Accounts receivable, net of allowance of $36,910 and $37,960	58,791	-
Notes receivable - land contracts, net of allowance of $218,743 and $221,080	70,659	70,659
Other assets	96,675	82,909
Note receivable - related party	1,014,270	1,187,500
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $46,881 and $46,703	3,804	3,804
Total assets	$1,927,498	$1,951,128

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$876,530	$348,657
Reservation and tenant deposits	52,471	48,085
Notes payable	23,512	23,512
Note payable, related parties, net of discount of $0 and $0, respectively	781,200	882,555
Note payable - Ann Arbor	39,363	58,952
Derivative liabilities	1,175,090	772,895
Convertible debentures, net of discount of $99,309 and $32,682, respectively	698,803	839,247
Dividend payable	156,375	108,579
Liability under land contract-related party	520,000	400,000
Total liabilities	4,323,344	3,482,482

Stockholders’ deficit
Convertible preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 967,031 and 967,031 shares issued and outstanding, at October 31, 2018 and April 30, 2018	97	97
Convertible preferred stock, Series B $.0001 par value, 8,534,625 shares authorized, 8,534,625 and 8,534,625 shares issued and outstanding at October 31, 2018 and April 30, 2018	853	853
Common stock, $.0001 par value, 1,250,000,000 shares authorized, 739,576,346 and 421,577,283 outstanding
at October 31, 2018 and April 30, 2018	73,959	42,157
Additional paid in capital	7,066,356	6,221,833
Accumulated other comprehensive income	(20,937)	(30,999)
Accumulated deficit	(9,428,803)	(7,723,312)
Total controlling interest	(2,308,475)	(1,489,371)
Noncontrolling interest in consolidated subsidiary	(87,371)	(41,983)
Total stockholders’ deficit	(2,395,846)	(1,531,354)
Total liabilities and stockholders’ deficit	$1,927,498	$1,951,128

See accompanying notes to these unaudited condensed consolidated financial statements

ProGreen US, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Revenues:

Rental revenue	$-	$15,525	$-	$31,050
Net gain on sale of properties	-	-	-	39,905
Management fees	51,284	-	51,284	-
Total Revenue	$51,284	$15,525	$51,284	$70,955
Expenses:
Selling, general & administrative	72,780	82,918	228,795	195,393
Professional fees	90,444	91,090	225,677	150,290
Total operating expenses	$163,224	$174,008	$454,472	$345,683

Operating loss	(111,940)	(158,483)	(403,188)	(274,728)
Other expenses and income:
Interest expense, net	(912,456)	(682,187)	(1,449,210)	(778,979)
Loss on settlement of liabilities, common stock	-	-	(33,240)	(44,659)
Gain on change in fair value of derivative liabilities	466,640	514,297	182,555	628,925
Loss before income tax expense	$(557,756)	$(326,373)	$(1,703,083)	$(469,441)
Net Loss	(557,756)	$(326,373)	$(1,703,083)	$(469,441)
Less: Net loss attributable to noncontrolling interest	$(13,357)	$3,693	$(45,388)	$(7,243)
Net Loss attributable to parent	$(544,399)	$(330,066)	$(1,657,695)	$(462,198)
Deemed dividend on redeemable, convertible preferred stock, Series B	$23,898	$23,898	$47,796	$47,796
Net Loss attributable to parent common shareholders	$(568,297)	$(353,964)	$(1,705,491)	$(509,994)
Other comprehensive income (loss)
Change in foreign currency translation adjustments	$1,594	$(21,923)	$10,062	$(22,562)
Total other comprehensive income (loss)	$1,594	$(21,923)	$10,062	$(22,562)
Comprehensive net loss attributable to parent	$(566,703)	$(375,887)	$(1,695,429)	$(532,556)

Net loss per share - basic and fully diluted	(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and fully diluted	546,381,314	361,764,956	485,234,708	355,858,490

See accompanying notes to these unaudited condensed consolidated financial statements

ProGreen US, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	October 31,
	2018	2017
Cash used in operating activities
Net loss	$(1,703,083)	$(469,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	-	1,000
Depreciation	-	12,268
Gain on sale of rental properties	-	(39,905)
Recovery of bad debt, net	(10,425)	-
Gain on change in fair value of derivative liabilities	(182,555)	(628,925)
Loss on settlement of liabilities	33,240	44,659
Warrant expense	20,100	-
Amortization of debt discount	744,251	607,189
Changes in operating assets and liabilities:
Accounts receivable	(57,741)	(33,364)
Accounts payable and accrued expenses	584,706	10,292
Reservation and tenant deposits	4,386	15,499
Other current assets	(13,766)	(13,351)
Cash used in operating activities	(580,887)	(494,079)
Cash provided by investing activities
Purchase of office equipment	-	(2,584)
Proceeds from sale of properties	-	231,000
Cash received from notes receivable - land contracts	9,375	1,786
Purchase of land	(40,000)	-
Loan for note receivable - related party	649,473	(272,000)
Loan repayment by related party	(476,243)	50,000
Cash provided by investing activities	142,605	8,202

Cash provided by financing activities
Proceeds from the sale of common stock	50,000	75,000
Proceeds from notes payable-related party	-	410,070
Proceeds from notes payable	-	49,000
Repayment of notes payable	(19,589)	(342,115)
Repayment of notes payable related party	(101,355)	-
Proceeds from convertible debentures	467,707	615,438
Repayment of convertible debentures	(51,500)	(559,664)
Decrease in obligations under capital leases	-	(3,373)
Cash provided by financing activities	345,263	244,356
Effect of foreign exchange on cash	10,062	(22,562)
Net change in cash	(82,957)	(264,083)

Cash at beginning of period	106,256	289,095
Cash at end of period	$23,299	$25,012
Supplemental information:
Cash paid for interest	$147,452	$159,574

Noncash investing and financing transactions:
Reclassification of equity to derivative liability due to tainting	$320,890	$151,166
Reclassification of derivative liability to equity due to conversion	$516,140	$374,354
Dividend declared not paid, redeemable, convertible preferred stock, Series B	$47,796	$47,796
Discount on derivatives	$780,000	$490,371
Purchase of land on account	$120,000	$-
Conversion of debt and accrued interest into common stock	$603,731	$101,098

See accompanying notes to these unaudited condensed consolidated financial statements

ProGreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended October 31, 2018, are not necessarily indicative of the results that may be expected for the year ending April 30, 2019.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the six months ended October 31, 2018, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended October 31, 2018, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Revenue, Cost of Sales, Management Fees and Concentration

The Company’s wholly owned subsidiary Progreen Farms LLC (“Progreen Farms “) entered an agreement with an outside party (the “Purchaser”) to delivery 2,500 tons of chili peppers at .24 cents a pound. It was anticipated that Contel would be the sole supplier and Progreen Farms act as the distributor. However, it was determined that Contel could not deliver the required volume and other producers were contacted The price charged by Contel to Progreen is the same price (i.e. .24 cents) as Progreen Farms charges to the Purchaser thus revenue and cost of sales net to zero. Revenue and expenses are recorded when delivery is made to the Purchaser and truck weight certificates are received.

The Company charged 10% of invoice amounts to producers, other than Contel, for billing services which is recorded as a management fee. During the six months ended October 31, 2018 management fees totaled $51,284.

During the six months ended October 31, 2018, the Purchaser notified the Company that it has located another source of chili peppers for 2019 and would not need produce from Progreen Farms.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending 2019 classifications.

ProGreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

Note 2. Agricultural Land, Land Under Development and Liability under Land Contract-Related Party

During the six months ended October 31, 2018, the Company acquired agricultural land and under the terms of a definitive purchase agreement, the Company recorded agricultural land at cost in the amount of $160,000, paid $40,000 of the purchase price and recorded a liability under land contract for the balance due in the amount of $120,000 and $0 as of October 31, 2018 and April 30, 2018, respectively. No interest is due under the terms of the definitive purchase agreement. The Company held agricultural land in the amount of $160,000 and $0, as of October 31, 2018 and April 30, 2018, respectively.

The Company held land under development in the amount of $500,000 as of October 31, 2018 and April 30, 2018. The liability under land contract to purchase the land was $400,000 as of October 31, 2018 and April 30, 2018.

As of October 31, 2018 payments under the agreements are due as follows for liability under land contract – related party:

2019	$200,000
2020	120,000
2021	100,000
2022	100,000
Total	$520,000

Note 3. Accounts Receivable

Accounts receivable, in the amount of $58,791, is due in connection with the Company’s wholly owned subsidiary, ProGreen Farms LLC’s administrative services rendered to third parties and sale of chili peppers during the six months ended October 31, 2018. Accounts Receivable totaled $58,791 and $0 as of October 31, 2018 and April 30, 2018, respectively.

Note 4. Note Receivable - Related Party

During the six months ended October 31, 2018, the Company contributed an additional $476,243 to Inmobiliaria Contel S.R.L.C.V. (“Contel”) and received $649,473 from Contel from the proceeds on the sale of chili peppers. Note Receivable - Related Party Note totaled $1,014,270 and $1,187,500 as of October 31, 2018 and April 30, 2018, respectively.

Note 5. Notes Payable

During the six months ended October 31, 2018 no payments were made under Notes Payable. The amount due under the Southfield debt had a balance outstanding of $14,512 as of October 31, 2018 and April 30, 2018. The amount outstanding under the unsecured promissory note with an unrelated party note payable totaled $9,000 as of October 31, 2018 and April 30, 2018.

Note 6. Note Payable, Related Party

During the six months ended October 31, 2018, the Company paid $101,355 of amounts due under the Company’s credit line promissory notes with its President and Chief Executive Officer.

Notes payable related parties includes the amounts due under the Credit Lines with a total balance outstanding of $781,200 and $882,555 as of October 31, 2018 and April 30, 2018, respectively.

Amortization of the related discount totaled $0 and $47,635 for the six months ended October, 31, 2018 and 2017, respectively. The Company recorded total interest expense in connection with the Credit Lines in the amount of $20,336 and $14,557 for the six months ended October, 31, 2018 and 2017, respectively. Total accrued interest due under the Credit Lines was $70,953 and $50,617 as of October, 31, 2018 and April 30, 2018, respectively.

ProGreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

Note 7. Note Payable to Bank of Ann Arbor

During the six months ended October 31, 2018 the Company paid $19,589 under the note payable Ann Arbor and had a balance outstanding of $39,363 and $58,952 as of October 31, 2018 and April 30, 2018, respectively. The Company recorded interest expense in connection with this note payable in the amount of $1,914 and $11,918 for the six months ended October 31, 2018 and 2017, respectively. Accrued interest due under the note payable totaled $0 and $304 as of October 31, 2018 and April 30, 2018, respectively.

Principal payment requirements on the notes payable to Bank of Ann Arbor are as follows:

2019	$16,859
2020	22,504
Thereafter	-
Total	$39,363

Note 8. Fair Value Measurement

Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value (“FV”) of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology us one or more unobservable inputs which are significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

The Company uses Level 2 inputs for its valuation methodology for its derivative liability as its FV was determined by using the binomial pricing model based on various assumptions for convertible debt and Black-Scholes model based on various assumptions for the warrants and equity investments. The Company’s derivative liability is adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to FV of derivatives.

The Company held certain financial instruments that are measured at fair value on a recurring basis as follows:

●

Convertible debt totaling $798,112 and $0 at October 31, 2018 and April 30, 2018 respectively, with a derivative liability totaling $42,000 and $0 at October 31, 2018 and April 30, 2018, respectively, which are categorized as Level 3.

●	Equity investments totaling $754,602 and $704,602 at October 31, 2018 and April 30, 2018, respectively, with a derivative liability totaling $1,117,586 and $772,895 at October 31, 2018 and April 30, 2018, respectively, which are categorized as Level 3.

●	12,000,000 and 0 Common stock warrants at October 31 ,2018 and April 30,2018, respectively, with a derivative liability totaling $15,504 and $0 at October 31, 2018 and April 30, 2018, respectively, which are categorized as Level 3.

ProGreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

The related gain on change in fair value of derivatives totaled $182,555 and $628,925 for the six months ended October 31, 2018 and October 31, 2017, respectively.

Note 9. Derivative Liabilities

During the six months ended October 31, 2018 the Company identified conversion features embedded within its convertible debt. The Company determined that the conversion feature of the convertible notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. The fair value of the embedded derivative liabilities on the convertible notes were determined using a multinomial lattice models on the issuance dates with the assumptions in the table below.

The fair values at the commitment dates and re-measurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the 6 months ended October 31, 2018:

Stock Price	$.0019 - $.0155
Exercise Price	$.001 - $.0574
Risk Free Rate	2.20% - 12.00%
Volatility	0% - 370%
Term (Years)	(.08) - .55

The fair value of the embedded derivative liabilities on the subscription agreements at commitment date and re-measurement date are based upon the following estimates and assumptions made by management for the 6 months ended October 31, 2018:

Stock Price	$0.00
Exercise Price	$.02 - $.05
Risk Free Rate	2.90% - 3.00%
Volatility	155.60% - 211.90%
Term (Years)	2.64 - 4.50

The fair value of the Company’s derivative liabilities at October 31, 2018 is as follows:

April 30, 2018- Balance	$772,895
Discount on debt	780,000
Reclass to equity due to tainting	320,890
Reclass to equity due to conversions	(516,140)
Fair Value mark to market adjustment	(182,555)
$1,175,090

Note 10. Financing Agreement and Convertible Debentures

During the six months ended October 31, 2018 the Company issued three unsecured convertible notes payable in a total amount of $467,707 in cash, with original issue discounts and debt issuance costs totaling $30,878, interest rates of 12% per annum and due dates ranging from November 22, 2018 to June 14, 2019. The Holders shall have the right, in their sole and absolute discretion, at various dates to convert all or any part of the outstanding amount due under the Notes into fully paid and non-assessable shares of Common Stock. The conversion prices range from 55% to 65% multiplied by the average of the two lowest trading prices of the common stock during the 20 trading day period on two convertible notes and 15 trading day period on one convertible note, ending on the latest complete Trading Day prior to the conversion. The Company may prepay the amounts outstanding to the holders at any time up to the 180th day from issuance date.

ProGreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

During the six months ended October 31, 2018 the Company made cash payments totaling $51,500 and noncash payments totaling $546,906 (along with $56,829 accrued interest) in the form of conversions to 315,481,316 shares of the Company’s common stock under the terms of its convertible notes.

During the six months ended October 31, 2018 the Company entered into an agreement to amend and restate the terms of an existing convertible note. In consideration, the Company (i) issued 400,000 shares of the Company’s common stock and (ii) increased the note principal amount by $26,000 and the lender agreed to forbear its conversion rights until August 10, 2018. The Company recognized $33,240 for loss on the settlement of liabilities.

During the six months ended October 31, 2018 the Company paid $5,000 to the Auctus fund to amend certain terms of their convertible note issued on November 29, 2017. This amount was included in interest expense.

The balance of the convertible notes, net of discounts was $698,803 and $839,247 at October 31, 2018 and April 30, 2018, respectively. Amortization of debt discount was $744,251 and $559,554 for the six months ended October, 31, 2018  and 2017, respectively.

The Company recorded total interest expense in connection with the convertible debentures in the amount of $101,442 and $43,926 for the six months ended October, 31, 2018 and 2017, respectively. Total accrued interest due under the convertible debentures was $72,146 and $144,388 as of October, 31, 2018 and April 30, 2018, respectively

Effective August 31, 2018 the Company terminated its May 30, 2018 financing commitment agreement with Global Capital Partners Fund Limited.

Note 11. Subscription Agreements

During the six months ended October 31, 2018 the Company entered into a Subscription Agreement with Tangiers Global, LLC for the sale by the Company to Tangiers Global LLC an aggregate of 2,117,747 shares of the Company’s Common Stock, with a cash investment in the amount of $50,000, at a price of $0.02361 per share.

Note 12. Equity

During the six months ended October 31, 2018 the Company issued 315,881,316 shares of Common Stock, to settle conversions of $603,731 of principal and interest of convertible notes and to amend and restate an existing note.

During the six months ended October 31, 2018 the Company issued in total 2,117,747 shares of Common Stock for in cash in the amount of $50,000.

As of October 31, 2018, the total accrued dividend for the Series B Preferred stock was $156,375.

As of October 31, 2018 and April 30, 2018, amounts accrued for the true up feature of equity investments was $564,672 and $0, respectively. This amount was included in accounts payable and accrued liabilities in the condensed consolidated balance sheet and recorded as part of interest expense in the condensed consolidated statement of operations as of October 31, 2018.

ProGreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINACIAL STATEMENTS

Note 13. Warrants

For the six months ended October 31, 2018, 750,000 warrants were issued, and none were exercised or forfeited. The 750,000 warrants were fair valued for $20,100 and recorded as professional fees on the face of income statement. The Company’s outstanding and exercisable warrants as of October 31, 2018 are presented below:

	Number outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of April 30, 2018	15,000,000	$0.03	3.65
Warrants Exercisable as of April 30, 2018	14,000,000	$0.03	3.64	$58,560
Warants Granted	750,000
Warrants Foreited
Warants Exercised
Warrants Outstanding as of October 30, 2018	15,750,000	$0.03	3.21
Warrants Exercisable as of October 30, 2019	14,750,000	$0.04	3.21	$-

Note 14. Subsequent Events

Subsequent to October 31, 2018, convertible debt in the amount of $127,516 plus accrued interest totaling $71,824 were converted into 376,296,705 shares of the Company’s common stock.

On November 12, 2018, the Company entered into a Business Loan in the principal amount of $100,000, with an interest rate of 28% per annum requiring 102 payments of $1,242.72 daily. In addition, there was an origination fee of $2,000.

On December 14, 2018, the Company entered into a Merchant Agreement in the principal amount of $150,000, with an interest rate of 39% per annum requiring 120 payments of $1,737.50 daily. In addition, there was an banking fee of $7,500.

On December 5, 2018, the Company amended (the “Amendment”) the December 31, 2017 7% promissory note in the principal amount of $1,427,262, payable to American Residential Fastigheter AB (“AMREFA”), issued by the Company in redemption of 8,534,625 shares of Series B Convertible Preferred Stock held by AMREFA. The Series B Stock has not been assigned by AMREFA to the Company for cancellation and AMREFA is the registered owner of the Series B Stock. As AMREFA had not assigned the Preferred Series B Stock for cancellation and the Preferred Series B stock remained outstanding as of October 31, 2018 and April 30, 2018, the note was not considered outstanding. Under the Amendment, the Company and AMREFA have agreed; i) to cancel the Series B Stock in redemption of the Series B Stock; ii) to waive all defaults under the Original Note, iii)the principal amount of the Original Note and related interest are due and payable on June 30, 2019 and iv) the Company shall provide for payment to AMREFA of all amounts due under the Original Note, as amended, from the proceeds of the Company’s Bridge Financing currently in progress.

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

OUR BUSINESS

We have recently moved our offices in 2017, from Oakland County, Michigan, to San Diego, California, proximate to our agricultural and Cielo Mar development projects in Baja California, on which our current business operations are focused. The purchase of a condominium unit on July 28, 2009 initiated our real estate development operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan. Our business model since our initial property purchases in 2009 has been to acquire, refurbish and upgrade existing properties into more environmentally sustainable, energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single-family homes, condominiums and apartments. Once a property has been acquired, refurbished and rented, the property would be put back on the market, but now with a favorable environmental profile.

We have sold all properties in Michigan, but still have outstanding payments due from five properties, as the properties were sold on land contracts, and now concentrate on the same line of business in the Cielo Mar development. At this time, we do not offer managed properties as investment properties.

We have expanded our real estate development operations to include Baja California, Mexico. On February 11, 2016, we signed a definitive agreement with Contel for Progreen to finance the first tract of land of approximately 300 acres which is being developed by Contel for agriculture use. Four wells have been drilled on the first tract, and the growing operation has begun delivering chili peppers to Huy Fong Foods, Inc. an importer to the U.S. market under a produce purchase agreement for chili peppers.

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

The transfer of deed for the 5,000-acre oceanfront property to Procon was completed on March 15, 2017, and a Master Plan has been created for a very large resort-type retirement and vacation community with the name “Cielo Mar”. The first phase of the development of the master plan was presented to the authorities for approval, during the summer and is expected to be approved shortly.

Status of Current Bridge Financing

On May 30, 2018 the Company entered into a financing commitment agreement with Global Capital Partners Fund Limited (the “Lender”) for a $5,000,000 financing secured by a first mortgage lien on our Cielo Mar property in Baja California, Mexico. On August 28, 2018 we notified the Lender that we were terminating the financing commitment, effective August 31, 2018, due to the Lender’s acknowledged inability to fulfill its obligations to provide the loan consistent with the terms of the commitment.

We are in negotiations with other firms for a bridge loan in the amount of $5,000,000, or in that size range, and expect to receive positive responses from one or more of the firms.

Outstanding Convertible Notes

We have approximately $699,000 (unamortized discounts total approximately $99,000) in the aggregate of convertible debt outstanding, in the form of convertible notes ranging in size from $2,400 to $236,085. $139,738 of these notes are past due and, although we are in technical default, the lender has not sent us notice of default. Certain of the lenders are exercising their rights to convert their loans in to common stock and selling the shares in the public market for our stock.

Default terms in these notes generally provide for an increase in shares issuable pursuant to the lenders’ conversion rights, as well as cross-default provisions and provisions reducing the conversion prices if our common stock sells below specified prices in the over-the-counter market.

RESULTS OF OPERATIONS

Three months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017

During the three months ended October 31, 2018, we incurred a net loss of approximately $558,000 compared to a net loss of approximately $326,000 for the three months ended October 31, 2017. Revenue increased approximately $36,000 in the three months ended October 31, 2018 compared to the three months ended October 31, 2017.

Rental revenue decreased to $0 as compared to approximately $15,000 during the three months ended October 31, 2017. The Company received rental income from no properties during the three months ended October 31, 2018 as compared to five in the comparable prior period. All remaining rental properties were sold in fiscal 2018. Management fee revenue increased to approximately $51,000 as compared to $0 during the three months ended October 31, 2017. The Company received management fees, for billing services, from outside producers on sales of the producers’ chili peppers.

Selling, general & administrative decreased to approximately $73,000 as compared to approximately $83,000 during the three months ended October 31, 2017, mainly due to the following: Expenses relating to the rental properties decreased approximately $31,000 as compared to the three months ended October 31, 2017 because all properties were sold in fiscal 2018. Salary expense decreased approximately $14,000 as compared to the three months ended October 31, 2017 because the Company’s President no longer receives a salary. During the three months ended October 31, 2018, the Company recorded a bad debt recovery of approximately $3,000 due to payments received on certain land contracts. These decreases were offset by increases in expenses as follows: Expenses relating to the Cielo Mar office in Ensenada and the move to San Diego increased approximately $10,000 as compared to the three months ended October 31, 2017. Taxes increased approximately $13,000 as compared to the three months ended October 31, 2017 due to Michigan taxes and California Franchise taxes. Expenses relating to Procon increased approximately $15,000 as compared to the three months ended October 31, 2017.

Professional fees decreased approximately $645 for the three months ended October 31, 2018 as compared to the comparable prior period mainly due to an increase in financial consulting, valuation services fees and Procon architecture fees, partially offset by a decrease in audit, accounting and legal fees.

Six months Ended October 31, 2018 Compared to Six Months Ended October 31, 2017

During the six months ended October 31, 2018, we incurred a net loss of approximately $1,703,000 compared to a net loss of approximately $469,000 for the six months ended October 31, 2017. Revenue decreased approximately $20,000 in the six months ended October 31, 2018 compared to the six months ended October 31, 2017.

Rental revenue decreased to $0 as compared to approximately $31,000 during the six months ended October 31, 2017. The Company received rental income from no properties during the six months ended October 31, 2018 as compared to five in the comparable prior period. All remaining rental properties were sold in fiscal 2018. Net gain on sale of properties decreased to $0 as compared to approximately $40,000 during the six months ended October 31, 2017. The Company sold no properties in the six months ended October 31, 2018 as compared to four in the comparable prior period. Management fee revenue increased to approximately $51,000 as compared to $0 during the six months ended October 31, 2017 due to management fees, for billing services, from outside producers on sales of the outside producers’ chili peppers received by the Company.

There have been fluctuations in certain expenses in the six months ended October 31, 2018, as compared to the six months ended October 31, 2017. In the six months ended October 31, 2018, selling, general and administrative expenses increased approximately $33,000 as compared to the comparable prior period mainly due to the following changes:

There were increases in certain expenses:

Funding fees expense increased by approximately $75,000 during the six months ended October 31, 2018 as compared to the comparable prior period due to the Company’s payment of a nonrefundable fee in connection with a terminated financing commitment agreement.

Housing allowance expense increased approximately $3,000 during the six months ended October 31, 2018 as compared to the comparable prior period due to increased rent in San Diego

Miscellaneous expense increased by approximately $15,000 during the six months ended October 31, 2018 as compared to the comparable prior period due to Procon’s activity.

Fees related to the firm which disseminates the Company's press release increased by approximately $5,000 during the six months ended October 31, 2018 as compared to the comparable prior period due to an increase in newswire fees.

Other taxes expense increased by approximately $25,000 during the six months ended October 31, 2018 as compared to the comparable prior period due to value added taxes relating to Procon’s operations.

Office rent expense increased by approximately $11,000 during the six months ended October 31, 2018 as compared to the comparable prior period due to the Company’s leases in San Diego and in Ensenada.

Fees and licensing expense increased by approximately $3,000 during the six months ended October 31, 2018 as compared to the comparable prior period due costs incurred for the Cielo Mar development projects in Baja California.

These increases were offset by decreases in certain expenses:

Commissions and Closing costs decreased by approximately $32,000 during the six months ended October 31, 2018 as compared to the comparable prior period due to the selling of no properties in the current period as compared to four properties in the prior comparable period

Rental property costs and depreciation decreased approximately $43,000 for the six months ended October 31, 2018 as compared to the comparable prior period as a result of a reduction in costs incurred in connection with the rental properties the Company acquired from ARG due to the sale of all remaining rental properties in fiscal 2018.

Wage related expenses decreased by approximately $7,000 during the six months ended October 31, 2018 as compared to the comparable prior period due to adjustments to salaries and payroll taxes in the prior comparable quarter. No wages were paid in the current quarter.

Travel expense decreased approximately $4,000 during the six months ended October 31, 2018 as compared to the comparable prior period due to moving the Company’s primary operations to Baja California, Mexico and the President’s move to Mexico resulting in reduced travel needs.

Miscellaneous office costs decreased by approximately $8,000 during the six months ended October 31, 2018 as compared to the comparable prior period due budgetary constraints, reduced Ensenada expenses and closing of Michigan office.

Bad debt recovery increased from $0 for the six month period ended October 31, 2017 to approximately $10,000 in the current six month period ended October 31, 2018 as the Company received payments from past due tenants and collected amounts on six previously written off land contract receivables.

Professional fees increased approximately $75,000 for the six months ended October 31, 2018 as compared to the comparable prior period mainly due to an increase in financial consulting, valuation services fees and Procon architecture fees, partially offset by a decrease in audit, accounting and legal fees.

Interest expense, net increased approximately $670,000 for the six months ended October 31, 2018 as compared to the comparable prior period mainly due to the increase in amortization of debt discounts, prepayment penalties and interest recognized in connection with convertible notes in the current six month period as compared to the comparable prior six month period.

Loss on settlement of liabilities, common stock increased to approximately $33,000 for the six months ended October 31, 2018 as compared to $45,000 for the comparable prior period due to a forbearance payment and issuance of common stock relating to a convertible note payable in the current quarter and the partial payoff of a convertible note payable and issuance of common stock under make whole provision in the prior comparable quarter.

Derivatives gain decreased approximately $446,000 to approximately $183,000 for the six months ended October 31, 2018 as compared to a derivatives gain of $629,000 for the comparable prior period due to the fair value adjustments in connection with the convertible notes and common stock warrants in the current six month period.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2018, we had total assets of approximately $1,951,000 compared to total assets of approximately $1,927,000 at October 31, 2018. The decrease in total assets was primarily due to:

Property increased $160,000 due to Company’s acquisition of agricultural land under the terms of a definitive purchase agreement, the Company recorded agricultural land at cost in the amount of $160,000.

Accounts receivable increased approximately $59,000 as a result of amounts due to the Company for chili pepper sales.

Other assets increased approximately $13,000 mainly due to an in decrease in Procon’s other asset of approximately $35,000 offset by an increase in Procon’s prepaid expenses of approximately $15,000 and funding fees of $33,000.

These increases in assets were partially offset by decreases in: cash of approximately $83,000 and Note Receivable- Related Party decreased approximately $173,000 as a result of the Company’s additional loan to Contel in the amount of approximately $476,000 partially offset by repayments made in connection with the cost of chili peppers the amount of approximately $649,000.

Cash decreased to approximately $23,000 for the period ended October 31, 2018, compared to cash of $106,000 at April 30, 2018. Cash used in operating activities was approximately $581,000 for the period ended October 31, 2018, as compared with cash used in operating activities of approximately $494,000 in the comparable period in fiscal 2017.

At October 31, 2018, we had stockholders’ deficit of approximately $2,396,000 compared to a deficit of approximately $1,531,000 at April 30, 2018.

Trends in Increasing or Decreasing Company’s liquidity

The Company’s liquidity risk is principally associated with the financing of the Company’s operations with short-term convertible debt.

Should the Company be unable to repay the convertible notes and/or the convertible note holder are unable to convert the note into common shares, a default may be declared, causing an adverse change in our liquidity position.

The Company’s wholly owned subsidiary Progreen Farms LLC (“Progreen Farms”) entered an agreement with an outside party (the “Purchaser”) to delivery 2,500 tons of chili peppers at .24 cents a pound. The Company was notified the Purchaser has located another source of product and would not need product from Progreen Farms for 2019. Purchaser was the only vendor of Progreen Farms and the loss of revenues and cash flow will have an adverse affect on the Company’s liquidity.

If the Company is unable to acquire additional funding, our ability to finance current operations, fund loans to Contel and/or continue development of the Cielomar project would be adversely affected.

Known Trends Or Uncertainties That Would Be Projected To Affect The Company’s Operations Materially In An Unfavorable Or Favorable Manner

The Company’s wholly owned subsidiary Progreen Farms LLC (“Progreen Farms “) entered an agreement with an outside party (the “Purchaser”) to delivery 2,500 tons of chili peppers at .24 cents a pound. It was anticipated that Contel would be the sole supplier and Progreen Farms act as the distributor. However, it was determined that Contel could not deliver the required volume and other producers were contacted.

The Company charges 10% of invoice amounts to producers, other than Contel, for billing services which is recorded as a management fee. During the six months ended October 31, 2018 management fees totaled $51,284.

During the six months ended October 31, 2018, the Purchaser notified the Company that it has located another source of chili peppers for 2019 and would not need produce from Progreen Farms.

Outstanding Debt Obligations and Credit Lines

The Company has credit line promissory notes with its President and Chief Executive Officer Lines with a total balance outstanding of $781,200 as of October 31, 2018.

Convertible Note Financings

We have approximately $699,000 (unamortized discounts total approximately $99,000) in the aggregate of convertible debt outstanding, in the form of convertible notes.

Capital Lease and other Contractual Obligations

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

Commitments For Estimated Capital Expenditure Requirements

The Company does not have any commitments for estimated capital expenditure requirements.

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

a. Disclosure controls and procedures.

As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a15(e)) as of October 31, 2018, are not effective, due to lack of segregation of duties, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a15.

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

PROGREEN US, INC.

Dated: December 26, 2018	BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

EXHIBIT INDEX

31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith
**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

