Form 10-Q
period 2019-01-31
Progreen US, Inc.
filed 2019-03-25
CIK 1079297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: January 31, 2019

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of March 21, 2019 was 1,246,783,015 shares.

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

The results of operations for the three and nine months ended January 31, 2019 and 2018 are not necessarily indicative of the results for the entire fiscal year or for any other period.

ProGreen US, Inc.

Condensed Consolidated Balance Sheets

	January 31, 2019	April 30, 2018
	(Unaudited)

Assets
Agricultural land	$160,000	$-
Land under development	500,000	500,000
Property	660,000	500,000
Cash	12,688	106,256
Accounts receivable, net of allowance of $36,910 and $37,960	-	-
Notes receivable - land contracts, net of allowance of $221,371 and $221,080	70,659	70,659
Prepaid and other assets	176,675	82,909
Note receivable - related party	938,910	1,187,500
Property and equipment:
Vehicles, furniture and equipment, net of accumulated depreciation of $46,972 and $46,703	3,804	3,804
Total assets	$1,862,736	$1,951,128

Liabilities and Stockholders' Deficit
Accounts payable and accrued expenses	$1,736,721	$348,657
Reservation and tenant deposits	49,559	48,085
Notes payable	233,978	23,512
Note payable, related parties, net of discount of $0 and $0, respectively	2,143,462	882,555
Note payable - Ann Arbor	29,329	58,952
Derivative liabilities	1,051,801	772,895
Convertible debentures, net of discount of $123,567 and $32,682, respectively	501,384	839,247
Dividend payable	-	108,579
Liability under land contract-related party	520,000	400,000
Total liabilities	6,266,234	3,482,482

Stockholders' deficit
Convertible preferred stock, Series A $.0001 par value, 1,000,000 shares authorized, 967,031 and 967,031 shares issued and outstanding, at January 31, 2019 and April 30, 2018	97	97
Convertible preferred stock, Series B $.0001 par value, 8,534,625 shares authorized, 0 and 8,534,625 shares issued and outstanding at January 31, 2019 and April 30, 2018	-	853
Common stock, $.0001 par value, 1,250,000,000 shares authorized, 1,217,279,154 and 421,577,283 outstanding
at January 31, 2019 and April 30, 2018	121,730	42,157
Additional paid in capital	6,220,356	6,221,833
Accumulated other comprehensive income	(1,852)	(30,999)
Accumulated deficit	(10,640,124)	(7,723,312)
Total controlling interest	(4,299,793)	(1,489,371)
Noncontrolling interest in consolidated subsidiary	(103,705)	(41,983)
Total stockholders' deficit	(4,403,498)	(1,531,354)
Total liabilities and stockholders' deficit	$1,862,736	$1,951,128

See accompanying Notes to these Unaudited Condensed Consolidated Financial Statements

ProGreen US, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
Revenues:

Rental revenue	$-	$13,088	$-	$44,138
Net gain (loss) on sale of properties	-	(24,719)	-	15,186
Management fees	9,606	-	60,890	-
Total Revenue	$9,606	$(11,631)	$60,890	$59,324
Expenses:
Selling, general & administrative	103,437	87,856	332,232	283,249
Professional fees	80,146	99,053	305,823	249,343
Total operating expenses	$183,583	$186,909	$638,055	$532,592

Operating loss	(173,977)	(198,540)	(577,165)	(473,268)
Other expenses and income:
Interest expense, net	(981,146)	(131,737)	(2,430,356)	(910,716)
Loss on settlement of liabilities, common stock	-	-	(33,240)	(44,659)
Gain (Loss) on change in fair value of derivative liabilities	(63,441)	177,929	119,114	806,854
Loss before income tax expense	$(1,218,564)	$(152,348)	$(2,921,647)	$(621,789)
Net Loss	(1,218,564)	$(152,348)	$(2,921,647)	$(621,789)
Less: Net loss attributable to noncontrolling interest	$(16,334)	$(20,768)	$(61,722)	$(28,011)
Net Loss attributable to parent	$(1,202,230)	$(131,580)	$(2,859,925)	$(593,778)
Deemed dividend on redeemable, convertible preferred stock, Series B	$9,091	$23,898	$56,887	$71,694
Net Loss attributable to parent common shareholders	$(1,211,321)	$(155,478)	$(2,916,812)	$(665,472)
Other comprehensive income (loss)
Change in foreign currency translation adjustments	$19,085	$16,737	$29,147	$(5,825)
Total other comprehensive income (loss)	$19,085	$16,737	$29,147	$(5,825)
Comprehensive net loss attributable to parent	$(1,192,236)	$(138,741)	$(2,887,665)	$(671,297)

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and fully diluted	1,092,670,982	386,464,585	687,713,466	366,594,324

See accompanying Notes to these Unaudited Condensed Consolidated Financial Statements

ProGreen US, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	January 31,
	2019	2018
Cash used in operating activities
Net loss	$(2,921,647)	$(621,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation - restricted stock units	-	1,000
Depreciation	-	15,720
Gain on sale of rental properties	-	(15,186)
Recovery of bad debt, net	(10,425)	-
Gain on change in fair value of derivative liabilities	(119,114)	(806,854)
Loss on settlement of liabilities	33,240	44,659
Warrant expense	20,700	-
Amortization of debt discount	864,978	637,006
Changes in operating assets and liabilities:
Accounts receivable	1,050	(37,541)
Accounts payable and accrued expenses	1,405,214	9,384
Reservation and tenant deposits	1,474	24,509
Prepaid and other assets	(93,766)	(19,843)
Cash used in operating activities	(818,296)	(768,935)
Cash provided by investing activities
Purchase of office equipment	-	(2,984)
Proceeds from sale of properties	-	423,000
Cash received from notes receivable - land contracts	9,375	4,458
Purchase of land	(40,000)	-
Loan for note receivable - related party	(585,852)	(302,000)
Loan repayment by related party	834,442	50,000
Cash provided by investing activities	217,965	172,474

Cash provided by financing activities
Proceeds from the sale of common stock	50,000	399,602
Proceeds from notes payable-related party	-	480,155
Proceeds from notes payable	287,300	49,000
Repayment of notes payable	(106,457)	(510,267)
Repayment of notes payable related party	(166,355)	(20,000)
Proceeds from convertible debentures	467,707	886,938
Repayment of convertible debentures	(54,579)	(829,164)
Decrease in obligations under capital leases	-	(3,373)
Cash provided by financing activities	477,616	452,891
Effect of foreign exchange on cash	29,147	(5,825)
Net change in cash	(93,568)	(149,395)

Cash at beginning of period	106,256	289,095
Cash at end of period	$12,688	$139,700
Supplemental information:
Cash paid for interest	$100,163	$251,389

Noncash investing and financing transactions:
Reclassification of equity to derivative liability due to tainting	$301,453	$151,166
Reclassification of derivative liability to equity due to conversion	$847,855	$374,354
Dividend declared not paid, redeemable, convertible preferred stock, Series B	$56,887	$71,694
Debt discount on derivative liability	$924,985	$490,371
Purchase of land on account	$120,000	$-
Conversion of debt and accrued interest into common stock	$848,749	$101,098
Deferred gain on the sale of rental properties	$-	$52,601
Notes receivable - land contracts issued for sale of properties	$-	$124,000
Accrued interest rolled into principal	$-	$681
Reclassification of equity to derivative liability due to common stock true up feature	$19,437	$748,537
Redemption of Preferred Series B	$1,427,262	$-

See accompanying Notes to these Unaudited Condensed Consolidated Financial Statements

Progreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial Statement Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and they should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018 (the “Annual Report”). The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended January 31, 2019, are not necessarily indicative of the results that may be expected for the year ending April 30, 2019.

Basis of Presentation

The Company’s significant accounting policies are summarized in Note 1 of the Annual Report. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the interim unaudited condensed consolidated financial statements. There were no significant changes to these accounting policies during the nine months ended January 31, 2019, and the Company does not expect the adoption, as applicable, of other recent accounting pronouncements will have a material impact on its financial statements.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the period ended January 31, 2019, have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. If the Company is unable to acquire additional funding, our ability to finance current operations, fund loans to Contel and/or continue development of the Cielomar project would be adversely affected. Progeeen Farm’s Purchaser notified the Company that it has located another source of chili peppers for 2019 and would not need produce from Progreen Farms. In the event Contel’s farm is unable to identify another buyer for their produce or are unable to grow product, the repayment of Notes Receivable-Related party of approximately $939,000 as of January 31, 2019 may not occur. Further, the Company has short term notes payable for which, due to the lack of funds, the Company has not been able to meet the daily withdrawal requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to the existence of events of default under the Company’s outstanding debt obligations, which could trigger penalties. Furthermore, if our current indebtedness is not restructured, paid or converted into equity, which is at the debt holder’s discretion, our current operations do not generate sufficient cash to pay interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future. In the event we are unable to restructure, pay or convert into equity the balance of our outstanding indebtedness, the holders may obtain judgments against us and seek to enforce such judgments against our assets, in which event we will be required to cease our business activities and the equity of our stockholders will be effectively wiped out.

Progreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s only sources of additional funds to meet continuing operating expenses, fund additional development and fund additional working capital are through the sale of securities and/or debt instruments. We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. The Company may need to discontinue a portion or all of its operations if the Company is unsuccessful in generating positive cash flow or financing for the Company’s operations through the issuance of securities.

Revenue, Cost of Sales, Management Fees and Concentration

The Company’s wholly owned subsidiary Progreen Farms LLC (“Progreen Farms “) entered an agreement with an outside party (the “Purchaser”) to delivery 2,500 tons of chili peppers at .24 cents a pound. It was anticipated Contel would be the sole supplier and Progreen Farms act as the distributor. However, it was determined Contel could not deliver the required volume and other producers were contacted. The price charged by Contel to Progreen Farms was the same price (i.e. .24 cents) as Progreen Farms charges to the Purchaser thus revenue and cost of sales net to zero. Revenue and expenses are recorded when delivery is made to the Purchaser and truck weight certificates are received.

The Company charged 10% of invoice amounts to producers, other than Contel, for billing services which is recorded as a management fee. During the nine months ended January 31, 2019 management fees totaled $60,890.

During the nine months ended January 31, 2019, the Purchaser notified the Company that it located another source of chili peppers for 2019 and would not need produce from Progreen Farms.

Reclassifications

Certain amounts in previous periods have been reclassified to conform to fiscal year ending 2019 classifications.

Note 2. Agricultural Land, Land Under Development and Liability under Land Contract-Related Party

During the nine months ended January 31, 2019, the Company acquired agricultural land and under the terms of a definitive purchase agreement, the Company recorded agricultural land at cost in the amount of $160,000, paid $40,000 of the purchase price and recorded a liability under land contract for the balance due in the amount of $120,000 and $0 as of January 31, 2019 and April 30, 2018, respectively. No interest is due under the terms of the definitive purchase agreement. The Company held agricultural land in the amount of $160,000 and $0, as of January 31, 2019 and April 30, 2018, respectively.

The Company held land under development in the amount of $500,000 as of January 31, 2019 and April 30, 2018. The liability under land contract to purchase the land was $400,000 as of January 31, 2019 and April 30, 2018.

As of January 31, 2019 payments under the agreements are due as follows for liability under land contract – related party:

2019	$200,000
2020	120,000
2021	100,000
2022	100,000
Total	$520,000

Note 3. Note Receivable - Related Party

During the nine months ended January 31, 2019, the Company contributed an additional $585,852 to Inmobiliaria Contel S.R.L.C.V. (“Contel”) and received $834,442 from Contel from the proceeds on the sale of chili peppers. Note Receivable - Related Party Note totaled $938,910 and $1,187,500 as of January 31, 2019 and April 30, 2018, respectively.

Progreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Notes Payable

During the nine months ended January 31, 2019 the Company borrowed $287,300 (including fees of $11,588) with interest rates ranging from 25.00% per annum to 138.30% per annum and due dates ranging from March 27, 2019 to January 24, 2020 and made payments of $76,834 under four unsecured promissory notes.

The amount outstanding under five unsecured promissory notes with unrelated parties note payable totaled $219,466 and $9,000 as of January 31, 2019 and April 30, 2018, respectively. The Company recorded total interest expense in connection with these five unsecured promissory notes in the amount of $58,054 and $1,548 for the nine months ended January 31, 2019 and January 31, 2018, respectively. Total accrued interest due under these five unsecured promissory notes was $2,000 and $1,661 as of January 31, 2019 and April 30, 2018.

The amount due under the Southfield debt had a balance outstanding of $14,512 as of January 31, 2019 and April 30, 2018.

Note 5. Note Payable, Related Party

During the nine months ended January 31, 2019, the Company converted 8,534,625 shares of Preferred Stock Series B and the related dividend payable in the amount of $165,466 into an unsecured note payable due to AMREFA (“AMREFA NP”) in the amount of $1,427,262. A note “Original Note” for $1,427,262 dated December 31, 2017 was issued to AMREFA for the redemption of the Preferred Stock Series B. The Original Note provided for the principal to be paid in installments on June 30, 2018, December 31, 2018 and June 30, 2019. The Original Note was amended on December 5, 2018 (“December Note”), but was not recognized as the note holder did not return the Preferred Stock Series B. The December Note provided that the Company and the Holder agreed to cancel the Preferred Stock Series B and for a waiver of any past defaults under the Original Note with all principal and interest be paid on or before June 30, 2019.

Notes payable related parties includes the amount due under AMREFA NP with a total balance outstanding of $1,427,262 and $0 as of January 31, 2019 and April 30, 2018, respectively.

The Company recorded total interest expense in connection with AMREFA NP in the amount of $108,560 and $0 for the nine months ended January 31, 2019 and 2018, respectively. Total accrued interest due under AMREFA NP was $108,560 and $0 as of January 31, 2019 and April 30, 2018, respectively. The amount of the AMREFA NP exceeded the stated value of the Preferred Stock Series B as of the conversion date by $50,847, which was applied to the accrued dividend payable of $165,466. The excess of dividend payable over the AMREFA NP of $114,619 was reversed against interest expense.

During the nine months ended January 31, 2019, the Company paid $166,355 of amounts due under the Company’s unsecured credit line promissory notes with its President and Chief Executive Officer.

Notes payable related parties includes the amounts due under the Credit Lines with a total balance outstanding of $716,200 and $882,555 as of January 31, 2019 and April 30, 2018, respectively.

Amortization of the related discount totaled $0 and $61,674 for the nine months ended January 31, 2019 and 2018, respectively. The Company recorded total interest expense in connection with the Credit Lines in the amount of $29,362 and $27,720 for the nine months ended January 31, 2019 and 2018, respectively. Total accrued interest due under the Credit Lines was $79,979 and $50,617 as of January 31, 2019 and April 30, 2018, respectively.

Note 6. Note Payable to Bank of Ann Arbor

During the nine months ended January 31, 2019 the Company paid $29,623 under the note payable Ann Arbor and had a balance outstanding of $29,329 and $58,952 as of January 31, 2019 and April 30, 2018, respectively. The Company recorded interest expense in connection with this note payable in the amount of $2,836 and $16,744 for the nine months ended January 31, 2019 and 2018, respectively. Accrued interest due under the note payable totaled $8 and $304 as of January 31, 2019 and April 30, 2018, respectively.

Principal payment requirements on the notes payable to Bank of Ann Arbor are as follows:

2019	$10,219
2020	19,110
Thereafter	-
$29,329

Progreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Fair Value Measurement

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

The Company uses Level 3 inputs for its valuation methodology for its derivative liability as its FV was determined by using the Binomial pricing model based on various assumptions for convertible debt and Black-Scholes model based on various assumptions for the warrants and equity investments. The Company’s derivative liability is adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to FV of derivatives.

The Company held certain financial instruments that are measured at fair value on a recurring basis as follows:

●

Convertible debt totaling $624,951 and $0 at January 31, 2019 and April 30, 2018 respectively, with a derivative liability totaling $355,056 and $0 at January 31, 2019 and April 30, 2018, respectively, which are categorized as Level 3.

●	Equity investments totaling $754,602 and $704,602 at January 31, 2019 and April 30, 2018, respectively, with a derivative liability totaling $689,129 and $772,895 at January 31, 2019 and April 30, 2018, respectively, which are categorized as Level 3.
●

7,000,000 and 0 Common stock warrants at January 31, 2019 and April 30, 2018, respectively, with a derivative liability totaling $7,616 and $0 at January 31, 2019 and April 30, 2018, respectively, which are categorized as Level 3.

The related gain on change in fair value of derivatives totaled $119,114 and $806,854 for the nine months ended January 31, 2019 and 2018, respectively.

Note 8. Derivative Liabilities

During the nine months ended January 31, 2019 the Company identified conversion features embedded within its convertible debt. The Company determined the conversion feature of the convertible notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. The fair value of the embedded derivative liabilities on the convertible notes were determined using a Binomial model on the issuance dates with the assumptions in the table below.

Progreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair values at the commitment dates and re-measurement dates for the convertible debt and warrants treated as derivative liabilities are based upon the following estimates and assumptions made by management for the nine months ended January 31, 2019:

Stock Price	$.0009-$.0021
Exercise Price	$.000079-$.05
Risk Free Rate	2.23%-3.00%
Volatility	0%-412.9%
Term (Years)	0-4.5

The fair value of the embedded derivative liabilities on the subscription agreements at commitment date and re-measurement date are based upon the following estimates and assumptions made by management for the nine months ended January 31, 2019:

Stock Price	$0.0011
Exercise Price	$.0198 - $.0574
Risk Free Rate	2.20% - 2.51%
Volatility	0% - 250%
Term (Years)	0 - .55

The fair value of the Company’s derivative liabilities at January 31, 2019 is as follows:

April 30, 2018 - Balance	772,895
Discount on debt	924,985
Reclass from equity due to tainting	301,453
Reclass to equity due to conversion	(847,855)
Reclass from equity due to common stock true up feature	19,437
Fair value mark to market adjustment	(119,114)
1,051,801

Note 9. Financing Agreement and Convertible Debentures

During the nine months ended January 31, 2019 the Company issued three unsecured convertible notes payable in a total amount of $467,707 in cash, with original issue discounts and debt issuance costs totaling $30,878, interest rates of 12% per annum and due dates ranging from November 22, 2018 to June 14, 2019. The Holders shall have the right, in their sole and absolute discretion, at various dates to convert all or any part of the outstanding amount due under the Notes into fully paid and non-assessable shares of Common Stock. The conversion prices range from 55% to 65% multiplied by the average of the two lowest trading prices of the common stock during the 20 trading day period on two convertible notes and 15 trading day period on one convertible note, ending on the latest complete Trading Day prior to the conversion. The Company may prepay the amounts outstanding to the holders at any time up to the 180th day from issuance date.

During the nine months ended January 31, 2019 the Company made cash payments totaling $54,579 and noncash payments totaling $716,984 (along with $131,765 accrued interest and fees) in the form of conversions to 793,184,124 shares of the Company’s common stock under the terms of its convertible notes.

During the nine months ended January 31, 2019 the Company entered into an agreement to amend and restate the terms of an existing convertible note. In consideration, the Company (i) issued 400,000 shares of the Company’s common stock and (ii) increased the note principal amount by $26,000 and the lender agreed to forbear its conversion rights until August 10, 2018. The Company recognized $33,240 for loss on the settlement of liabilities. The Company accounted for this amendment under FASB Accounting Standards Codification ("ASC") 470-50 "Accounting for Debt Modifications and Extinguishments" as a debt modification.

Progreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended January 31, 2019 the Company paid $5,000 to the Auctus fund to amend certain terms of their convertible note issued on November 29, 2017. This amount was included in interest expense.

The balance of the convertible notes, net of discounts was $501,384 and $839,247 at January 31, 2019 and April 30, 2018, respectively. Amortization of debt discount was $864,978 and $575,332 for the nine months ended January 31, 2019 and 2018 respectively.

The Company recorded total interest expense in connection with convertible debentures in the amount of $200,051 and $94,441 for the nine months ended January 31, 2019 and 2018, respectively. Total accrued interest due under the convertible debentures was $88,320 and $44,735 as of January 31, 2019 and April 30, 2018, respectively.

Effective August 31, 2018 the Company terminated its May 30, 2018 financing commitment agreement with Global Capital Partners Fund Limited.

Note 10. Equity

During the nine months ended January 31, 2019 the Company issued 793,584,124 shares of Common Stock, to settle conversions of $848,749 of principal and interest of convertible notes and to amend and restate an existing note.

During the nine months ended January 31, 2019 the Company issued in total 2,117,747 shares of Common Stock for in cash in the amount of $50,000.

During the nine months ended January 31, 2019, the Company amended (the “Amendment”) the December 31, 2017 7% promissory note in the principal amount of $1,427,262, payable to American Residential Fastigheter AB (“AMREFA”), issued by the Company in redemption of 8,534,625 shares of Series B Convertible Preferred Stock held by AMREFA. (See Note 5)

As of January 31, 2019, the total accrued dividend for the Series B Preferred stock was $0. For the nine months ended January 31, 2019, $56,887 of dividends was recorded. The total accrued dividend was $165,466 as of December 5, 2018 and was exchanged for the AMREFA note (see Note 5).

As of January 31, 2019 and April 30, 2018, amounts accrued for the true up feature of equity investments was $1,278,627 and $0, respectively. This amount was included in accounts payable and accrued liabilities in the condensed consolidated balance sheet and recorded as part of interest expense in the condensed consolidated statement of operations as of January 31, 2019.

Progreen US, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Warrants

For the nine months ended January 31, 2019, 40,750,000 warrants were issued, and none were exercised or forfeited. The 40,750,000 warrants were fair valued for $56,100 and $20,700 was recorded as professional fees on the face of income statement for the warrants that have vested as of January 31, 2019. The Company’s outstanding and exercisable warrants as of January 31, 2019 are presented below:

	Number outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of April 30, 2018	15,000,000	$0.03	3.65
Warrants Exercisable as of April 30, 2018	14,000,000	$0.03	3.64	$58,560
Warrants Granted	40,750,000	$0.01
Warrants Cancelled	(5,000,000)
Warrants Outstanding as of January31, 2019	50,750,000	$0.01	4.50
Warrants Exercisable as of January 31, 2019	9,750,000	$0.03	2.93	$-

Included in the 40,750,000 warrants issued during the nine months ended January 31, 2019 are 25,000,000 warrants issued to the Company’s Chief Executive Officer. 5,000,000 warrants issued to the Chief Executive Officer was cancelled due to the valuation cost and high exercise price.

The fair value of the warrants was calculated using the Black-Scholes valuation model and are based upon the following estimates and assumptions made by management for the nine months ended January 31, 2019.

Stock Price	$0.0011
Exercise Price	$.02 - $.05
Risk Free Rate	2.43%
Volatility	155.6% - 412.9%
Term (Years)	2.39 - 4.24

Note 12. Subsequent Events

On February 23, 2019, the number, designation, rights, preferences and privileges of a new Series of Preferred Stock, the Series C Preferred Stock were established by the Board of Directors of the Company. The designation, rights, preferences and privileges that the Board established for the Series C Preferred Stock are set forth in a Certificate of Designations that was filed with the Secretary of State of the State of Delaware on February 27, 2019. Among other things, the Certificate of Designation provides that each one share of Series C Preferred has voting rights equal to (x) (i) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the number of determined by this clause (i), the “Numerator”), divided by (ii) 0.49, minus (y) the Numerator. These voting rights apply only to matters of Company capitalization (i.e. increase in authorized shares of common stock, stock splits, etc.), and similar matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent. The Series C has a par value of $0.0001 per share, no rights to dividends but provides for liquidation rights which entitle the holder to a pro-rata share of net assets. Each Series C share is convertible, at the option of the holder, into one share of Common Stock. The Company issued 51 shares of the Series C Preferred to the Company’s Chief Executive Officer.

Subsequent to January 31, 2018, convertible debt in the amount of $21,294 was converted into 36,713,000 shares of the Company’s common stock.

During March 2019, The Company received an advance of $50,000 from Sactum AB. This advance carries an interest rate of 10%, to be repaid on or before January 15, 2020.

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

OUR BUSINESS

We have recently moved our offices in 2017, from Oakland County, Michigan, to San Diego, California, proximate to our agricultural and Cielo Mar development projects in Baja California, on which our current business operations are focused. The purchase of a condominium unit on July 28, 2009 initiated our real estate development operations directed at purchasing income-producing residential real estate apartment homes, condominiums and houses in the State of Michigan. Our business model in our initial operations commencing in 2009 was to acquire, refurbish and upgrade existing properties into more environmentally sustainable, energy efficient, comfortable and healthier living spaces so that they meet standards that exceed what is often the norm for most single-family homes, condominiums and apartments. Once a property was acquired, refurbished and rented, the property would be put back on the market, but now with a favorable environmental profile.

We have sold all properties in Michigan, but still have outstanding payments due from five properties, as the properties were sold on land contracts, and we now concentrate on the same line of business in the Cielo Mar development. At this time, we do not offer managed properties as investment properties.

Our real estate development operations are now concentrated in Baja California, Mexico. On February 11, 2016, we signed a definitive agreement with Inmobiliaria Contel S.R.L.C.V. (“Contel”) for Progreen to finance the first tract of land of approximately 300 acres which is being developed by Contel for agriculture use. Four wells have been drilled on the first tract, and the growing operations have been conducted, the produce being sold through an importer into the U.S. markets.

In addition, we have formed the Procon joint venture subsidiary, which is the holding company for further non-agricultural land and real estate developments. On January 23, 2017, Procon entered into a definitive purchase agreement for, and took possession of, a large tract of land situated near the town of El Rosario in Baja California. The land, planned for residential real estate development, borders the Pacific Ocean and covers a total area of 2,016 ha (5,000 acres) with 7.5 km (4.5 miles) of ocean front.

The transfer of deed for the 5,000-acre oceanfront property to Procon was completed on March 15, 2017, and a Master Plan has been created for a resort-type retirement and vacation community with the name “Cielo Mar”. The first phase of the development of the master plan was presented to the authorities for approval, during the summer and is expected to be approved shortly.

Status of Current Bridge Financing

We are in executed a term sheet with a firm for a bridge loan in the amount of $2,500,000. This loan is for 36 months at an interest rate of 9.25% fixed. The anticipated closing date for funding is April 2019.

Outstanding Convertible Notes

We have approximately $501,000 (unamortized discounts total approximately $124,000) in the aggregate of convertible debt outstanding, in the form of convertible notes ranging in size from $22,766 to $236,085. $493,601 of these notes are past due and, although we are in technical default, the lender has not sent us notice of default. Certain of the lenders are exercising their rights to convert their loans in to common stock and selling the shares in the public market for our stock.

Default terms in these notes generally provide for an increase in shares issuable pursuant to the lenders’ conversion rights, as well as cross-default provisions and provisions reducing the conversion prices if our common stock sells below specified prices in the over-the-counter market.

While the Company is attempting to establish an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, the Company’s cash position may not be adequate to support the Company’s daily operations. The Company’s only sources of additional funds to meet continuing operating expenses, fund additional development and fund additional working capital are through the sale of securities and/or debt instruments. We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. The Company may need to discontinue a portion or all of its operations if the Company is unsuccessful in generating positive cash flow or financing for the Company’s operations through the issuance of securities.

We will require additional common stock to issue to potential equity investors in the Company. On February 23, 2019 our Board of Directors approved the filing with the Delaware Secretary of State of an amendment to our Certificate of Incorporation providing for a new Series C Preferred Stock, with special majority voting rights. Effective March 18, 2019, the Board authorized the issuance of these preferred shares with special voting rights to our Chief Executive Officer, so that the Company could proceed with a stockholder vote to approve an increase in the Company’s authorized common stock.

Outstanding Notes Payable

We have five short term notes in the aggregate of $219,464, ranging in size from $9,000 to $123,150. Three notes require a daily withdrawal of $3,499 from the Company’s bank account. One requires a quarterly payment of $1,517. One note was due on July 19, 2018. Due to the lack of funds, the Company has not been able to meet the daily withdrawal requirement for the three short term notes. Although we are in technical default, the lenders have not sent us notice of default.

Cielomar Development

On January 17, 2019, the Company executed an exclusive broker/agent agreement with EXIT Southeast’s Marketing Group LLC (“EXIT”). This agreement grants EXIT the exclusive right to sell property within Cielomar. Beginning on March1, 2019. EXIT will begin direct marketing efforts for the sale of single family/multi-family condo/resort homes.

RESULTS OF OPERATIONS

Three months Ended January 31, 2019 Compared to Three Months Ended January 31, 2018

During the three months ended January 31, 2019, we incurred a net loss of approximately $1,219,000 compared to a net loss of approximately $152,000 for the three months ended January 31, 2018. Revenue increased approximately $21,000 in the three months ended January 31, 2019 compared to the three months ended January 31, 2018.

Rental revenue decreased to $0 in the three months ended January 31, 2019 as compared to approximately $13,000 during the three months ended January 31, 2018. The Company received rental income from no properties during the three months ended January 31, 2019 as compared to five in the comparable prior period. All remaining rental properties were sold in fiscal 2018. Net loss on sale of properties decreased to $0 as compared to a loss of approximately $25,000 during the three months ended January 31, 2018, during which the Company sold three properties as compared to none in the current period. Management fee revenue increased to approximately $9,600 as compared to $0 during the three months ended January 31, 2018. The Company received management fees, for billing services, from outside producers on sales of the producers’ chili peppers.

Selling, general & administrative increased to approximately $103,000 as compared to approximately $88,000 during the three months ended January 31, 2018, mainly due to the following: Expenses relating to the rental properties decreased approximately $18,000 as compared to the three months ended January 31, 2018 because all properties were sold in fiscal 2018. Automobile expenses decreased by approximately $1,000 due to less maintenance costs. Insurance expenses decreased by approximately $1,500 due to a decrease in rates. Miscellaneous expenses decreased by approximately $9,600 due to efforts at the ProCon to contain expenses. Rent expense decreased by approximately $1,400 due to the elimination of the Michigan office. Travel expenses decreased by approximately $8,000 due to moving the Company’s primary operations to Baja California, Mexico and the President’s move to Mexico. These decreases were offset by the following increase in expenses. Bank fees increased by approximately $1,300 due to the increased number of wire transactions. Dues increased by approximately $3,000 due to membership in the San Diego Chamber of Commerce. Investor relations increased by approximately $8,000 due to increased rate charged by a consultant. Fees increased by approximately $2,400 due to increase in fees to Newswire fees. Housing allowance increased by approximately $6,000 due to increased rent in San Diego. Funding fees increased approximately $29,000 due to the Company’s payment of a nonrefundable fee in connection with a terminated financing commitment agreement. Taxes increased by approximately $2,200 due to increase in VAT taxes incurred by ProCon. Bad debt expense increased by approximately $2,600 due to less payment received from land contracts.

Professional fees decreased approximately $19,000 for the three months ended January 31, 2019 as compared to the comparable prior period mainly due to a decrease in audit, accounting and legal fees, partially offset by an increase in financial consulting, valuation services fees and Procon architecture fees.

Nine months Ended January 31, 2019 Compared to Nine Months Ended January 31, 2018

During the nine months ended January 31, 2019, we incurred a net loss of approximately $2,922,000 compared to a net loss of approximately $622,000 for the nine months ended January 31, 2018. Revenue increased approximately $1,600 in the nine months ended January 31, 2019 compared to the nine months ended January 31, 2018.

Rental revenue decreased to $0 as compared to approximately $44,000 during the nine months ended January 31, 2018. The Company received rental income from no properties during the nine months ended January 31, 2019 as compared to five in the comparable prior period. All remaining rental properties were sold in fiscal 2018. Net gain on sale of properties decreased to $0 as compared to approximately $15,000 during the nine months ended January 31, 2018. Management fee revenue increased to approximately $61,000 as compared to $0 during the nine months ended January 31, 2018 due to management fees, for billing services, from outside producers on sales of the outside producers’ chili peppers received by the Company.

There have been fluctuations in certain expenses in the nine months ended January 31, 2019, as compared to the nine months ended January 31, 2018. In the nine months ended January 31, 2019, selling, general and administrative expenses increased approximately $49,000 as compared to the comparable prior period mainly due to the following changes:

There were increases in certain expenses:

Funding fees expense increased by approximately $104,000 during the nine months ended January 31, 2019 as compared to the comparable prior period due to the Company’s payment of a nonrefundable fee in connection with a terminated financing commitment agreement.

Housing allowance expense increased approximately $9,500 during the nine months ended January 31, 2019 as compared to the comparable prior period due to increased rent in San Diego

Miscellaneous expense increased by approximately $4,000 during the nine months ended January 31, 2019 as compared to the comparable prior period due to Procon’s activity.

Fees related to the firm which disseminates the Company’s press release increased by approximately $8,000 during the nine months ended January 31, 2019 as compared to the comparable prior period due to an increase in newswire fees.

Other taxes expense increased by approximately $28,000 during the nine months ended January 31, 2019 as compared to the comparable prior period due to value added taxes relating to Procon’s operations.

Office rent expense increased by approximately $10,000 during the nine months ended January 31, 2019 as compared to the comparable prior period due to the Company’s leases in San Diego and in Ensenada.

Dues expense increased by approximately $5,000 during the nine months ended January 31, 2019 as compared to the comparable prior period due costs incurred for membership in the San Diego Chamber of Commerce,

Bank Charges increased by approximately $3,000 due to increase in the number of wire transfers.

Investor relations increased by approximately $8,000 due to increased fees paid to a consultant.

Payroll taxes increased by approximately $4,500 due to employment taxes incurred in Michigan.

These increases were offset by decreases in certain expenses:

Commissions and Closing costs decreased by approximately $45,000 during the nine months ended January 31, 2019 as compared to the comparable prior period due to the selling of no properties in the current period as compared to four properties in the prior comparable period

Rental property costs and depreciation decreased approximately $48,000 for the nine months ended January 31, 2019 as compared to the comparable prior period as a result of a reduction in costs incurred in connection with the rental properties the Company acquired from ARG due to the sale of all remaining rental properties in fiscal 2018.

Wage related expenses decreased by approximately $12,000 during the nine months ended January 31, 2019 as compared to the comparable prior period due to adjustments to salaries and payroll taxes in the prior comparable quarter. No wages were paid in the current quarter.

Travel expense decreased approximately $8,600 during the nine months ended January 31, 2019 as compared to the comparable prior period due to moving the Company’s primary operations to Baja California, Mexico and the President’s move to Mexico resulting in reduced travel needs.

Miscellaneous office costs decreased by approximately $9,700 during the nine months ended January 31, 2019 as compared to the comparable prior period due budgetary constraints, reduced Ensenada expenses and closing of Michigan office.

Automobile expenses decreased approximately $2,700 due to less required maintenance.

Office and insurance expense decreased approximately $2,000 due primarily to the elimination of a consultant and decrease in insurance rates.

Bad debt recovery increased from $0 for the nine month period ended January 31, 2018 to approximately $7,000 in the current nine month period ended January 31, 2019 as the Company received payments from past due tenants and collected amounts on nine previously written off land contract receivables.

Professional fees increased approximately $56,000 for the nine months ended January 31, 2019 as compared to the comparable prior period mainly due to an increase in financial consulting, valuation services fees and Procon architecture fees, partially offset by a decrease in audit, accounting and legal fees.

Interest expense, net increased approximately $1,520,000 for the nine months ended January 31, 2019 as compared to the comparable prior period mainly due to the increase in amortization of debt discounts, prepayment penalties and interest recognized in connection with convertible notes in the current nine month period as compared to the comparable prior nine month period.

Loss on settlement of liabilities, common stock decreased to approximately $33,000 for the nine months ended January 31, 2019 as compared to $45,000 for the comparable prior period due to a forbearance payment and issuance of common stock relating to a convertible note payable in the current quarter and the partial payoff of a convertible note payable and issuance of common stock under make whole provision in the prior comparable quarter.

Derivatives gain decreased approximately $688,000 to approximately $119,000 for the nine months ended January 31, 2019 as compared to a derivatives gain of $807,000 for the comparable prior period due to the fair value adjustments in connection with the convertible notes, common stock warrants and equity subscriptions in the current nine month period.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2018, we had total assets of approximately $1,951,000 compared to total assets of approximately $1,863,000 at January 31, 2019. The decrease in total assets was primarily due to:

Property increased $160,000 due to Company’s acquisition of agricultural land under the terms of a definitive purchase agreement, the Company recorded agricultural land at cost in the amount of $160,000.

Other assets increased approximately $94,000 mainly due to an in increase in Procon’s prepaid expenses of approximately $21,000, interest receivable from land contracts of approximately $40,000 and funding fees of $33,000.

These increases in assets were partially offset by decreases in cash of approximately $93,000 and Note Receivable- Related Party decreased approximately $249,000 as a result of the Company’s additional loan to Contel in the amount of approximately $585,000 partially offset by repayments made in connection with the cost of chili peppers the amount of approximately $834,000.

Cash decreased to approximately $13,000 for the period ended January 31, 2019, compared to cash of $106,000 at April 30, 2018. Cash used in operating activities was approximately $818,000 for the period ended January 31, 2019, as compared with cash used in operating activities of approximately $769,000 in the comparable period in fiscal 2018.

At January 31, 2019, we had stockholders’ deficit of approximately $4,403,000 compared to a deficit of approximately $1,531,000 at April 30, 2018.

Trends in Increasing or Decreasing Company’s Liquidity

The Company’s liquidity risk is principally associated with the financing of the Company’s operations with short-term convertible debt and short term notes payable.

Should the Company be unable to repay the convertible notes and/or the convertible note holder are unable to convert the note into common shares, a default may be declared, causing an adverse change in our liquidity position. Should the Company be unable to pay the short term note holders, a default may be declared and a judgment held against the assets of the Company.

The Company’s wholly owned subsidiary Progreen Farms LLC (“Progreen Farms”) entered an agreement with an outside party (the “Purchaser”) to delivery 2,500 tons of chili peppers at .24 cents a pound. The Company was notified the Purchaser has located another source of product and would not need product from Progreen Farms for 2019. Purchaser was the only vendor of Progreen Farms and the loss of revenues and cash flow had an adverse affect on the Company’s liquidity.

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

The Company charged 10% of invoice amounts to producers, other than Contel, for billing services which is recorded as a management fee. During the nine months ended January 31, 2019 management fees totaled $60,890.

During the nine months ended January 31, 2019, the Purchaser notified the Company that it has located another source of chili peppers for 2019 and would not need produce from Progreen Farms.

In the event Contel’s farm is unable to identify another buyer for their produce or are unable to grow product, the repayment of Notes Receivable-Related party of approximately $939,000 as of January 31, 2019 may not occur.

Outstanding Debt Obligations and Credit Lines

The Company has credit line promissory notes with its President and Chief Executive Officer Lines with a total balance outstanding of $716,200 as of January 31, 2019.

The Company has short term notes with five lenders four of which are in arrears. The Company has been in contact with each one to delay any legal action. The intent of the Company is to pay these short term notes with the proceeds from the bridge financing,

Convertible Note Financings

We have approximately $501,000 (unamortized discounts total approximately $124,000) in the aggregate of convertible debt outstanding, in the form of convertible notes.

Capital Lease and other Contractual Obligations

Effective April 1, 2016, the Company entered into a lease agreement for office space for a period of thirty-six (36) months for its Michigan office. The monthly lease payments for the period April 1, 2016 through March 1, 2017 total $872, for the period April 1, 2017 through March 1, 2018 total $903 and the period April 1, 2018 through March 1, 2019 total $934. The Company is no longer occupying the Michigan office and is waiting for the landlord to present the final rent notice.

On May 30, 2017, the Company leased our offices at 2667 Camino del Rio South, Suite 312, San Diego, CA 92108, of approximately 740 sq. ft., at a current monthly rent of $1,250, under a month-to-month lease.

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

a. Disclosure controls and procedures.

As of the end of period covered by this report, the Company carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a15(e)) as of January 31, 2019, are not effective, due to lack of segregation of duties, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a15.

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

Date	Title and Amount (1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts

January 1, 2019	Common Stock Purchase Warrant, expiring January 1, 2024, to purchase 10,000,000 shares of common stock at an exercise price of $0.01 per share.	Accounting consultant.	NA	$ 100,000/NA

January 1, 2019	Common Stock Purchase Warrant, expiring January 1, 2024, to purchase 5,000,000 shares of common stock at an exercise price of $0.01 per share.	Investor Relations consultant.	NA	$50,000/NA

January 1, 2019	Common Stock Purchase Warrant, expiring January 1, 2024, to purchase 25,000,000 shares of common stock at an exercise price of $0.01 per share, issued to the Company’s Chief Executive Office.	Chief Executive Officer	NA	$250,000/NA

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

PROGREEN US, INC.

Dated March 25, 2019	BY:	/s/ Jan Telander
Jan Telander
President and Chief Executive Officer

EXHIBIT INDEX

31*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32**	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith
**	Furnished herewith

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

